Form 10-Q
period 2017-09-30
Deciphera Pharmaceuticals, Inc.
filed 2017-11-14
CIK 1654151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number: 001-38219

Deciphera Pharmaceuticals, Inc.

(Exact name of registrant as specified in its charter)

Delaware	30-1003521
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

500 Totten Pond Road Waltham, MA	02451
(Address of principal executive offices)	(Zip Code)

(781) 209-6400

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 31, 2017 there were 32,591,686 shares of Common Stock, $0.01 par value per share, outstanding.

Deciphera Pharmaceuticals, Inc.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements, which reflect our current views with respect to, among other things, our operations and financial performance. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plan, objectives of management and expected market growth are forward-looking statements.You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under “Risk Factors” and include, among other things:

•	the success, cost and timing of our product development activities and clinical trials, including the timing of our planned Phase 3 trials for DCC-2618 in GIST;

•	our ability to obtain and maintain regulatory approval for DCC-2618 or any of our other current or future drug candidates, and any related restrictions, limitations, and/or warnings in the label of an approved drug candidate;

•	our expectations regarding the size of target patient populations for our drug candidates, if approved for commercial use, and any additional drug candidates we may develop;

•	our ability to obtain funding for our operations;

•	the commercialization of our drug candidates, if approved;

•	our plans to research, develop and commercialize our drug candidates, including the timing of our planned Phase 3 trials for DCC-2618 in GIST;

•	our ability to attract collaborators with development, regulatory and commercialization expertise;

•	our expectations regarding our ability to obtain, maintain, enforce and defend our intellectual property protection for our drug candidates;

•	future agreements with third parties in connection with the commercialization of DCC-2618, or any of our other current or future drug candidates;

•	the size and growth potential of the markets for our drug candidates, and our ability to serve those markets;

•	the rate and degree of market acceptance of our drug candidates, as well as the reimbursement coverage for our drug candidates;

•	regulatory and legal developments in the United States and foreign countries;

•	the performance of our third-party suppliers and manufacturers;

•	the success of competing therapies that are or may become available;

•	our ability to attract and retain key scientific or management personnel;

•	the accuracy of our estimates regarding expenses, future revenues, capital requirements and needs for additional financing;

•	our expectations regarding the period during which we qualify as an emerging growth company under the JOBS Act; and

•	our use of the proceeds from our initial public offering.

These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Quarterly Report on Form 10-Q. The forward-looking statements contained in this Quarterly Report on Form 10-Q are made as of the date of this Quarterly Report on Form 10-Q, and we undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

Deciphera Pharmaceuticals, Inc.

Balance Sheets

(Unaudited)

	September 30,	August 1,
	2017	2017
Assets	$—	$—

Stockholders’ Equity
Common stock, $0.01 par value; 1,000 shares authorized, no shares issued or outstanding as of September 30, 2017 and August 1, 2017	—	—

Total stockholders’ equity	$—	$—

The accompanying notes are an integral part of these balance sheets.

Deciphera Pharmaceuticals, Inc.

Notes to Balance Sheets

(Unaudited)

1. Organization

Deciphera Pharmaceuticals, Inc. (the “Company”) was formed as a Delaware corporation on August 1, 2017. The Company was formed for the sole purpose of completing an initial public offering, (the “IPO”) and related transactions in order to carry on the business of Deciphera Pharmaceuticals, LLC. The Company will be the sole managing member of Deciphera Pharmaceuticals, LLC and will operate and control all of the businesses and affairs of Deciphera Pharmaceuticals, LLC. The Company does not intend to be an operating entity and incur any expenses prior to, and independent of the IPO (see Note 4).

2. Summary of Significant Accounting Policies

Basis of Presentation

The balance sheet is presented in accordance with accounting principles generally accepted in the United States of America. Separate statements of operations, of comprehensive income, of stockholders’ equity and of cash flows have not been presented in the financial statements because there have been no activities in this entity.

The Company’s fiscal year ends on December 31.

3. Stockholders’ Equity

As of September 30, 2017 and August 1, 2017, the Company was authorized to issue 1,000 shares of common stock, par value $0.01 per share, none of which had been issued.

2017 Equity Incentive Plan

On September 21, 2017, the Company adopted the 2017 Stock Option and Incentive Plan (the “2017 Plan”) which became effective on September 26, 2017. The 2017 Plan provides for the grant of equity-based incentive awards. The Company initially reserved 2,655,831 shares of common stock for the issuance of awards under the 2017 Plan. The 2017 Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning on January 1, 2018, by 4% of the outstanding number of shares of our common stock on the immediately preceding December 31 or such lesser number of shares as determined by the Compensation Committee of the Company’s Board of Directors.

On September 21, 2017, the Board of Directors of the Company approved the grant of options to purchase 505,675 shares of common stock to certain employees and directors at an exercise price equal to the IPO price of its common stock, which was $17.00 per share, subject to the completion of the Conversion (see Note 4).

2017 Employee Stock Purchase Plan

On September 21, 2017, the Company adopted the 2017 Employee Stock Purchase Plan, (the “ESPP”) which became effective on September 26, 2017. The ESPP initially reserves and authorizes the issuance of up to a total of 306,750 shares of common stock to participating employees. The ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2018 and each January 1 thereafter through January 1, 2027, by the least of (i) 1% of the outstanding number of shares of our common stock on the immediately preceding December 31; (ii) 400,000 shares or (iii) such number of shares as determined by the ESPP administrator.

As of September 30, 2017, no offering periods have commenced under the ESPP.

4. Subsequent Events

Increase in Authorized Shares

On October 2, 2017, the Company’s amended and restated its certificate of incorporation to increase authorized capital stock to 125,000,000 shares of common stock and 5,000,000 shares of preferred stock, each with a par value of $0.01 per share.

Conversion

On October 2, 2017, immediately prior to the completion of the IPO, the Company engaged in a series of transactions whereby Deciphera Pharmaceuticals, LLC became a wholly owned subsidiary of Deciphera Pharmaceuticals, Inc. As part of the transactions, shareholders of Deciphera Pharmaceuticals, LLC exchanged their shares of Deciphera Pharmaceuticals, LLC for shares of Deciphera Pharmaceuticals, Inc. on a one-for-5.65 basis and exchanged their outstanding equity incentive awards of Deciphera Pharmaceuticals, LLC for options to purchase the same number of shares of common stock of Deciphera Pharmaceuticals, Inc. multiplied by 5.65, with a corresponding adjustment to divide the exercise price by 5.65 (the “Conversion”). The Conversion included the exchange of all outstanding series A, series B and series C preferred shares of Deciphera Pharmaceuticals, LLC for an aggregate of 24,425,190 shares of common stock of Deciphera Pharmaceuticals, Inc. and the exchange of all outstanding options and share appreciations rights of Deciphera Pharmaceuticals, LLC for 4,092,710 options to purchase common stock of Deciphera Pharmaceuticals, Inc. with a weighted average exercise price of $3.37 per share.

Initial Public Offering

On October 2, 2017, the Company completed the IPO, pursuant to which it issued and sold 7,500,000 shares of common stock at the IPO price of $17.00 per share, resulting in net proceeds of $118.6 million after deducting underwriting discounts and commissions but before other offering expenses. On October 4, 2017, the Company issued and sold an additional 666,496 shares of its common stock at the IPO price of $17.00 per share, less underwriting discounts and commissions, pursuant to the underwriters’ partial exercise of their option to purchase additional shares of common stock, resulting in additional net proceeds to the Company of $10.5 million after deducting underwriting discounts and commissions.

Deciphera Pharmaceuticals, LLC

Balance Sheets

(In thousands, except share data)

(Unaudited)

	September 30,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$82,149	$57,461
Prepaid expenses and other current assets	596	791

Total current assets	82,745	58,252
Property and equipment, net	731	514
Deferred offering costs	4,316	104
Other assets	75	75

Total assets	$87,867	$58,945

Liabilities, Convertible Preferred Shares and Members’ Deficit
Current liabilities:
Accounts payable	$3,104	$1,413
Accrued expenses	6,789	2,957
Notes payable to related party	187	187

Total current liabilities	10,080	4,557
Notes payable to related party, net of current portion	1,341	1,481
Other long-term liabilities	18	—

Total liabilities	11,439	6,038

Commitments and contingencies (Note 10)
Convertible preferred shares (Series A, B-1, B-2, C), no par value; 4,455,039 shares authorized at September 30, 2017 and 3,632,711 shares authorized as of December 31, 2016; 4,323,044 shares issued and outstanding as of September 30, 2017, 3,632,711 shares issued and outstanding as of December 31, 2016; aggregate liquidation preference of $246,388 as of September 30, 2017 and $194,088 as of December 31, 2016	244,538	192,667

Members’ Deficit:
Common shares, no par value; 5,217,929 shares authorized as of September 30, 2017 and 4,366,052 shares authorized as of December 31, 2016; no shares issued or outstanding as of September 30, 2017 or December 31, 2016	—	—
Additional paid-in capital	7,847	5,825
Accumulated deficit	(175,957)	(145,585)

Total members’ deficit	(168,110)	(139,760)

Total liabilities, convertible preferred shares and members’ deficit	$87,867	$58,945

The accompanying notes are an integral part of these financial statements.

Deciphera Pharmaceuticals, LLC

Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenue	$—	$—	$—	$—

Operating expenses:
Research and development	9,751	4,717	23,856	13,626
General and administrative	2,430	1,350	6,741	3,678

Total operating expenses	12,181	6,067	30,597	17,304

Loss from operations	(12,181)	(6,067)	(30,597)	(17,304)

Other income (expense):
Interest expense	(23)	(26)	(72)	(81)
Other income (expense), net	166	(6)	297	2

Total other income (expense), net	143	(32)	225	(79)

Net loss and comprehensive loss	$(12,038)	$(6,099)	$(30,372)	$(17,383)

Net loss attributable to Series A convertible preferred shareholders—basic and diluted	$(12,038)	$(6,099)	$(30,372)	$(17,383)

Net loss per share attributable to Series A convertible preferred shareholders—basic and diluted	$(5.85)	$(2.96)	$(14.76)	$(8.45)

Weighted average Series A convertible preferred shares outstanding—basic and diluted	2,057,750	2,057,750	2,057,750	2,057,750

The accompanying notes are an integral part of these financial statements.

Deciphera Pharmaceuticals, LLC

Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(30,372)	$(17,383)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	2,022	950
Depreciation and amortization expense	101	60
Loss on disposal of property and equipment	10	6
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	195	59
Accounts payable	1,439	(349)
Accrued expenses	2,638	539
Other assets	—	(55)
Other long-term liabilities	18	—

Net cash used in operating activities	(23,949)	(16,173)

Cash flows from investing activities:
Purchases of property and equipment	(276)	(104)

Net cash used in investing activities	(276)	(104)

Cash flows from financing activities:
Proceeds from issuance of convertible preferred shares	52,300	55,324
Repayment of notes payable to related party	(140)	(151)
Payments of convertible preferred share issuance costs	(429)	(25)
Payments of initial public offering costs	(2,818)	(8)

Net cash provided by financing activities	48,913	55,140

Net increase in cash and cash equivalents	24,688	38,863
Cash and cash equivalents at beginning of period	57,461	25,777

Cash and cash equivalents at end of period	$82,149	$64,640

Supplemental disclosure of cash flow information:
Cash paid for interest	$72	$81
Supplemental disclosure of non-cash investing activities:
Purchases of property and equipment included in accounts payable	$52	$—
Supplemental disclosure of non-cash financing activities:
Deferred offering costs included in accounts payable or accrued expenses	$1,394	$87

The accompanying notes are an integral part of these financial statements.

Deciphera Pharmaceuticals, LLC

Notes to the Financial Statements

(Unaudited)

1. Nature of the Business and Basis of Presentation

Deciphera Pharmaceuticals, LLC (the “Company”) is a clinical-stage biopharmaceutical company developing new drugs to improve the lives of cancer patients by addressing key mechanisms of drug resistance that limit the rate and durability of response of many cancer therapies. The Company’s targeted, small molecule drug candidates, designed using its proprietary kinase switch control inhibitor platform, inhibit the activation of kinases, an important family of enzymes, that, when mutated or over expressed, are known to be directly involved in the growth and spread of many cancers. In September 2015, the Company re-domesticated from a Kansas limited liability company to a Delaware limited liability company.

On October 2, 2017, immediately prior to the completion of its initial public offering (“IPO”), the Company engaged in a series of transactions whereby Deciphera Pharmaceuticals, LLC became a wholly owned subsidiary of Deciphera Pharmaceuticals, Inc. As part of the transactions, shareholders of Deciphera Pharmaceuticals, LLC exchanged their shares of Deciphera Pharmaceuticals, LLC for shares of Deciphera Pharmaceuticals, Inc. on a one-for-5.65 basis, (the “Conversion”) (see Note 13).

On October 2, 2017, Deciphera Pharmaceuticals, Inc., completed the IPO, pursuant to which it issued and sold 7,500,000 shares of common stock at the IPO price of $17.00 per share, resulting in net proceeds of $118.6 million after deducting underwriting discounts and commissions but before other offering expenses. On October 4, 2017, Deciphera Pharmaceuticals, Inc., issued and sold an additional 666,496 shares of its common stock at the IPO price of $17.00 per share pursuant to the underwriters’ partial exercise of their option to purchase additional shares of common stock, resulting in additional net proceeds of $10.5 million after deducting underwriting discounts and commissions. Upon the closing of the IPO, the Company’s outstanding convertible preferred shares automatically converted into shares of common stock (see Note 6).

The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations and the ability to secure additional capital to fund operations. Drug candidates currently under development will require significant additional research and development efforts, including extensive preclinical and clinical testing and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel and infrastructure and extensive compliance-reporting capabilities. Even if the Company’s drug development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales.

The accompanying financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. Through September 30, 2017, the Company has funded its operations with the sales of convertible preferred shares, borrowings under convertible notes, borrowings under a construction loan, payments received in connection with a concluded collaboration agreement and grants from the Kansas Bioscience Authority (the “KBA”). Since inception, the Company has incurred recurring losses including net losses of $30.4 million for the nine months ended September 30, 2017 and $25.9 million for the year ended December 31, 2016. As of September 30, 2017, the Company had an accumulated deficit of $176.0 million. The Company expects to continue to generate operating losses in the foreseeable future. As of the issuance date of the interim financial statements, the Company expects that the $129.1 million of net proceeds after deducting underwriting discounts and commissions it received from the completion of its initial public offering (“IPO”) in October 2017, together with its cash and cash equivalents of $82.1 million as of September 30, 2017, would be sufficient to fund its operating expenses, capital expenditure requirements and debt service payments through at least 12 months from the issuance date of these interim financial statements. The future viability of the Company is dependent on its ability to raise additional capital to fund its operations.

The Company expects its expenses to increase substantially in connection with ongoing activities, particularly as the Company advances its preclinical activities and clinical trials for its drug candidates in development. Accordingly, the Company will need to obtain substantial additional funding in connection with continuing operations. If the Company is unable to raise capital when needed, or on attractive terms, it could be forced to delay, reduce or eliminate its research or drug development programs or any future commercialization efforts. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all.

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Deciphera Pharmaceuticals, LLC

Notes to the Financial Statements

(Unaudited)

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant estimates and assumptions reflected in these financial statements include, but are not limited to, the accrual for research and development expenses and the valuation of common shares and share-based awards. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

Unaudited Interim Financial Information

The balance sheet at December 31, 2016 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The accompanying unaudited financial statements as of September 30, 2017 and for the three and nine months ended September 30, 2017 and 2016 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2016 included in the Company’s Registration Statement on Form S-1, File Number 333-220299 on file with SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of September 30, 2017 and results of operations for the three and nine months ended September 30, 2017 and 2016 and cash flows for the nine months ended September 30, 2017 and 2016 have been made. The results of operations for three and nine months ended September 30, 2017 and 2016 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2017.

Income Taxes

Prior to the Conversion, the Company was treated as a partnership for income tax purposes and was not subject to U.S. federal or state income taxation. As a result, the Company has not recorded any U.S. federal or state income tax benefits for the net losses incurred in each reporting period or for any earned research and development tax credits. Through September 30, 2017, the operating losses incurred by the Company have been passed through to its members.

As a result of the Conversion on October 2, 2017, the Company became subject to corporate U.S. federal and state income taxes (see Note 13).

Deferred Offering Costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs are recorded in members’ deficit as a reduction of additional paid-in capital generated as a result of the offering. As of September 30, 2017 and December 31, 2016, the Company recorded $4.3 million and $0.1 million, respectively, of deferred offering costs in contemplation of the IPO. Such costs were transferred to additional paid-in capital upon completion of the IPO on October 2, 2017.

Fair Value Measurements

Certain assets and liabilities are carried at fair value under GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:

•	Level 1—Quoted prices in active markets for identical assets or liabilities.

Deciphera Pharmaceuticals, LLC

Notes to the Financial Statements

(Unaudited)

•	Level 2—Observable inputs (other than Level 1 quoted prices), such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data.

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.

The Company’s cash equivalents are carried at fair value, determined according to the fair value hierarchy described above (see Note 3). The carrying values of the Company’s accounts payable and accrued expenses approximate their fair values due to the short-term nature of these liabilities. The fair value of the Company’s outstanding notes payable to related party (see Note 5) as of September 30, 2017 and December 31, 2016 approximated $1.2 million and $1.3 million, respectively. The fair value of the outstanding debt was estimated using a discounted cash flow analysis based on current market interest rates for debt issuances with similar remaining years to maturity, adjusted for credit risk, which represents a Level 3 measurement.

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in members’ deficit that result from transactions and economic events other than those with shareholders. There was no difference between net loss and comprehensive loss for each of the periods presented in the accompanying financial statements.

Net Loss per Share

The Company did not have any common shares outstanding during the three and nine months ended September 30, 2017 and 2016. Accordingly, net loss attributable to common shareholders and basic net loss per share attributable to common shareholders have not been presented in the Company’s statements of operations and comprehensive loss. In addition, because the Company had a net loss in each of the periods presented, diluted net loss per share attributable to common shareholders has not been presented as the effect of including common share equivalents in the calculations would have had an anti-dilutive impact. Net loss attributable to Series A convertible preferred shareholders and basic and diluted net loss per share attributable to Series A convertible preferred shareholders have been presented in the Company’s statements of operations and comprehensive loss for the three and nine months ended September 30, 2017 and 2016 because Series A convertible preferred shares represent the most subordinated share class outstanding during those periods.

The Company follows the two-class method when computing net income (loss) per share as the Company has issued shares that meet the definition of participating securities. The two-class method determines net income (loss) per share for each class of participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income available to Series A convertible preferred shareholders for the period to be allocated between participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed.

Basic net income (loss) per share attributable to Series A convertible preferred shareholders is computed by dividing the net income (loss) attributable to Series A convertible preferred shareholders by the weighted average number of Series A convertible preferred shares outstanding for the period. Diluted net income (loss) attributable to Series A convertible preferred shareholders is computed by adjusting net income (loss) attributable to Series A convertible preferred shareholders to reallocate undistributed earnings based on the potential impact of dilutive securities. Diluted net income (loss) per share attributable to Series A convertible preferred shareholders is computed by dividing the diluted net income (loss) attributable to Series A convertible preferred shareholders by the weighted average number of Series A convertible preferred shares outstanding for the period, including potential dilutive Series A convertible preferred shares. For purposes of this calculation, outstanding notes payable convertible into Series A convertible preferred shares are considered potential dilutive Series A convertible preferred shares.

The Company’s outstanding convertible preferred shares contractually entitle the holders of such shares to participate in distributions but contractually do not require the holders of such shares to participate in losses of the Company. Accordingly, in periods in which the Company reports a net loss, such losses are not allocated to such participating securities. In periods in which the Company reports a net loss attributable to Series A convertible preferred shareholders, diluted net loss per share attributable to Series A convertible preferred shareholders is the same as basic net loss per share attributable to Series A convertible preferred shareholders, since dilutive Series A convertible preferred shares are not assumed to have been issued if their effect is anti-dilutive.

Deciphera Pharmaceuticals, LLC

Notes to the Financial Statements

(Unaudited)

The Company reported a net loss attributable to Series A convertible preferred shareholders for the three and nine months ended September 30, 2017 and 2016.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes existing revenue recognition guidance under GAAP. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard defines a five-step process to achieve this principle, and will require companies to use more judgment and make more estimates than under the current guidance. The Company expects that these judgments and estimates will include identifying performance obligations in the customer contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delays the effective date of ASU 2014-09 such that the standard is effective for public entities for annual periods beginning after December 15, 2017 and for interim periods within those fiscal years. Early adoption of the standard is permitted for annual periods beginning after December 15, 2016. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (“ASU 2016-08”), which further clarifies the implementation guidance on principal versus agent considerations in ASU 2014-09. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, clarifying the implementation guidance on identifying performance obligations and licensing. Specifically, the amendments in this update reduce the cost and complexity of identifying promised goods or services and improve the guidance for determining whether promises are separately identifiable. The amendments in this update also provide implementation guidance on determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”), which clarifies the objective of the collectability criterion, presentation of taxes collected from customers, non-cash consideration, contract modifications at transition, completed contracts at transition and how guidance in ASU 2014-09 is retrospectively applied. ASU 2016-08, ASU 2016-10 and ASU 2016-12 have the same effective dates and transition requirements as ASU 2014-09. The Company does not intend to early adopt these accounting standards and will apply the modified-retrospective method. The adoption of these standards is not expected to have an impact on the Company’s financial position, results of operations or cash flows as the Company does not currently have any revenue-generating arrangements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 will require lessees to recognize most leases on their balance sheet as a right-of-use asset and a lease liability. Leases will be classified as either operating or finance, and classification will be based on criteria similar to current lease accounting, but without explicit bright lines. The guidance is effective for annual reporting periods beginning after December 15, 2018 and interim periods within those fiscal years, and early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2016-02 will have on its financial position, results of operations or cash flows.

Deciphera Pharmaceuticals, LLC

Notes to the Financial Statements

(Unaudited)

3. Fair Value of Financial Assets

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	Fair Value Measurements at September 30, 2017 Using
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$—	$78,507	$—	$78,507

Total	$—	$78,507	$—	$78,507

	Fair Value Measurements at December 31, 2016 Using
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$—	$53,180	$—	$53,180

Total	$—	$53,180	$—	$53,180

4. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2017	2016
Accrued external research and development expenses	$3,869	$1,433
Accrued professional fees	1,659	240
Accrued payroll and related expenses	1,243	1,267
Accrued other	18	17

	$6,789	$2,957

5. Notes Payable to Related Party

Notes payable to related party as of September 30, 2017 and December 31, 2016 consisted of outstanding borrowings under a loan agreement and a security agreement (together, the “CRL Construction Loan”) with Clinical Reference Laboratory, Inc. (“CRL”), a related party (see Note 12), as follows (in thousands):

	September 30,	December 31,
	2017	2016
Notes payable to related party	$1,528	$1,668
Less: Current portion	(187)	(187)

Notes payable to related party, net of current portion	$1,341	$1,481

Total interest expense for each of the three months ended September 30, 2017 and 2016 was less than $0.1 million. Total interest expense for each of the nine months ended September 30, 2017 and 2016 was $0.1 million.

Deciphera Pharmaceuticals, LLC

Notes to the Financial Statements

(Unaudited)

6. Convertible Preferred Shares

In May 2017, the Company entered into a Series C preferred shares purchase agreement, pursuant to which the Company sold 690,333 Series C Shares at a price of $75.76 per share for proceeds of $51.9 million, net of issuance costs of $0.4 million. In connection with the Series C preferred shares purchase agreement, the Company’s operating agreement was amended and restated to authorize the Company to issue 822,328 Series C Shares.

As of each balance sheet date, the Preferred Shares consisted of the following (in thousands, except share amounts):

	September 30, 2017
	Preferred Shares Authorized	Preferred Shares Issued and Outstanding	Carrying Value	Liquidation Preference	Common Shares Issuable Upon Conversion
Series A Shares	2,057,750	2,057,750	$102,556	$103,484	2,057,750
Series B-1 Shares	698,595	698,595	34,812	35,279	698,595
Series B-2 Shares	876,366	876,366	55,299	55,325	876,366
Series C Shares	822,328	690,333	51,871	52,300	690,333

	4,455,039	4,323,044	$244,538	$246,388	4,323,044

	December 31, 2016
	Preferred Shares Authorized	Preferred Shares Issued and Outstanding	Carrying Value	Liquidation Preference	Common Shares Issuable Upon Conversion
Series A Shares	2,057,750	2,057,750	$102,556	$103,484	2,057,750
Series B-1 Shares	698,595	698,595	34,812	35,279	698,595
Series B-2 Shares	876,366	876,366	55,299	55,325	876,366

	3,632,711	3,632,711	$192,667	$194,088	3,632,711

Immediately prior to the closing of the IPO on October 2, 2017, the Company’s outstanding convertible preferred shares automatically converted into 24,425,190 shares of common stock of Deciphera Pharmaceuticals, Inc. (see Note 13).

7. Common Shares

In May 2017, the Company’s operating agreement was amended and restated to increase the number of common shares authorized from 4,366,052 to 5,217,929 shares.

8. Share-Based Awards

2015 Equity Incentive Plan

In May 2017, the Company’s operating agreement was amended and restated to increase the number of common shares reserved for issuance under the 2015 Equity Incentive Plan from 641,066 to 762,890 shares. Upon completion of the IPO, the Company will no longer be making any future awards under this plan (see Note 13).

Deciphera Pharmaceuticals, LLC

Notes to the Financial Statements

(Unaudited)

Share-Based Compensation

Share-based compensation expense was classified in the statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Research and development expenses	$459	$189	$797	$382
General and administrative expenses	553	273	1,225	568

	$1,012	$462	$2,022	$950

As of September 30, 2017, total unrecognized compensation cost related to the unvested share-based awards was $4.0 million, which is expected to be recognized over a weighted average of 1.5 years.

9. Net Loss per Share

The Company did not have any common shares outstanding during the three and nine months ended September 30, 2017 and 2016. Accordingly, net loss attributable to common shareholders and basic net loss per share attributable to common shareholders have not been presented in the Company’s statements of operations and comprehensive loss. In addition, because the Company had a net loss in each of the periods presented, diluted net loss per share attributable to common shareholders has not been presented as the effect of including common share equivalents in the calculations would have had an anti-dilutive impact.

Net loss attributable to Series A convertible preferred shareholders and basic and diluted net loss per share attributable to Series A convertible preferred shareholders have been presented in the Company’s statements of operations and comprehensive loss for the three and nine months ended September 30, 2017 and 2016 because Series A convertible preferred shares represent the most subordinated share class outstanding during those periods.

Basic and diluted net loss per share attributable to Series A convertible preferred shareholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Numerator:
Net loss attributable to Series A convertible preferred shareholders	$(12,038)	$(6,099)	$(30,372)	$(17,383)

Denominator:
Weighted average Series A convertible preferred shares outstanding—basic and diluted	2,057,750	2,057,750	2,057,750	2,057,750

Net loss per share attributable to Series A convertible preferred shareholders—basic and diluted	$(5.85)	$(2.96)	$(14.76)	$(8.45)

Series A Preferred Share Equivalents

The Company had no securities outstanding as of September 30, 2017 and 2016 that represented potential Series A convertible preferred shares.

Deciphera Pharmaceuticals, LLC

Notes to the Financial Statements

(Unaudited)

Common Share Equivalents

The following potential dilutive securities, presented based on amounts outstanding at each period end, have been excluded from the calculation of diluted net loss per share because including them would have had an anti-dilutive impact:

	As of September 30,
	2017	2016
Series B convertible preferred shares (as converted to common shares)	1,574,961	1,574,961
Series C convertible preferred shares (as converted to common shares)	690,333	—
Options to purchase common shares	601,556	443,849
Share appreciation rights	122,823	82,509

	2,989,673	2,101,319

10. Commitments and Contingencies

Leases

The Company has a three-year sublease agreement for office space in Waltham, Massachusetts that began in September 2016 and expires in September 2019. Prior to this lease, the Company had a lease agreement for office space in Waltham, Massachusetts that expired in September 2016.

The Company has two five-year lease agreements for office and laboratory space in Lawrence, Kansas that began on January 1, 2016 and expire on December 31, 2020. In August 2017, the Company entered into a lease for additional office space in Lawrence, Kansas, effective September 1, 2017, that will expire in December 2020, with annual payments due of less than $0.1 million.

Payment escalations specified in the lease agreements are accrued, and rent expense is recognized on a straight-line basis over the terms of occupancy.

The Company recorded rent expense of $0.1 million during each of the three months ended September 30, 2017 and 2016, respectively, and $0.4 million and $0.3 million during the nine months ended September 30, 2017 and 2016, respectively.

The following table summarizes the future minimum lease payments due under the operating leases as of September 30, 2017 (in thousands):

Remainder of 2017	$154
2018	617
2019	519
2020	315

$1,605

KBA Grants

Prior to 2014, the Company received funding from two research and development grants from the KBA totaling $2.0 million. As of December 31, 2013, no further amounts will be received under these grants. Pursuant to Kansas law, the Company may be required to repay some or all of the financial assistance received from the KBA, subject to the discretion of the KBA, if the Company relocates the operations in which the KBA invested outside of the State of Kansas, if the Company initiates procedures to dissolve and wind up or cease operations within ten years after receiving such financial assistance, or upon certain significant changes to ownership of the Company. The Company will only account for the repayment of the grants if it becomes probable that the Company will be required to repay any funds previously received.

Legal Proceedings

The Company is not currently a party to any material legal proceedings. At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. The Company expenses the costs related to its legal proceedings as they are incurred.

Deciphera Pharmaceuticals, LLC

Notes to the Financial Statements

(Unaudited)

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and senior management that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its financial statements as of September 30, 2017 or December 31, 2016.

11. 401(k) Savings Plan

The Company has a defined contribution plan under Section 401(k) of the Internal Revenue Code that is managed by CRL, a related party (the “2015 401(k) Plan”). Under the 2015 401(k) Plan, the Company provides matching contributions up to 50% of actual dollars contributed, not to exceed a maximum of 4% of gross wages, subject to certain time-based vesting requirements. Total employer matching contributions related to the 2015 401(k) Plan were less than $0.1 million for each of the three months ended September 30, 2017 and 2016 and $0.1 million for each of the nine months ended September 30, 2017 and 2016. Effective January 1, 2017, the matching contribution limit was increased to up to 50% of actual dollars contributed, not to exceed a maximum of 6% of gross wages.

12. Related Parties

Clinical Reference Laboratory, Inc.

One of the members of the Company’s board of directors is the Chief Executive Officer of CRL. CRL is the owner of approximately 31% of Brightstar, a holder of more than 5% of the Preferred Shares.

The Company is a party to a loan agreement and a security agreement, each dated as of June 11, 2010, with CRL. The Company borrowed an aggregate of $2.8 million under the loan agreement to finance improvements to the Company’s biology and chemistry laboratories in Lawrence, Kansas. In December 2016, the loan was assigned to CHC, Inc., a related party, which owns 100% of CRL. Borrowings under the loan bear interest at a fixed rate equal to 6.0% per annum and the Company is required to make monthly payments of principal and interest, based on a 15-year straight-line amortization schedule. For each of the three months ended September 30, 2017 and 2016, the Company recorded less than $0.1 million of interest expense related to this loan. For each of the nine months ended September 30, 2017 and 2016, the Company recorded $0.1 million of interest expense related to this loan. For each of the nine months ended September 30, 2017 and 2016, the Company made $0.2 million of principal and interest payments under the loan. As of September 30, 2017 and December 31, 2016, principal amounts owed under the loan agreement totaled $1.5 million and $1.7 million, respectively (see Note 5).

The Company is party to a master services agreement, effective as of May 20, 2013, with CRL under which the Company purchased and expects to continue to purchase laboratory services. Under the agreement, the Company has agreed to use CRL on an exclusive basis for laboratory testing needs. For the three months ended September 30, 2017 and 2016, the Company recorded $0.2 million and $0.1 million, respectively, of research and development expense incurred under this agreement. For the nine months ended September 30, 2017 and 2016, the Company recorded $0.3 million and $0.1 million, respectively, of research and development expense incurred under this agreement, of which $0.2 million and $0.1 million, respectively, was paid to CRL during those same periods. As of September 30, 2017 and December 31, 2016, total amounts owed to CRL for laboratory services were $0.2 million and less than $0.1 million, respectively, which amounts were included in accounts payable and accrued expenses. The Company is not committed to purchase any minimum amounts under the agreement.

Deciphera Pharmaceuticals, LLC

Notes to the Financial Statements

(Unaudited)

In 2015, the Company entered into an agreement with CRL under which the Company became a participating employer in CRL’s 401(k) plan. For the three months ended September 30, 2017 and 2016, the total amount of contributions made by employees of the Company under the plan was $0.1 million and less than $0.1 million, respectively. For the nine months ended September 30, 2017 and 2016, the total amount of contributions made by employees of the Company under the plan was $0.4 million and $0.2 million, respectively.

13. Subsequent Events

Conversion

On October 2, 2017, immediately prior to the completion of the IPO, the Company engaged in a series of transactions whereby Deciphera Pharmaceuticals, LLC became a wholly owned subsidiary of Deciphera Pharmaceuticals, Inc. As part of the transactions, shareholders of Deciphera Pharmaceuticals, LLC exchanged their shares of Deciphera Pharmaceuticals, LLC for shares of Deciphera Pharmaceuticals, Inc. on a one-for-5.65 basis and exchanged their outstanding equity incentive awards of Deciphera Pharmaceuticals, LLC for options to purchase the same number of shares of common stock of Deciphera Pharmaceuticals, Inc. multiplied by 5.65, with a corresponding adjustment to divide the exercise price by 5.65 (the “Conversion”). The Conversion included the exchange of all outstanding series A, series B and series C preferred shares of Deciphera Pharmaceuticals, LLC for an aggregate of 24,425,190 shares of common stock of Deciphera Pharmaceuticals, Inc and the exchange of all outstanding options and share appreciations rights of Deciphera Pharmaceuticals, LLC for 4,092,710 options to purchase common stock of Deciphera Pharmaceuticals, Inc. with a weighted average exercise price of $3.37 per share.

Initial Public Offering

On October 2, 2017, the Company completed an IPO of its common stock, and issued and sold 7,500,000 shares of common stock at a public offering price of $17.00 per share, resulting in net proceeds of $118.6 million after deducting underwriting discounts and commissions but before other offering expenses. On October 4, 2017, the Company issued and sold an additional 666,496 shares of its common stock at the IPO price of $17.00 per share, less underwriting discounts and commissions, pursuant to the underwriters partial exercise of their option to purchase additional shares of common stock, resulting in additional net proceeds to the Company of $10.5 million after deducting discounts and commissions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion represents the financial results of Deciphera Pharmaceuticals, LLC, which became a wholly owned subsidiary of Deciphera Pharmaceuticals, Inc., the entity whose shares were sold in our initial public offering. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our final prospectus for our initial public offering filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on September 28, 2017. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis.

Overview

We are a clinical-stage biopharmaceutical company developing new drugs to improve the lives of cancer patients by addressing key mechanisms of drug resistance that limit the rate and durability of response of many cancer therapies. Our targeted, small molecule drug candidates, designed using our proprietary kinase switch control inhibitor platform, inhibit the activation of kinases, an important family of enzymes, that, when mutated or over expressed, are known to be directly involved in the growth and spread of many cancers. We have built a diverse pipeline of wholly owned, orally administered drug candidates that include three clinical-stage and two research-stage programs.

Since our inception in 2003, we have focused substantially all of our efforts and financial resources on organizing and staffing our company, business planning, raising capital, developing product and technology rights, and conducting research and development activities for our drug candidates. We do not have any products approved for sale and have not generated any revenue from product sales. To date, we have funded our operations primarily with proceeds from the sales of preferred shares, proceeds from the issuance of convertible notes, payments received under a concluded collaboration agreement, borrowings under a construction loan and research and development grants from the Kansas Bioscience Authority, or KBA. Through September 30, 2017, we received net proceeds of $227.6 million from sales of our preferred shares, $31.1 million under a concluded collaboration agreement, $2.8 million under a construction loan and $1.9 million in research and development grants from the KBA.

In addition, on October 2, 2017, we completed an initial public offering, or IPO, of our common stock, pursuant to which we issued and sold 7,500,000 shares of common stock at a public offering price of $17.00 per share, resulting in net proceeds of $118.6 million after deducting underwriting discounts and commissions but before other offering expenses. On October 4, 2017, we issued and sold an additional 666,496 shares of our common stock at the IPO price of $17.00 per share, pursuant to the underwriters’ partial exercise of their option to purchase additional shares of common stock, resulting in additional net proceeds of $10.5 million after deducting discounts and commissions.

Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our drug candidates. Our net loss was $30.4 million for the nine months ended September 30, 2017 and $25.9 million for the year ended December 31, 2016. As of September 30, 2017, we had an accumulated deficit of $176.0 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly as we:

•	continue enrollment in and proceed with the expansion cohorts of our Phase 1 clinical trial for DCC-2618;

•	prepare for and initiate our planned pivotal Phase 3 clinical trials of DCC-2618;

•	advance our planned clinical programs for DCC-3014 and rebastinib;

•	develop any other future drug candidates we may choose to pursue;

•	continue research and development and drug discovery and initiate additional clinical trials;

•	seek marketing approval for any of our drug candidates that successfully complete clinical development;

•	develop and scale up our capabilities to support our ongoing preclinical activities and clinical trials for our drug candidates and commercialization of any of our drug candidates for which we obtain marketing approval;

•	maintain, expand, protect and enforce our intellectual property portfolio;

•	develop and expand our sales, marketing and distribution capabilities for our drug candidates for which we obtain marketing approval, if any; and

•	expand our operational, financial and management systems and increase personnel, including to support our clinical development and commercialization efforts and our operations as a public company.

We will not generate revenue from product sales unless and until we successfully complete clinical development and obtain regulatory approval for our drug candidates. If we obtain regulatory approval for any of our drug candidates and do not enter into a commercialization partnership, we expect to incur significant expenses related to developing our internal commercialization capability to support product sales, marketing and distribution. Further, we expect to incur additional costs associated with operating as a public company.

As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as, and when, needed, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more of our drug candidates.

Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when or if we will be able to achieve or maintain profitability. Even if we are able to generate product sales, we may not become profitable. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce or terminate our operations.

As of September 30, 2017, we had cash and cash equivalents of $82.1 million. We believe that the net proceeds from our offering completed in October 2017, together with our existing cash and cash equivalents, will enable us to fund our operating expenses, capital expenditure requirements and debt service payments through the first half of 2019. See “—Liquidity and Capital Resources.”

The Conversion

On October 2, 2017, immediately prior to the completion of our IPO, we engaged in a series of transactions whereby Deciphera Pharmaceuticals, LLC became a wholly owned subsidiary of Deciphera Pharmaceuticals, Inc., a newly formed Delaware corporation. As part of the transactions, shareholders of Deciphera Pharmaceuticals, LLC exchanged their shares of Deciphera Pharmaceuticals, LLC for shares of Deciphera Pharmaceuticals, Inc. on a one-for-5.65 basis and exchanged their outstanding equity incentive awards of Deciphera Pharmaceuticals, LLC for options to purchase the same number of shares of common stock of Deciphera Pharmaceuticals, Inc. multiplied by 5.65, with a corresponding adjustment to divide the exercise price by 5.65. We refer to these transactions as the Conversion.

Components of Our Results of Operations

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the foreseeable future. If our development efforts for our drug candidates are successful and result in regulatory approval, we may generate revenue in the future from product sales. If we enter into license or collaboration agreements for any of our drug candidates or intellectual property, we may generate revenue in the future from payments as a result of such license or collaboration agreements. We cannot predict if, when, or to what extent we will generate revenue from the commercialization and sale of our drug candidates. We may never succeed in obtaining regulatory approval for any of our drug candidates.

Operating Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our drug discovery efforts, and the development of our drug candidates, which include:

•	employee-related expenses, including salaries, related benefits, travel and share-based compensation expense for employees engaged in research and development functions;

•	expenses incurred in connection with the preclinical and clinical development of our drug candidates, including under agreements with contract research organizations, or CROs;

•	the cost of consultants and contract manufacturing organizations, or CMOs, that manufacture drug products for use in our preclinical studies and clinical trials; and

•	facilities, depreciation and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance and supplies.

We expense research and development costs to operations as incurred. Nonrefundable advance payments for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses. The prepaid amounts are expensed as the related goods are delivered or the services are performed.

Our direct research and development expenses are tracked on a program-by-program basis and consist primarily of external costs, such as fees paid to consultants, central laboratories, contractors, CMOs and CROs in connection with our preclinical and clinical development activities. We do not allocate employee costs, costs associated with our proprietary kinase switch control inhibitor platform technology or facility expenses, including depreciation or other indirect costs, to specific product development programs because these costs are deployed across multiple product development programs and, as such, are not separately classified.

The table below summarizes our research and development expenses incurred by development program:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in thousands)
DCC-2618	$5,453	$1,378	$12,515	$3,334
DCC-3014	541	734	1,820	2,502
Rebastinib	117	325	331	816
Discontinued program	124	706	594	3,035
Unallocated expenses	3,516	1,574	8,596	3,939

Total research and development expenses	$9,751	$4,717	$23,856	$13,626

Drug candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will increase substantially in connection with our planned clinical and preclinical development activities in the near term and in the future. At this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the preclinical and clinical development of any of our drug candidates.

The successful development and commercialization of our drug candidates is highly uncertain. This is due to the numerous risks and uncertainties, including the following:

•	successful completion of preclinical studies and clinical trials;

•	receipt and related terms of marketing approvals from applicable regulatory authorities;

•	raising additional funds necessary to complete clinical development of and commercialize our drug candidates;

•	obtaining and maintaining patent, trade secret and other intellectual property protection and regulatory exclusivity for our drug candidates;

•	making arrangements with third-party manufacturers, or establishing manufacturing capabilities, for both clinical and commercial supplies of our drug candidates;

•	developing and implementing marketing and reimbursement strategies;

•	establishing sales, marketing and distribution capabilities and launching commercial sales of our products, if and when approved, whether alone or in collaboration with others;

•	acceptance of our products, if and when approved, by patients, the medical community and third-party payors;

•	effectively competing with other therapies;

•	the ability to obtain clearance or approval of companion diagnostic tests, if required, on a timely basis, or at all;

•	obtaining and maintaining third-party coverage and adequate reimbursement;

•	protecting and enforcing our rights in our intellectual property portfolio; and

•	maintaining a continued acceptable safety profile of the products following approval.

A change in the outcome of any of these variables with respect to the development of any of our drug candidates would significantly change the costs and timing associated with the development of that drug candidate. We may never succeed in obtaining regulatory approval for any of our drug candidates.

Research and development activities are central to our business model. Drug candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect research and development costs to increase significantly for the foreseeable future as our drug candidate development programs progress. However, we do not believe that it is possible at this time to accurately project total program-specific expenses through commercialization. There are numerous factors associated with the successful commercialization of any of our drug candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. Additionally, future commercial and regulatory factors beyond our control will impact our clinical development programs and plans.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related costs, including share-based compensation, for personnel in executive, finance and administrative functions. General and administrative expenses also include direct and allocated facility-related costs as well as professional fees for legal, patent, consulting, accounting and audit services.

We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support our continued research activities and development of our drug candidates. We also anticipate that we will incur increased accounting, audit, legal, regulatory, compliance, and director and officer insurance costs as well as investor and public relations expenses associated with operating as a public company.

Other Income (Expense)

Interest Expense

Interest expense consists of interest expense associated with an outstanding construction loan from a related party. See “—Liquidity and Capital Resources—Construction Loan.”

Other Income (Expense), Net

Other income (expense), net, consists of insignificant amounts of miscellaneous income and expenses unrelated to our core operations.

Income Taxes

Because we have been treated as a partnership for tax purposes, we have not been subject to U.S. federal or state income taxation. As a result, since our inception, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year or for our earned research and development tax credits.

Upon the Conversion, we became subject to typical corporate U.S. federal and state income taxation; however, we do not have net operating loss carryforwards from periods prior to October 2, 2017 available to offset taxable income earned in future periods in which we will be treated as a corporation. To the extent we incur operating losses in future periods in which we are treated as a corporation for tax purposes, net operating loss carryforwards may generally be used by us to offset cash taxes on future taxable income, subject to applicable tax laws.

Critical Accounting Policies and Significant Judgments and Estimates

Our financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. We believe that of our critical accounting policies described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our final prospectus for our initial public offering filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on September 28, 2017, the following involve the most judgment and complexity:

•	accrued research and development expenses; and

•	share-based compensation.

Accordingly, we believe the policies set forth above are critical to fully understanding and evaluating our financial condition and results of operations. If actual results or events differ materially from the estimates, judgments and assumptions used by us in applying these policies, our reported financial condition and results of operations could be materially affected.

Results of Operations

Comparison of the Three Months Ended September 30, 2017 and 2016

The following table summarizes our results of operations for the three months ended September 30, 2017 and 2016:

	Three Months Ended
	September 30,
	2017	2016	Change
	(in thousands)
Revenue	$—	$—	$—

Operating expenses:
Research and development	9,751	4,717	5,034
General and administrative	2,430	1,350	1,080

Total operating expenses	12,181	6,067	6,114

Loss from operations	(12,181)	(6,067)	(6,114)

Other income (expense):
Interest expense	(23)	(26)	3
Other income (expense), net	166	(6)	172

Total other income (expense), net	143	(32)	175

Net loss	$(12,038)	$(6,099)	$(5,939)

Research and Development Expenses

	Three Months Ended
	September 30,
	2017	2016	Change
	(in thousands)
Direct research and development expenses by program:
DCC-2618	$5,453	$1,378	$4,075
DCC-3014	541	734	(193)
Rebastinib	117	325	(208)
Discontinued program	124	706	(582)
Unallocated expenses:
Personnel related (including share-based compensation)	2,181	1,216	965
Facility related and other	1,335	358	977

Total research and development expenses	$9,751	$4,717	$5,034

Expenses related to our DCC-2618 program increased as a result of increases in clinical trial costs of $2.6 million, manufacturing costs of $1.1 million and preclinical costs of $0.4 million. The increase in clinical trial costs was primarily due to increased costs associated with the expansion cohorts of our Phase 1 clinical trial of DCC-2618 that began enrollment in May 2017. In addition, there was increased patient enrollment compared to the prior year in the dose escalation stage of our Phase 1 clinical trial of DCC-2618, which was initiated in the fourth quarter of 2015. Manufacturing costs increased in preparation for the expansion cohorts and planned pivotal Phase 3 trials. Preclinical costs increased primarily due to toxicology studies to support the planned pivotal Phase 3 trials.

Expenses related to our discontinued program decreased due to the decision to wind-down the program in the fourth quarter of 2016.

The increase in personnel-related costs included in unallocated expenses was due to an increase in headcount in our research and development function. Personnel-related costs for the three months ended September 30, 2017 and 2016 included share-based compensation expense of $0.5 million and $0.2 million, respectively. The increase in facility-related and other costs included in unallocated expenses was primarily due to increased costs associated with our early-stage drug discovery programs.

General and Administrative Expenses

	Three Months Ended
	September 30,
	2017	2016	Change
	(in thousands)
Personnel related (including share-based compensation)	$1,265	$721	$544
Professional and consultant fees	883	448	435
Facility related and other	282	181	101

Total general and administrative expenses	$2,430	$1,350	$1,080

The increase in personnel-related costs was primarily a result of an increase in headcount. Personnel-related costs for the three months ended September 30, 2017 and 2016 included share-based compensation expense of $0.6 million and $0.3 million, respectively. The increase in professional and consultant fees was primarily due to an increase in accounting and legal fees associated with ongoing business activities and our preparations to operate as a public company.

Comparison of the Nine Months Ended September 30, 2017 and 2016

The following table summarizes our results of operations for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended
	September 30,
	2017	2016	Change
	(in thousands)
Revenue	$—	$—	$—

Operating expenses:
Research and development	23,856	13,626	10,230
General and administrative	6,741	3,678	3,063

Total operating expenses	30,597	17,304	13,293

Loss from operations	(30,597)	(17,304)	(13,293)

Other income (expense):
Interest expense	(72)	(81)	9
Other income (expense), net	297	2	295

Total other income (expense), net	225	(79)	304

Net loss	$(30,372)	$(17,383)	$(12,989)

Research and Development Expenses

	Nine Months Ended
	September 30,
	2017	2016	Change
	(in thousands)
Direct research and development expenses by program:
DCC-2618	$12,515	$3,334	$9,181
DCC-3014	1,820	2,502	(682)
Rebastinib	331	816	(485)
Discontinued program	594	3,035	(2,441)
Unallocated expenses:
Personnel related (including share-based compensation)	5,486	2,997	2,489
Facility related and other	3,110	942	2,168

Total research and development expenses	$23,856	$13,626	$10,230

Expenses related to our DCC-2618 program increased primarily as a result of increases in clinical trial costs of $5.3 million and manufacturing costs of $3.6 million. The increase in clinical trial costs was due to increased patient enrollment in the dose escalation stage of our Phase 1 clinical trial of DCC-2618, which was initiated in the fourth quarter of 2015. In addition, the expansion cohorts of our Phase 1 clinical trial of DCC-2618 began enrollment in May 2017. Manufacturing costs increased in preparation for the expansion cohorts and planned pivotal Phase 3 trials.

Expenses related to our DCC-3014 program decreased primarily as a result of a decrease in preclinical costs of $1.4 million and a decrease in manufacturing costs of $0.4 million, partially offset by an increase in clinical trial costs of $1.1 million. The decrease in preclinical costs was primarily due to costs incurred in the prior year to support our investigational new drug application, or IND, submitted to the U.S. Food and Drug Administration, or FDA, in the fourth quarter of 2016. The decrease in manufacturing costs was primarily due to costs incurred in the prior year to increase our supply of clinical trial material in preparation for the initiation of the dose escalation stage of our Phase 1 clinical trial of DCC-3014, following our IND going into effect in the fourth quarter of 2016. The increase in clinical trial costs was primarily due to the initiation of the dose escalation stage of our Phase 1 clinical trial of DCC-3014 in the first quarter of 2017.

Expenses related to our discontinued program decreased due to decreases in manufacturing costs of $1.6 million, in clinical trial costs of $0.6 million and in preclinical costs of $0.3 million. These decreases were related to the decision to wind-down our discontinued program in the fourth quarter of 2016.

The increase in personnel-related costs included in unallocated expenses was due to an increase in headcount in our research and development function. Personnel-related costs for the nine months ended September 30, 2017 and 2016 included share-based compensation expense of $0.8 million and $0.4 million, respectively. The increase in facility-related and other costs included in unallocated expenses was primarily due to increased costs of $1.4 million incurred in connection with our early-stage drug discovery programs and increased consultant fees of $0.3 million.

General and Administrative Expenses

	Nine Months Ended
	September 30,
	2017	2016	Change
	(in thousands)
Personnel related (including share-based compensation)	$3,393	$1,721	$1,672
Professional and consultant fees	2,561	1,509	1,052
Facility related and other	787	448	339

Total general and administrative expenses	$6,741	$3,678	$3,063

The increase in personnel-related costs was primarily a result of an increase in headcount. Personnel-related costs for the nine months ended September 30, 2017 and 2016 included share-based compensation expense of $1.2 million and $0.6 million, respectively. The increase in professional and consultant fees was primarily due to an increase in various advisory fees, including those related to business development, accounting and legal fees associated with ongoing business activities and our preparations to operate as a public company.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We have generated limited revenue to date from a concluded collaboration agreement and research and development grants from the KBA. We have not yet commercialized any of our drug candidates and we do not expect to generate revenue from sales of any drug candidates for several years, if at all. To date, we have funded our operations with proceeds from the sales of preferred shares, proceeds from the issuance of convertible notes, payments received under a concluded collaboration agreement, borrowings under a construction loan and research and development grants from the KBA. Through September 30, 2017, we had received net proceeds of $227.6 million from our sales of preferred shares, $31.1 million under a concluded collaboration agreement, $2.8 million under a construction loan and $1.9 million in research and development grants from the KBA. As of September 30, 2017, we had cash and cash equivalents of $82.1 million.

In addition, on October 2, 2017, we completed the IPO, pursuant to which we issued and sold 7,500,000 shares of common stock at a public offering price of $17.00 per share, resulting in proceeds of $118.6 million after deducting underwriting discounts and commissions but before other offering expenses. On October 4, 2017, we issued and sold an additional 666,496 shares of our common stock at the IPO price of $17.00 per share, pursuant to the underwriters partial exercise of their option to purchase additional shares of common stock, resulting in additional net proceeds of $10.5 million after deducting underwriting discounts and commissions.

Cash Flows

As of September 30, 2017, our principal sources of liquidity were cash and investments of $82.1 million.

The following table summarizes our sources and uses of cash and cash equivalents for each of the periods presented:

	Nine Months Ended
	September 30,
	2017	2016
	(in thousands)
Cash used in operating activities	$(23,949)	$(16,173)
Cash used in investing activities	(276)	(104)
Cash provided by financing activities	48,913	55,140

Net increase in cash and cash equivalents	$24,688	$38,863

Operating Activities

During the nine months ended September 30, 2017, operating activities used $23.9 million of cash, primarily resulting from our net loss of $30.4 million, offset by non-cash charges of $2.1 million and cash provided by changes in our operating assets and liabilities of $4.3 million. Net cash provided by changes in our operating assets and liabilities for the nine months ended September 30, 2017 consisted primarily of a $4.1 million increase in accounts payable and accrued expenses and a decrease in prepaid expenses and other current assets of $0.2 million.

During the nine months ended September 30, 2016, operating activities used $16.2 million of cash, primarily resulting from our net loss of $17.4 million, offset by non-cash charges of $1.0 million and cash provided by changes in our operating assets and liabilities of $0.2 million. Net cash provided by changes in our operating assets and liabilities for the nine months ended September 30, 2016 consisted primarily of a $0.2 million increase in accounts payable and accrued expenses.

Changes in accounts payable, accrued expenses and prepaid expenses in all periods were generally due to growth in our business and the timing of vendor invoicing and payments.

Investing Activities

During the nine months ended September 30, 2017 and 2016, we used $0.3 million and $0.1 million, respectively, to purchase property and equipment.

Financing Activities

During the nine months ended September 30, 2017, net cash provided by financing activities was $48.9 million, consisting primarily of net proceeds of $51.9 million from the sale of series C preferred shares, partially offset by $2.8 million of payments of initial public offering costs and $0.1 million of repayments of notes payable to a related party.

During the nine months ended September 30, 2016, net cash provided by financing activities was $55.1 million, consisting primarily of net proceeds of $55.3 million from the sale of series B-2 preferred shares, partially offset by $0.2 million of repayments of notes payable to a related party.

Construction Loan

We are party to a loan agreement and a security agreement, each dated as of June 11, 2010, with Clinical Reference Laboratory, Inc., or CRL, a related party. The loan was assigned to CHC, Inc., a related party, in December 2016. As of September 30, 2017, and December 31, 2016, there was $1.5 million and $1.7 million, respectively, in principal outstanding under the loan.

Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials for our drug candidates in development. In addition, we expect to incur additional costs associated with operating as a public company. The timing and amount of our operating expenditures will depend largely on:

•	the timing and progress of preclinical and clinical development activities;

•	successful enrollment in and completion of clinical trials;

•	the timing and outcome of regulatory review of our drug candidates;

•	the cost to develop companion diagnostics as needed for each of our drug candidates;

•	our ability to establish agreements with third-party manufacturers for clinical supply for our clinical trials and, if any of our drug candidates are approved, commercial manufacturing;

•	addition and retention of key research and development personnel;

•	our efforts to enhance operational, financial and information management systems, and hire additional personnel, including personnel to support development of our drug candidates;

•	the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for any of our drug candidates for which we obtain marketing approval;

•	the legal patent costs involved in prosecuting patent applications and enforcing patent claims and other intellectual property claims; and

•	the terms and timing of any collaboration, license or other arrangement, including the terms and timing of any milestone payments thereunder.

As of September 30, 2017, we had cash and cash equivalents of $82.1 million. We believe that the net proceeds from the IPO, together with our existing cash and cash equivalents, will enable us to fund our operating expenses, capital expenditure requirements and debt service payments through the first half of 2019. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. We do not currently have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or drug candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, limit, reduce or terminate our research, product development or future commercialization efforts or grant rights to develop and market drug candidates that we would otherwise prefer to develop and market ourselves.

Contractual Obligations and Commitments

During the three months ended September 30, 2017, there have been no material changes to our contractual obligations and commitments outside the ordinary course of business from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our final prospectus for our initial public offering filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on September 28, 2017.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the Securities and Exchange Commission.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our financial statements included in this Quarterly Report on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Our cash and cash equivalents as of September 30, 2017 consisted of cash and money market accounts. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of interest rates. Because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our financial position or results of operations. As of September 30, 2017, our outstanding indebtedness accrued interest at a fixed interest rate. As a result, a change in market interest rates would not have had any impact on our financial position or results of operations.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

We are not currently subject to any material legal proceedings.

Item 1A.	Risk Factors.

Our business is subject to numerous risks. You should carefully consider the risks and uncertainties described below together with all of the other information contained in this Quarterly Report on Form 10-Q, including our financial statements and the related notes, and in our other filings with the SEC. If any of the following risks actually occur, our business, prospects, operating results and financial condition could suffer materially. In such event, the trading price of our common stock could decline and you might lose all or part of your investment.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant operating losses since our inception and have not generated any revenue from product sales. We expect to incur continued losses for the foreseeable future and may never achieve or maintain profitability.

Investment in pharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are a clinical-stage biopharmaceutical company that was formed and commenced operations in 2003. We have no approved products for commercial sale and have not generated any revenue from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we have never been profitable and have incurred losses in each year since inception. For the years ended December 31, 2015 and 2016 and the nine months ended September 30, 2017, we reported a net loss of $19.8 million, $25.9 million and $30.4 million, respectively. As of September 30, 2017, we had an accumulated deficit of $176.0 million.

Since our inception, we have focused substantially all of our efforts and financial resources on developing our proprietary compound library, and the preclinical and clinical development of our drug candidates, DCC-2618, DCC-3014, rebastinib and our former drug candidate, which was discontinued and which we no longer plan to develop. To date, we have funded our operations primarily with proceeds from the sales of preferred shares, proceeds from the issuance of convertible notes, payments received under a concluded collaboration agreement, borrowings under a construction loan and research and development grants from the Kansas Bioscience Authority, or KBA. From our inception through September 30, 2017, we received an aggregate of $263.4 million in net proceeds from such transactions. As of September 30, 2017, our cash and cash equivalents were $82.1 million. In October 2017, we received gross proceeds of $138.8 million from the sale of 8,166,496 shares of our common stock.

We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future, particularly as we advance our drug candidates. Our prior losses, combined with expected future losses, have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. We expect our research and development expenses to significantly increase in connection with our additional clinical trials for DCC-2618, DCC-3014 and rebastinib, and development of any other future drug candidates we may choose to pursue. In addition, if we obtain marketing approval for DCC-2618, or any of our other drug candidates, we will incur significant sales, marketing and outsourced manufacturing expenses. We will also incur additional costs associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

Our ability to become profitable depends upon our ability to generate revenue. To date, we have not generated any revenue from our drug candidates, and we do not know when, or if, we will generate any revenue. We do not expect to generate significant revenue unless and until we obtain marketing approval for, and begin to sell, DCC-2618, or our other drug candidates. Our ability to generate revenue depends on a number of factors, including, but not limited to, our ability to:

•	initiate and successfully complete our Phase 3 clinical trials of DCC-2618 for the treatment of gastrointestinal stromal tumors, or GIST;

•	initiate and successfully complete other later-stage clinical trials that meet their clinical endpoints;

•	initiate and successfully complete all safety studies required to obtain U.S. and foreign marketing approval for DCC-2618 as a treatment for GIST or other indications;

•	subject to obtaining favorable results from our Phase 3 trials, applying for and obtaining marketing approval for DCC-2618;

•	successfully manufacture or contract with others to manufacture DCC-2618 and our other our drug candidates;

•	commercialize DCC-2618, if approved, by building a sales force or entering into collaborations with third parties;

•	obtain, maintain, protect and defend our intellectual property portfolio; and

•	achieve market acceptance of DCC-2618 in the medical community and with third-party payors.

To become and remain profitable, we must succeed in developing, and eventually commercializing, products that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing preclinical testing and clinical trials for our drug candidates, discovering additional drug candidates, establishing arrangements with third parties for the manufacture of clinical supplies of our drug candidates, obtaining marketing approval for our drug candidates and manufacturing, marketing and selling any products for which we may obtain marketing approval. We are only in the preliminary stages of most of these activities. We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability.

Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses we will incur or when, or if, we will be able to achieve profitability. If we are required by the U.S. Food and Drug Administration, or FDA, the European Medicines Agency, or EMA, or other regulatory authorities to perform studies in addition to those currently expected, or if there are any delays in establishing appropriate manufacturing arrangements for, or in completing our clinical trials for, or the development of any of our drug candidates, our expenses could increase materially.

Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would cause significant harm to our financial position, adversely impact our stock price and impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our product offerings or even continue our operations. A decline in the value of our company could also cause you to lose all or part of your investment.

We will require substantial additional funding. If we are unable to raise capital when needed, or on attractive terms, we could be forced to delay, reduce or eliminate our research or drug development programs or any future commercialization efforts.

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance our drug candidates, DCC-2618, DCC-3014 and rebastinib, and seek to identify lead drug candidates in our discovery programs. We expect increased expenses as we continue our research and development and initiate additional clinical trials, and establish arrangements with third parties for the manufacture of clinical supplies of and seek marketing approval for, our lead program and our other drug candidates. In addition, if we obtain marketing approval for any of our drug candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company.

Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed, or on attractive terms, we could be forced to delay, reduce or eliminate our research or drug development programs or any future commercialization efforts.

We believe that the net proceeds from our initial public offering completed in October 2017, together with our existing cash and cash equivalents, will enable us to fund our operating expenses, capital expenditure requirements and debt service payments through the first half of 2019. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.

Our future capital requirements will depend on many factors, including:

•	the scope, progress, costs and results of our clinical trials of DCC-2618;

•	the scope, progress, costs and results of drug discovery, preclinical development and clinical trials for our other drug candidates;

•	the number and development requirements of other drug candidates that we pursue, including ones we may acquire from third parties;

•	the costs and timing of arrangements with third parties for the manufacture of clinical supplies of DCC-2618 and our other drug candidates;

•	the costs, timing and outcome of regulatory review of DCC-2618 and our other drug candidates;

•	the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for DCC-2618 and any of our other drug candidates for which we obtain marketing approval;

•	the revenue, if any, received from commercial sales of DCC-2618 and our other drug candidates for which we obtain marketing approval;

•	the costs and timing of preparing, filing and prosecuting any patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;

•	our ability to establish collaboration arrangements with other biotechnology or pharmaceutical companies on favorable terms, if at all, for the development or commercialization of our drug candidates; and

•	the extent to which we acquire or in-license other drug candidates, technologies and associated intellectual property rights.

Identifying potential drug candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, our drug candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of products that we do not expect to be commercially available for many years, if at all. Accordingly, we will need to obtain substantial additional funds to achieve our business objectives. Adequate additional funds may not be available to us on acceptable terms, or at all.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or drug candidates.

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. We do not currently have any committed external source of funds. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of your securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends.

If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or drug candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, limit, reduce or terminate our research, product development or future commercialization efforts or grant rights to develop and market drug candidates that we would otherwise prefer to develop and market ourselves.

We have a limited operating history, have not successfully completed late-stage clinical trials for any drug candidate, have not generated revenue from product sales or profits and do not expect to generate revenue or profits for the foreseeable future. We may never obtain approval for any of our drug candidates or achieve or sustain profitability.

We commenced operations in 2003. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, conducting research and development, filing patents, identifying potential drug candidates, including five clinical candidates, undertaking preclinical studies, initiating and conducting clinical trials and establishing arrangements with third parties for the manufacture of initial quantities of our drug candidates. We have not yet demonstrated our ability to successfully complete any Phase 2 or Phase 3 clinical trials, obtain marketing approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales, marketing and distribution activities necessary for successful product commercialization, and we have not generated revenue from product sales or profit from our operations. Consequently, we may never achieve or sustain profitability and any predictions you make about our future success or viability may not be as accurate as they could be if we had an operating history with these activities.

In addition, as a growing business entering into new stages of pharmaceutical development, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. We will need to transition at some point from a company with a research and development focus to a company capable of supporting commercial activities. There can be no assurance that we will be successful in such a transition.

Risks Related to the Discovery and Development of Our Drug Candidates

We are early in our development efforts and our drug candidates are only in Phase 1 clinical trials. All of our drug candidates target inhibition of the activation switch in kinases. If we are unable to commercialize our drug candidates or experience significant delays in doing so, our business will be materially harmed.

We currently have no products that are approved for sale and have discontinued one of our programs, which we no longer plan to develop. We are early in our development efforts and our three drug candidates are all in Phase 1 clinical trials. All of our drug candidates target inhibition of the activation switch in kinases. There are no currently approved kinase switch control inhibitors and there can be no assurance that kinase switch control inhibitors will ever receive regulatory approval. Our discontinued drug candidate was also based on inhibition of the activation switch in kinases. Its development was discontinued due to strategic and competitive reasons, and there can be no assurance that our current drug candidates will achieve success in their clinical trials or obtain regulatory approval.

Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of one or more of our drug candidates. The success of our drug candidates, including DCC-2618, will depend on several factors, including the following:

•	successful completion of preclinical studies and clinical trials;

•	receipt and related terms of marketing approvals from applicable regulatory authorities;

•	raising additional funds necessary to complete clinical development of and commercialize our drug candidates;

•	obtaining and maintaining patent, trade secret and other intellectual property protection and regulatory exclusivity for our drug candidates;

•	making arrangements with third-party manufacturers, or establishing manufacturing capabilities, for both clinical and commercial supplies of our drug candidates;

•	developing and implementing marketing and reimbursement strategies;

•	establishing sales, marketing and distribution capabilities and launching commercial sales of our products, if and when approved, whether alone or in collaboration with others;

•	acceptance of our products, if and when approved, by patients, the medical community and third-party payors;

•	effectively competing with other therapies;

•	the ability to obtain clearance or approval of companion diagnostic tests, if required, on a timely basis, or at all;

•	obtaining and maintaining third-party coverage and adequate reimbursement;

•	protecting and enforcing our rights in our intellectual property portfolio; and

•	maintaining a continued acceptable safety profile of the products following approval.

If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize our drug candidates, which would materially harm our business. For example, our business could be harmed if results of the expansion stage of our Phase 1 clinical trial of DCC-2618 vary meaningfully from our expectations.

Clinical drug development involves a lengthy and expensive process. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of DCC-2618 and our other drug candidates.

We currently have three drug candidates in clinical development and their risk of failure is high. We are unable to predict when or if any of our drug candidates will prove effective or safe in humans or will obtain marketing approval. Before obtaining marketing approval from regulatory authorities for the sale of any drug candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our drug candidates in humans. Clinical testing is expensive, difficult to design and implement and can take many years to complete and is uncertain as to the outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. In particular, the small number of patients in our early clinical trials may make the results of these trials less predictive of the outcome of later clinical trials. In addition, although we observed encouraging disease control rates in the dose escalation stage of our Phase 1 trial of DCC-2618, the primary objectives were to determine the safety, tolerability and maximum tolerated dose of DCC-2618 and to determine a recommended

Phase 2 dose and not to demonstrate efficacy. The assessments of efficacy from the dose escalation portion of our Phase 1 clinical trial of DCC-2618 were not designed to demonstrate statistical significance and may not be predictive of the results of further clinical trials of DCC-2618 or any of our other drug candidates. We did not observe a maximum tolerated dose in the dose escalation stage of our Phase 1 trial of DCC-2618. The FDA has stated that our plan to initiate our Phase 3 trial prior to the completion of our Phase 1 trial, and with limited dose-response information at the various dose levels, may place our development program at risk if we have not identified the optimal dosing regimen.

We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to obtain marketing approval or commercialize our drug candidates, including:

•	regulators may not authorize us to commence or continue a clinical trial through the imposition of a clinical hold or may limit the conduct of a clinical trial through the imposition of a partial clinical hold;

•	institutional review boards, or IRBs, may not authorize us or our investigators to commence or continue a clinical trial at a prospective trial site;

•	we may experience delays in reaching, or fail to reach, agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites;

•	clinical trials for our drug candidates may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials, delay planned trials or abandon product development programs;

•	the number of patients required for clinical trials for our drug candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate, participants may drop out of these clinical trials at a higher rate than we anticipate or the duration of these clinical trials may be longer than we anticipate;

•	our third-party contractors may fail to meet their contractual obligations to us in a timely manner, or at all;

•	we may have to suspend or terminate clinical trials for our drug candidates for various reasons, including a finding that the participants are being exposed to unacceptable health risks;

•	our drug candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators or IRBs to suspend or terminate the trials;

•	the cost of clinical trials for our drug candidates may be greater than we anticipate; and

•	the supply or quality of our drug candidates or other materials necessary to conduct clinical trials for our drug candidates may be insufficient or inadequate and result in delays or suspension of our clinical trials.

Our product development costs will increase if we experience delays in preclinical studies or clinical trials or in obtaining marketing approvals. We do not know whether any of our planned preclinical studies or clinical trials will begin on a timely basis or at all, will need to be restructured or will be completed on schedule, or at all. For example, the FDA imposed a partial clinical hold on our Phase 3 clinical trial of DCC-2618 in fourth-line GIST, which limits enrollment to not more than 50 patients until we submit draft toxicology reports to the FDA and wait 30 days for any FDA response to this submission. Our ongoing Phase 1 trial of DCC-2618 continues to generate additional data which also may be requested by the FDA. The FDA may request additional information or data and any such requests could result in clinical trial delays. Furthermore, the FDA could place a clinical hold, either another partial clinical hold or a full clinical hold, on our DCC-2618 Phase 3 trial if they are not satisfied with the information we provide to them, which could result in delays for the trial. Significant preclinical or clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our drug candidates or allow our competitors to bring products to market before we do and impair our ability to successfully commercialize our drug candidates and may harm our business and results of operations.

We may utilize companion diagnostics in our planned clinical trials in the future in order to identify appropriate patient populations for our drug candidates. If a satisfactory companion diagnostic is not commercially available, we may be required to create or obtain one that would be subject to regulatory approval requirements. The process of obtaining or creating such diagnostic is time consuming and costly.

We may ultimately be unable to complete the development and commercialization of our drug candidates.

We may be required to conduct additional clinical trials or other testing of our drug candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical trials for our drug candidates or other testing, obtain results of these trials or tests that are not positive or are only modestly positive or if there are safety concerns. For example, in GIST, we plan to initiate two pivotal Phase 3 trials of DCC-2618, one in fourth-line GIST and another in second-line GIST; however, the FDA may require us to conduct a clinical trial in third-line GIST before we may conduct one in second-line GIST. In addition, while we plan to conduct only one pivotal Phase 3 trial for each indication of fourth-line GIST and second-line GIST, for a single randomized trial to support submission to the FDA of a new drug application, or NDA, the trial must be well-designed, well-conducted, with a favorable risk/benefit ratio, and provide statistically persuasive efficacy findings so compelling that a second trial would be unethical or practically impossible to repeat. In addition, certain data that we have presented to date have been generated and reviewed at the clinical sites and are preliminary. The data may be subject to subsequent central review, and based on that review, there may be changes to these data which may not be favorable. For example, in our ongoing Phase 1 clinical trial of DCC-2618, there have been differences observed between imaging data assessed at the clinical sites in accordance with the Phase 1 protocol and by central review, including some instances where central review’s findings regarding the number of objective responses were less favorable than those previously reported. In addition to certain imaging results from our Phase 1 trial, we also plan to have all of the data from our Phase 3 trials of DCC-2618 centrally reviewed. The results from our Phase 3 trials of DCC-2618 in which all data will be subject to central review may be less favorable than the results of the escalation stage of our Phase 1 trial of DCC-2618 that were based on data that has not been subject to central review. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their drug candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products.

We may:

•	be delayed in obtaining marketing approval for DCC-2618 or our other drug candidates;

•	not obtain marketing approval at all;

•	obtain approval for indications or patient populations that are not as broad as intended or desired;

•	obtain approval with labeling that includes significant use or distribution restrictions or safety warnings;

•	be subject to additional post-marketing testing requirements; or

•	have the product removed from the market after obtaining marketing approval.

If we experience delays or difficulties in the enrollment of patients in clinical trials, including in our Phase 3 clinical trials of DCC-2618, our receipt of necessary marketing approvals could be delayed or prevented.

We may not be able to initiate or continue clinical trials for our drug candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside of the United States. In particular, most of the GIST patients we have enrolled in our Phase 1 trial of DCC-2618 have been fourth-line GIST patients. However, we intend to enroll second-line GIST patients in our Phase 1 expansion trial and in a future Phase 3 trial. We cannot predict how difficult it will be to enroll GIST patients for future trials in earlier lines of therapy such as second- and third-line GIST where alternative therapies already are approved. Therefore, our ability to identify and enroll eligible patients for these clinical trials and possibly other clinical trials may be limited or may result in slower enrollment than we anticipate. In addition, some of our competitors have ongoing, or planned, clinical trials for drug candidates that treat the same indications as our drug candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials for our competitors’ drug candidates. Patient enrollment is affected by other factors including:

•	the severity of the disease under investigation;

•	the eligibility criteria for the trial in question;

•	the perceived risks and benefits of the drug candidates under study;

•	the efforts to facilitate timely enrollment in clinical trials;

•	the patient referral practices of physicians;

•	the burden on patients due to inconvenient procedures;

•	the ability to monitor patients adequately during and after treatment; and

•	the proximity and availability of clinical trial sites for prospective patients.

Our inability to enroll a sufficient number of patients for our clinical trials would result in significant delays and could require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials may result in increased development costs for our drug candidates, which would cause significant harm to our financial position, adversely impact our stock price and impair our ability to raise capital.

If serious adverse or unacceptable side effects are identified during the development of our drug candidates, we may need to abandon or limit our development of some of our drug candidates.

If our drug candidates are associated with serious adverse events or undesirable side effects in clinical trials or have characteristics that are unexpected, we may need to abandon their development or limit development to more narrow uses or subpopulations in which the serious adverse events, undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. In pharmaceutical development, many drugs that initially show promise in early-stage testing for treating cancer may later be found to cause side effects that prevent further development of the drug. Currently marketed therapies for the treatment of cancer are generally limited to some extent by their toxicity. In addition, some of our drug candidates would be chronic therapies or be used in pediatric populations, for which safety concerns may be particularly important. Use of our drug candidates as monotherapies may also result in adverse events consistent in nature with other marketed therapies. In addition, if used in combination with other therapies in the future, our drug candidates may exacerbate adverse events associated with the therapy. If serious adverse or unexpected side effects are identified during development, we may be required to develop a Risk Evaluation and Mitigation Strategy, or REMS, to mitigate those serious safety risks, which could impose significant distribution and/or use restrictions on our products.

If we are unable to successfully develop companion diagnostic tests for our drug candidates that require such tests, or experience significant delays in doing so, we may not realize the full commercial potential of these drug candidates.

We may develop either by ourselves or with collaborators in vitro companion diagnostic tests for our drug candidates for certain indications. To be successful, we or our collaborators will need to address a number of scientific, technical, regulatory and logistical challenges. The FDA regulates in vitro companion diagnostics as medical devices that will likely be subject to clinical trials in conjunction with the clinical trials for our drug candidates, and which will require regulatory clearance or approval prior to commercialization. We may rely on third parties for the design, development and manufacture of companion diagnostic tests for our therapeutic drug candidates that require such tests. If these parties are unable to successfully develop companion diagnostics for these therapeutic drug candidates, or experience delays in doing so, the development of these therapeutic drug candidates may be adversely affected, these therapeutic drug candidates may not obtain marketing approval, and we may not realize the full commercial potential of any of these therapeutics that obtain marketing approval. As a result, our business, results of operations and financial condition could be materially harmed.

The failure to obtain required regulatory clearances or approvals for any companion diagnostic tests that we may pursue may prevent or delay approval of any of our drug candidates. Moreover, the commercial success of any of our drug candidates that require a companion diagnostic will be tied to the receipt of any required regulatory clearances or approvals and the continued availability of such tests.

In connection with the clinical development of our drug candidates for certain indications we may work with collaborators to develop or obtain access to in vitro companion diagnostic tests to identify appropriate patients for our drug candidates. We may rely on third parties for the development, testing and manufacturing of these companion diagnostics, the application for and receipt of any required regulatory clearances or approvals, and the commercial supply of these companion diagnostics. Our third-party collaborators may fail to obtain the required regulatory clearances or approvals, which could prevent or delay approval of our drug candidates. In addition, the commercial success of any of our drug candidates that require a companion diagnostic will be tied to and dependent upon the receipt of required regulatory clearances or approvals and the continued ability of such third parties to make the companion diagnostic commercially available to us on reasonable terms in the relevant geographies.

We may expend our limited resources to pursue a particular drug candidate or indication and fail to capitalize on drug candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we focus on research programs and drug candidates that we identify for specific indications. As a result, we may forego or delay pursuit of opportunities with other drug candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and drug candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular drug candidate, we may relinquish valuable rights to that drug candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such drug candidate.

We may not be successful in our efforts to discover additional potential drug candidates.

A key element of our strategy is to apply our proprietary knowledge and our understanding of the structure, biology and activity of kinase inhibitors that target the switch pocket to develop drug candidates. The therapeutic discovery activities that we are conducting may not be successful in identifying drug candidates that are useful in treating cancer or other diseases. Our research programs may initially show promise in identifying potential drug candidates, yet fail to yield drug candidates for clinical development for a number of reasons, including:

•	the research methodology used may not be successful in identifying potential drug candidates;

•	potential drug candidates may, on further study, be shown to have harmful side effects or other characteristics that indicate that they are unlikely to be drugs that will obtain marketing approval or achieve market acceptance; or

•	potential drug candidates may not be effective in treating their targeted diseases.

Research programs to identify new drug candidates require substantial technical, financial and human resources. We may choose to focus our efforts and resources on a potential drug candidate that ultimately proves to be unsuccessful. If we are unable to identify suitable drug candidates for preclinical and clinical development, we will not be able to obtain revenues from sale of products in future periods, which likely would result in significant harm to our financial position and adversely impact our stock price.

Risks Related to the Commercialization of Our Drug Candidates

The incidence and prevalence for target patient populations of our drug candidates have not been established with precision. If the market opportunities for our drug candidates are smaller than we estimate or if any approval that we obtain is based on a narrower definition of the patient population, our revenue potential and ability to achieve profitability will be adversely affected.

The precise incidence and prevalence for GIST, advanced systemic mastocytosis, or ASM, gliomas, including glioblastoma multiforme, or GBM, and other solid tumors driven by KIT or PDGFRα are unknown. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our drug candidates, are based on estimates.

The total addressable market opportunity for DCC-2618, DCC-3014, rebastinib and any other drug candidates we may produce will ultimately depend upon, among other things, the diagnosis criteria included in the final label for each such drug candidate, if our drug candidates are approved for sale for these indications, acceptance by the medical community and patient access, drug pricing and reimbursement. The number of patients in our targeted commercial markets and elsewhere may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our drugs, or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our results of operations and our business.

Even if any of our drug candidates receives marketing approval, it may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success.

If any of our drug candidates receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. For example, current cancer treatments, such as existing targeted therapies, chemotherapy, and radiation therapy, are well established in the medical community, and doctors may continue to rely on these treatments. If our drug candidates do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of our drug candidates, if approved for commercial sale, will depend on a number of factors, including:

•	the efficacy and potential advantages compared to alternative treatments;

•	the prevalence and severity of any side effects, in particular compared to alternative treatments;

•	our ability to offer our products for sale at competitive prices;

•	the convenience and ease of administration compared to alternative treatments;

•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;

•	the strength of marketing and distribution support;

•	the existence of distribution and/or use restrictions, such as through a REMS;

•	the availability of third-party coverage and adequate reimbursement;

•	the timing of any marketing approval in relation to other product approvals;

•	support from patient advocacy groups; and

•	any restrictions on the use of our products together with other medications.

If we are unable to establish sales and marketing capabilities, we may not be successful in commercializing our drug candidates if and when they are approved.

We do not have a sales or marketing infrastructure and have no experience in the sale, marketing or distribution of biopharmaceutical products. To achieve commercial success for any product for which we obtain marketing approval, we will need to establish sales, marketing and distribution capabilities, either ourselves or through collaboration or other arrangements with third parties.

We plan to build our own focused, specialized sales and marketing organization in the United States and to selectively establish partnerships in markets outside the United States to support the commercialization of drug candidates for which we obtain marketing approval and that can be commercialized with such capabilities.

There are risks involved with establishing our own sales and marketing capabilities. For example, recruiting and training a sales force is expensive and time-consuming and could delay any product launch. If the commercial launch of a drug candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. These efforts are expected to be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

Factors that may inhibit our efforts to commercialize our products on our own include:

•	our inability to recruit, train and retain adequate numbers of effective sales and marketing personnel;

•	our inability to raise financing necessary to build our commercialization infrastructure;

•	the inability of sales personnel to obtain access to physicians or persuade an adequate number of physicians to prescribe any future products;

•	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and

•	unforeseen costs and expenses associated with creating an independent sales and marketing organization.

As a result of any potential partnerships in markets outside of the United States, or if we are unable to establish our own sales and marketing capabilities in the United States and instead enter into arrangements with third parties to perform these services, our product revenues and our profitability, if any, are likely to be lower than if we were to market and sell any products that we develop ourselves. In addition, we may not be successful in entering into arrangements with third parties to market and sell our drug candidates or may be unable to do so on terms that are acceptable to us. We likely will have little control over such third parties, and any of these third parties may fail to devote the necessary resources and attention to sell and market our products effectively. If we do not establish sales and marketing capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing any of our drug candidates for which we receive marketing approval.

We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.

The development and commercialization of new pharmaceutical and biotechnology products is highly competitive. We face competition with respect to our current drug candidates, and will face competition with respect to any drug candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. There are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of products for the treatment of the disease indications for which we are developing our drug candidates. Some of these competitive products and therapies are based on scientific approaches that are similar to our approach, and others are based on entirely different approaches. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

Specifically, there are a large number of pharmaceutical and biotechnology companies developing or marketing treatments for cancer that would be competitive with the drug candidates we are developing, if our drug candidates are approved. Many of these companies are developing cancer therapeutics that are also kinase inhibitors. Although there are currently marketed drugs that have activity in GIST through their targeting of primary and secondary KIT mutants, no currently marketed drug directly targets certain secondary resistance mutations in KIT and PDGFRα, or provides coverage of all KIT and PDGFRα mutants. With respect to DCC-2618, there are a number of large pharmaceutical companies and biotechnology companies marketing small molecule drugs for the treatment of GIST, including Novartis AG, Pfizer Inc., and Bayer AG. We are also aware of pharmaceutical and biotechnology companies developing drugs for the treatment of GIST and systemic mastocytosis including AB Science S.A., Arog Pharmaceuticals, Inc., ARIAD Pharmaceuticals, Inc., a wholly owned subsidiary of Takeda Pharmaceuticals U.S.A., Blueprint Medicines Corporation, Celldex Therapeutics, Inc., Novartis AG, and Plexxikon Inc., a wholly owned subsidiary of Daiichi Sanyko Company, Limited. Further, there are a large number of pharmaceutical and biotechnology companies developing antibody or small molecule colony stimulating factor receptor 1, or CSF1R, inhibitors that we are seeking to target in our DCC-3014 program, including Array BioPharma Inc., Amgen Inc., Eli Lilly and Company, Bristol-Myers Squibb Company, Five Prime Therapeutics, Inc., Roche Holding Ltd, Novartis AG, Plexxikon Inc. and Syndax Pharmaceuticals, Inc.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are approved for broader indications or patient populations, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other marketing approval for their products more rapidly than any approval we may obtain for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of generic products. Generic products are currently on the market for some of the indications that we are pursuing, and additional products are expected to become available on a generic basis over the coming years. If our drug candidates achieve marketing approval, we expect that they will be priced at a significant premium over any competitive generic products.

Many of the companies against which we are competing or against which we may compete in the future have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining marketing approvals and marketing and selling approved products than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller and other early- stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific, management and sales and marketing personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

Even if we are able to commercialize any drug candidates, the products may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives, which would harm our business.

The regulations that govern marketing approvals, pricing, coverage and reimbursement for new drug products vary widely from country to country. Current and future legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our drug candidate to other available therapies. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a drug candidate in a particular country, but then be subject to price regulations that delay our commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenues, if any, we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more drug candidates, even if such drug candidates obtain marketing approval.

Our ability to commercialize any drug candidates successfully also will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government healthcare programs, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, government authorities and third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. Coverage and reimbursement may not be available for any product that we commercialize and, even if these are available, the level of reimbursement may not be satisfactory. Reimbursement may affect the demand for, or the price of, any drug candidate for which we obtain marketing approval. Obtaining and maintaining adequate reimbursement for our products may be difficult. We may be required to conduct expensive pharmacoeconomic studies to justify coverage and reimbursement or the level of reimbursement relative to other therapies. If coverage and adequate reimbursement are not available or reimbursement is available only to limited levels, we may not be able to successfully commercialize any drug candidate for which we obtain marketing approval.

There may be significant delays in obtaining coverage and reimbursement for newly approved drugs, and coverage may be more limited than the purposes for which the drug is approved by the FDA or similar regulatory authorities outside of the United States. Moreover, eligibility for coverage and reimbursement does not imply that a drug will be paid for in all cases or at a rate that covers our costs, including research, development, intellectual property, manufacture, sale and distribution expenses. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies. Our inability to promptly obtain coverage and adequate reimbursement rates from both government-funded and private payors for any approved products that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

Product liability lawsuits against us could cause us to incur substantial liabilities and to limit commercialization of any products that we may develop.

We face an inherent risk of product liability exposure related to the testing of our drug candidates in human clinical trials and will face an even greater risk if we commercialize any products that we may develop. If we cannot successfully defend ourselves against any claims that our drug candidates or products caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•	decreased demand for any drug candidates or products that we may develop;

•	injury to our reputation and significant negative media attention;

•	withdrawal of clinical trial participants;

•	significant costs to defend the related litigation;

•	substantial monetary awards to trial participants or patients;

•	loss of revenue;

•	reduced resources of our management to pursue our business strategy; and

•	the inability to commercialize any products that we may develop.

We currently hold $4.0 million in product liability insurance coverage in the aggregate for the United States and certain other jurisdictions, with a per incident limit of $4.0 million, which may not be adequate to cover all liabilities that we may incur. We likely will need to increase our insurance coverage as we expand our clinical trials or if we commence commercialization of our drug candidates. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

Risks Related to Our Dependence on Third Parties

We may enter into collaborations with third parties for the development and commercialization of our drug candidates. If those collaborations are not successful, we may not be able to capitalize on the market potential of these drug candidates.

We have in the past, and may in the future, seek third-party collaborators for the development and commercialization of some of our drug candidates on a selected basis. Our likely collaborators for any collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies.

If we do enter into any such arrangements with any third parties, we will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our drug candidates. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities and efforts to successfully perform the functions assigned to them in these arrangements. Collaborations involving our drug candidates would pose numerous risks to us, including the following:

•	collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations and may not perform their obligations as expected;

•	collaborators may deemphasize or not pursue development and commercialization of our drug candidates or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborators’ strategic focus, including as a result of a sale or disposition of a business unit or development function, or available funding or external factors such as an acquisition that diverts resources or creates competing priorities;

•	collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a drug candidate, repeat or conduct new clinical trials or require a new formulation of a drug candidate for clinical testing;

•	collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our products or drug candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;

•	a collaborator with marketing and distribution rights to multiple products may not commit sufficient resources to the marketing and distribution of our product relative to other products;

•	collaborators may not properly obtain, maintain, defend or enforce our intellectual property rights or may use our proprietary information and intellectual property in such a way as to invite litigation or other intellectual property related proceedings that could jeopardize or invalidate our proprietary information and intellectual property or expose us to potential litigation or other intellectual property related proceedings;

•	disputes may arise between the collaborators and us that result in the delay or termination of the research, development or commercialization of our products or drug candidates or that result in costly litigation or arbitration that diverts management attention and resources;

•	collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable drug candidates;

•	collaboration agreements may not lead to development or commercialization of drug candidates in the most efficient manner or at all; and

•	if a collaborator of ours were to be involved in a business combination, the continued pursuit and emphasis on our product development or commercialization program could be delayed, diminished or terminated.

If we are not able to establish collaborations, we may have to alter our development and commercialization plans.

Our drug development programs and the potential commercialization of our drug candidates will require substantial additional cash to fund expenses. In the past, we have been party to a collaboration agreement, which was concluded before completion because our collaboration partner elected not to pursue the development of the drug candidate beyond Phase 1 clinical trials. For some of our drug candidates, we may in the future decide to collaborate with pharmaceutical and biotechnology companies for the development and potential commercialization of those drug candidates.

We face significant competition in seeking appropriate collaborators. Our ability to reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the following:

•	the design or results of clinical trials;

•	the likelihood of approval by the FDA or similar regulatory authorities outside of the United States;

•	the potential market for the subject drug candidate;

•	the costs and complexities of manufacturing and delivering such drug candidate to patients;

•	the potential of competing products;

•	the existence of uncertainty with respect to our ownership of technology or other rights, which can exist if there is a challenge to such ownership without regard to the merits of the challenge; and

•	industry and market conditions generally.

The collaborator may also consider alternative drug candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for our drug candidate. We may also be restricted under any license agreements from entering into agreements on certain terms or at all with potential collaborators. Collaborations are complex and time-consuming to negotiate and document. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators and changes to the strategies of the combined company.

We may not be able to negotiate collaborations on a timely basis, on acceptable terms, or at all. If we are unable to do so, we may have to curtail the development of such drug candidate, reduce or delay one or more of our other development programs, delay the potential commercialization or reduce the scope of any sales or marketing activities for such drug candidate, or increase our expenditures and undertake development, manufacturing or commercialization activities at our own expense. If we elect to increase our expenditures to fund development, manufacturing or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop our drug candidates or bring them to market and generate product revenue.

We rely, and expect to continue to rely, on third parties to conduct our clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials.

We currently rely on various third-party clinical research organizations, or CROs, to conduct our ongoing Phase 1 clinical trials for DCC-2618 and DCC-3014 and do not plan to independently conduct any clinical trials for our other drug candidates. We expect to continue to rely on third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators, to conduct our clinical trials. Agreements with these third parties might terminate for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements, that would delay our product development activities.

Our reliance on these third parties for research and development activities will reduce our control over these activities but will not relieve us of our responsibilities. For example, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with requirements, commonly referred to as good clinical practices, or GCPs, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected.

Furthermore, these third parties may have relationships with other entities, some of which may be our competitors. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical trials in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, marketing approvals for our drug candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our drug candidates.

Manufacturing pharmaceutical products is complex and subject to product loss for a variety of reasons. We contract with third parties for the manufacture of our drug candidates for preclinical testing and clinical trials and expect to continue to do so for commercialization. This reliance on third parties increases the risk that we will not have sufficient quantities of our drug candidates or products or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

We do not have any manufacturing facilities. We produce in our laboratory very small quantities of small molecules for evaluation in our research programs. We rely, and expect to continue to rely, on third parties for the manufacture of our drug candidates for preclinical and clinical testing, as well as for commercial manufacture if any of our drug candidates obtain marketing approval. Some of our manufacturers represent our sole source of supply. This reliance on third parties increases the risk that we will not have sufficient quantities of our drug candidates or products or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

We may be unable to establish any agreements with third-party manufacturers or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

•	reliance on the third party for regulatory, compliance and quality assurance;

•	the possible breach of the manufacturing agreement by the third party;

•	the possible misappropriation of our proprietary information, including our trade secrets and know how; and

•	the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us.

We have only limited supply arrangements in place with respect to our drug candidates, and these arrangements do not extend to commercial supply. We acquire many key materials on a purchase order basis. As a result, we do not have long-term committed arrangements with respect to our drug candidates and other materials. If we obtain marketing approval for any of our drug candidates, we will need to establish an agreement for commercial manufacture with a third party.

Third-party manufacturers may not be able to comply with current good manufacturing practices, or cGMP, regulations or similar regulatory requirements outside of the United States. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of drug candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products.

Our drug candidates and any products that we may develop may compete with other drug candidates and products for access to manufacturing facilities. As a result, we may not obtain access to these facilities on a priority basis or at all. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us.

We have not yet scaled up the manufacturing process for any of our drug candidates. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects and other supply disruptions. If microbial, viral or other contaminations are discovered in our drug candidates or in the manufacturing facilities in which our drug candidates are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination.

Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval. We do not currently have arrangements in place for redundant supply or a second source for bulk drug substance. If our current contract manufacturers for preclinical and clinical testing cannot perform as agreed, we may be required to replace such manufacturers. Although we believe that there are several potential alternative manufacturers who could manufacture our drug candidates, we may incur added costs and delays in identifying and qualifying any such replacement manufacturer or be able to reach agreement with any alternative manufacturer.

Our current and anticipated future dependence upon others for the manufacture of our drug candidates or products may adversely affect our future profit margins and our ability to commercialize any products that obtain marketing approval on a timely and competitive basis.

Risks Related to Our Intellectual Property

If we are unable to obtain and maintain sufficient patent protection for our drug candidates, or if the scope of the patent protection is not sufficiently broad, third parties, including our competitors, could develop and commercialize products similar or identical to ours, and our ability to commercialize our drug candidates successfully may be adversely affected.

Our success depends in large part on our ability to protect our proprietary technologies that we believe are important to our business, including pursuing and maintaining patent protection intended to cover the composition of matter of our drug candidates, for example, DCC-2618, DCC-3014 and rebastinib, their methods of use, related technologies and other inventions that are important to our business. In addition to patent protection, we also rely on trade secrets to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection, including our proprietary kinase switch control inhibitor platform. If we do not adequately obtain, maintain, protect or enforce our intellectual property, third parties, including our competitors, may be able to erode or negate any competitive advantage we may have, which could harm our business and ability to achieve profitability.

The patent application and approval process is expensive, time-consuming and complex. We may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection.

Furthermore, the patent position of biotechnology and pharmaceutical companies generally is highly uncertain. No consistent policy regarding the breadth of claims allowed in biotechnology and pharmaceutical patents has emerged to date in the United States or in many foreign jurisdictions. The standards applied by the United States Patent and Trademark Office, or USPTO, and foreign patent offices in granting patents are not always applied uniformly or predictably. In addition, the determination of patent rights with respect to pharmaceutical compounds commonly involves complex legal and factual questions, which has in recent years been the subject of much litigation. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Thus, we cannot offer any assurances about which, if any, patents will issue, the breadth of any such patents, whether any issued patents will be found invalid and unenforceable or will be threatened by third parties or whether any issued patents will effectively prevent others from commercializing competing technologies and drug candidates.

Our pending patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless and until a patent issues from such applications. Assuming the other requirements for patentability are met, currently, the first to file a patent application is generally entitled to the patent. However, prior to March 16, 2013, in the United States, the first to invent was entitled to the patent. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Since patent applications in the United States and most other countries are confidential for a period of time after filing, and some remain so until issued, we cannot be certain that we were the first to file or invent (prior to March 16, 2013) any patent application related to our drug candidates. In addition, we enter into non-disclosure and confidentiality agreements with parties who have access to confidential or patentable aspects of our research and development output, such as our employees, collaborators, consultants, advisors and other third parties; however, any of these parties may breach the agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to seek patent protection. Furthermore, if third parties have filed patent applications related to our drug candidates or technology, an interference proceeding in the United States can be initiated by the USPTO or a third party to determine who was the first to invent any of the subject matter covered by the patent claims of our applications. Therefore, we cannot be certain that we were the first to make the inventions claimed in our patents or pending patent applications, or that we were the first to file for patent protection of such inventions.

Moreover, because the issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, our patents or pending patent applications may be challenged in the courts or patent offices in the United States and abroad. For example, we may be subject to a third-party preissuance submission of prior art to the USPTO or become involved in post-grant review procedures, oppositions, derivations, revocation, reexaminations, inter partes review or interference proceedings, in the United States or elsewhere, challenging our patent rights or the patent rights of others. An adverse determination in any such challenge may result in loss of exclusivity or in our patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and products or limit the duration of the patent protection of our technology and products. Such challenges also may result in substantial cost and require significant time from our scientists and management, even if the eventual outcome is favorable to us. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations, and prospects.

In addition, given the amount of time required for the development, testing and regulatory review of new drug candidates, our patents protecting such drug candidates might expire before or shortly after such drug candidates are commercialized. As a result, our intellectual property may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours. Moreover, some of our patents may in the future be co-owned with third parties. If we are unable to obtain an exclusive license to any such third-party co-owners’ interest in such patents or patent applications, such co-owners may be able to license their rights to other third parties, including our competitors, and our competitors could market competing products and technology. In addition, we may need the cooperation of any such co-owners of our patents in order to enforce such patents against third parties, and such cooperation may not be provided to us. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.

Our pending and future patent applications may not result in patents being issued that protect our drug candidates, in whole or in part, or which effectively prevent others from commercializing competitive products. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection. In addition, the laws of foreign countries may not protect our rights to the same extent or in the same manner as the laws of the United States. For example, European patent law restricts the patentability of methods of treatment of the human body more than United States law does.

Even if our patent applications issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors from competing with us or otherwise provide us with any competitive advantage. Moreover, the coverage claimed in a patent application can be significantly reduced before the patent is issued and its scope can be reinterpreted after issuance. Our competitors and other third parties may be able to circumvent our patents by developing similar or alternative technologies or products in a non-infringing manner. Our competitors and other third parties may also seek approval to market their own products similar to or otherwise competitive with our products. Alternatively, our competitors or other third parties may seek to market generic or biosimilar versions of any approved products and in so doing, claim that patents owned or licensed by us are invalid, unenforceable or not infringed. In these circumstances, we may need to defend or assert our patents, or both, including by filing lawsuits alleging patent infringement. In any of these types of proceedings, a court or other agency with jurisdiction may find our patents invalid or unenforceable, or that our competitors are competing in a non-infringing manner. Thus, even if we have valid and enforceable patents, these patents still may not provide protection against competing products or processes sufficient to achieve our business objectives.

Furthermore, our patents may be subject to a reservation of rights by one or more third parties. For example, if any of our technologies are developed in the future with government funding, the government may obtain certain rights in any resulting patents, including a non-exclusive license authorizing the government to use the invention or to have others use the invention on its behalf. If the U.S. government then decides to exercise these rights, it is not required to engage us as its contractor in connection with doing so. These rights may also permit the government to disclose our confidential information to third parties and to exercise march-in rights to use or allow third parties to use our licensed technology. The government may also exercise its march-in rights if it determines that action is necessary because we failed to achieve practical application of the government-funded technology, because action is necessary to alleviate health or safety needs, to meet requirements of federal regulations, or to give preference to U.S. industry. In addition, our rights in such government-funded inventions may be subject to certain requirements to manufacture products embodying such inventions in the United States. Any exercise by the government of aforementioned proprietary rights could harm our competitive position, business, financial condition, results of operations, and prospects.

Changes to the patent law in the United States and other jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our products.

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involves both technological and legal complexity and is therefore costly, time consuming and inherently uncertain. Changes in either the patent laws or interpretation of the patent laws in the United States could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. Recent patent reform legislation in the United States and other countries, including the Leahy-Smith America Invents Act, or the Leahy-Smith Act, signed into law in September 2011, could increase those uncertainties and costs. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted, redefine prior art and provide more efficient and cost-effective avenues for competitors to challenge the validity of patents. For example, the Leahy-Smith Act allows third-party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO administered post-grant proceedings, including post-grant review, inter partes review, and derivation proceedings. In addition, the Leahy-Smith Act has transformed the U.S. patent system from a “first-to-invent” system to a “first-to-file” system in which, assuming that other requirements for patentability are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. The first-to-file provisions, however, only became effective on March 16, 2013. Accordingly, it is not yet clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could make it more difficult to obtain patent protection for our inventions and increase the uncertainties and costs surrounding the prosecution of our or our collaboration partners’ patent applications and the enforcement or defense of our or our collaboration partners’ issued patents, all of which could harm our business, results of operations, financial condition and prospects.

The U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. Additionally, there have been recent proposals for additional changes to the patent laws of the United States and other countries that, if adopted, could impact our ability to enforce our proprietary technology. Depending on future actions by the U.S. Congress, the U.S. courts, the USPTO and the relevant law-making bodies in other countries, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.

We may become involved in lawsuits or administrative disputes to protect or enforce our patents or other intellectual property, which could be expensive, time consuming and unsuccessful.

Competitors may infringe our patents, trademarks, copyrights, trade secrets or other intellectual property. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time consuming and divert the time and attention of our management and scientific personnel. Any claims we assert against perceived infringers could provoke these parties to assert counterclaims against us alleging that we infringe their patents or their intellectual property, in addition to counterclaims asserting that our patents are invalid or unenforceable, or both. In any patent infringement proceeding, there is a risk that a court will decide that a patent of ours is invalid or unenforceable, in whole or in part, and that we do not have the right to stop the other party from using the invention at issue. There is also a risk that, even if the validity of such patents is upheld, the court will construe the patent’s claims narrowly or decide that we do not have the right to stop the other party from using the invention at issue on the grounds that our patent claims do not cover the invention. An adverse outcome in a litigation or proceeding involving our patents could limit our ability to assert our patents against those parties or other competitors, and may curtail or preclude our ability to exclude third parties from making and selling similar or competitive products. Any of these occurrences could adversely affect our competitive business position, business prospects and financial condition. Similarly, if we assert trademark infringement claims, a court may determine that the marks we have asserted are invalid or unenforceable, or that the party against whom we have asserted trademark infringement has superior rights to the marks in question. In this case, we could ultimately be forced to cease use of such trademarks.

Even if we establish infringement, the court may decide not to grant an injunction against further infringing activity and instead award only monetary damages, which may or may not be an adequate remedy. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during litigation. There could also be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of shares of our common stock. Moreover, there can be no assurance that we will have sufficient financial or other resources to file and pursue such infringement claims, which typically last for years before they are concluded. Even if we ultimately prevail in such claims, the monetary cost of such litigation and the diversion of the attention of our management and scientific personnel could outweigh any benefit we receive as a result of the proceedings.

Furthermore, third parties may also raise invalidity or unenforceability claims before administrative bodies in the United States or comparable foreign authorities, even outside the context of litigation. Such mechanisms include re-examination, inter partes review, post-grant review, interference proceedings, derivation proceedings and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). Such proceedings could result in revocation, cancellation or amendment to our patents in such a way that they no longer cover and protect our drug candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity of our patents, for example, we cannot be certain that there is no invalidating prior art of which we, our licensors, our patent counsel and the patent examiner were unaware during prosecution. If a third party were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on one or more of our drug candidates. Any such loss of patent protection could have a material adverse impact on our business, financial condition, results of operations and prospects.

We may not be able to enforce our intellectual property rights throughout the world.

Filing, prosecuting and defending patents with respect to our drug candidates in all countries throughout the world would be prohibitively expensive, and the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. The requirements for patentability may differ in certain countries, particularly in developing countries. In addition, our intellectual property license agreements may not always include worldwide rights. Consequently, competitors and other third parties may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we may obtain patent protection, but where patent enforcement is not as strong as that in the United States. These products may compete with our products in jurisdictions where we do not have any issued or licensed patents or where any future patent claims or other intellectual property rights may not be effective or sufficient to prevent them from competing with us.

Moreover, our ability to protect and enforce our intellectual property rights may be adversely affected by unforeseen changes in foreign intellectual property laws. Additionally, laws of some countries outside of the United States and Europe do not afford intellectual property protection to the same extent as the laws of the United States and Europe. Many companies have encountered significant problems in protecting and defending intellectual property rights in certain foreign jurisdictions. The legal systems of some countries, including India, China and other developing countries, do not favor the enforcement of patents and other intellectual property rights, particularly those relating to biotechnology products, which could make it difficult for us to stop the infringement, misappropriation or other violation of our patents or other intellectual property rights. For example, many foreign countries have compulsory licensing laws under which a patent owner must grant licenses to third parties. Consequently, we may not be able to prevent third parties from practicing our inventions in certain countries outside the United States and Europe. In addition, many countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of such patent. If we are forced to grant a license to third parties with respect to any patents relevant to our business, our competitive position may be impaired, and our business, financial condition, results of operations, and prospects may be adversely affected. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection, if our ability to enforce our patents to stop infringing activities is inadequate. These products may compete with our products, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Proceedings to enforce our patent rights in foreign jurisdictions, whether or not successful, could result in substantial costs and divert our efforts and resources from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly, could put our patent applications at risk of not issuing, and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Furthermore, while we intend to protect our intellectual property rights in major markets for our products, we cannot ensure that we will be able to initiate or maintain similar efforts in all jurisdictions in which we may wish to market our products. Accordingly, our efforts to protect our intellectual property rights in such countries may be inadequate.

If we are sued for infringing, misappropriating or otherwise violating intellectual property rights of third parties, such litigation or disputes could be costly and time consuming and could prevent or delay us from developing or commercializing our drug candidates.

Our commercial success depends, in part, on our ability to develop, manufacture, market and sell our drug candidates without infringing, misappropriating or otherwise violating the intellectual property and other proprietary rights of third parties. If any third party patents or patent applications are found to cover our drug candidates or their methods of use or manufacturing, we may be required to pay damages, which could be substantial, and we would not be free to manufacture or market our drug candidates without obtaining a license, which may not be available on commercially reasonable terms, or at all.

There is a substantial amount of intellectual property litigation in the biotechnology and pharmaceutical industries, and we may become party to, or threatened with, litigation or other adversarial proceedings regarding intellectual property rights with respect to our drug candidates, including interference proceedings before the USPTO. Third parties may assert infringement, misappropriation or other claims against us based on existing or future intellectual property rights. The outcome of intellectual property litigation and other disputes is subject to uncertainties that cannot be adequately quantified in advance. The pharmaceutical and biotechnology industries have produced a significant number of patents, and it may not always be clear to industry participants, including us, which patents cover various types of products or methods of using or manufacturing products. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform. If we were sued for patent infringement, we would need to demonstrate that our drug candidates, products or methods of use, manufacturing or other applicable activities either do not infringe the patent claims of the relevant patent or that the patent claims are invalid or unenforceable, and we may not be successful in doing so. Proving invalidity is difficult. For example, in the United States, proving invalidity requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents. Even if we believe third-party intellectual property claims are without merit, there is no assurance that a court would find in our favor on questions of infringement, validity, or enforceability. Even if we are successful in these proceedings, we may incur substantial costs and the time and attention of our management and scientific personnel could be diverted in pursuing these proceedings, which could significantly harm our business and operating results. In addition, we may not have sufficient resources to bring these actions to a successful conclusion.

If we are found to infringe, misappropriate or otherwise violate a third party’s intellectual property rights and we are unsuccessful in demonstrating that such intellectual property rights are invalid or unenforceable, we could be forced, including by court order, to cease developing, manufacturing or commercializing the infringing drug candidate or product. Alternatively, we may be required to obtain a license from such third party in order to use the infringing technology and continue developing, manufacturing or marketing the infringing drug candidate. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing our drug candidates or force us to cease some of our business operations, which could materially harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business, financial condition, results of operations and prospects.

We may be subject to claims by third parties asserting that our employees or consultants or we have misappropriated their intellectual property, or claiming ownership of what we regard as our own intellectual property.

Some of our employees and consultants are currently or have been previously employed at universities or at other biotechnology or pharmaceutical companies, including our competitors or potential competitors. These employees and consultants may have executed proprietary rights, non-disclosure and non-competition agreements, or similar agreements, in connection with such other current or previous employment. Although we try to ensure that our employees and consultants do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or these individuals have used or disclosed intellectual property, including trade secrets or other proprietary information, of third parties. Litigation may be necessary to defend against such claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel or sustain damages. Such intellectual property rights could be awarded to a third party, and we could be required to obtain a license from such third party to commercialize our technology or products. Such a license may not be available on commercially reasonable terms or at all. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to our management. Any of the foregoing would have a material adverse effect on our business, financial condition, results of operations and prospects.

In addition, while we typically require our employees, consultants and contractors who may be involved in the development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who in fact develops intellectual property that we regard as our own. In addition such agreements may not be self-executing such that the intellectual property subject to such agreements may not be assigned to us without additional assignments being executed, and we may fail to obtain such assignments. In addition, such agreements may be breached. Accordingly, we may be forced to bring claims against third parties, or defend claims that they may bring against us related to the ownership of such intellectual property. If we fail in prosecuting or defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights. Even if we are successful in prosecuting or defending against such claims, litigation could result in substantial costs and be a distraction to our senior management and scientific personnel, which would have a material adverse effect on our business, financial condition, results of operations and prospects.

The term of our patents may be inadequate to protect our competitive position on our products.

Given the amount of time required for the development, testing and regulatory review of new drug candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. Depending upon the timing, duration and other factors relating to any FDA marketing approval we receive for any of our drug candidates, one or more of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Action of 1984, or Hatch-Waxman Amendments. We expect to seek extensions of patent terms in the United States and, if available, in other countries where we are prosecuting patents. In the United States, the Hatch-Waxman Amendments permit a patent term extension of up to five years beyond the normal expiration of the patent as compensation for patent term lost during the regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended, and the application for the extension must be submitted prior to the expiration of the patent. However, the applicable authorities, including the FDA and the USPTO in the United States, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available for our patents, may refuse to grant extensions to our patents, or may grant more limited extensions than we request. We may not be granted an extension because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents, or otherwise failing to satisfy applicable requirements. If we are unable to obtain patent term extension or the term of any such extension is less than we request, our competitors and other third parties may be able to obtain approval of competing products following our patent expiration and take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case. Any of the foregoing would have a material adverse effect on our business, financial condition, results of operations and prospects.

Obtaining and maintaining our patent protection depends on compliance with various procedural, documentary, fee payment and other requirements imposed by governmental patent offices, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

Periodic maintenance fees on any issued patent are due to be paid to the USPTO and patent offices in foreign countries in several stages over the lifetime of the patent. The USPTO and patent offices in foreign countries require compliance with a number of procedural, documentary, fee payment and other requirements during the patent application process. In certain circumstances, we rely on our licensing partners to pay these fees due to U.S. and non-U.S. patent agencies and to comply with these other requirements with respect to our licensed patents and patent applications. While an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of a patent or patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. In such an event, our competitors and other third parties might be able to enter the market with similar or identical products of technology, which would have a material adverse effect on our business, financial condition, results of operations and prospects.

If we are unable to protect the confidentiality of our trade secrets, the value of our technology could be materially adversely affected and our business would be harmed.

While we have obtained composition of matter patents with respect to certain of our drug candidates, we also rely on proprietary know-how and trade secret protection and confidentiality agreements to protect proprietary know-how or trade secrets that are not patentable or that we elect not to patent. For example, we have elected to not patent our proprietary kinase switch control inhibitor platform and therefore rely on protecting the proprietary aspects of our platform as a trade secret. We seek to protect our trade secrets and proprietary know-how in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, consultants, independent contractors, advisors, contract manufacturers, suppliers, collaborators and other third parties. We also enter into confidentiality and invention or patent assignment agreements with employees and certain consultants. However, we cannot guarantee that we have entered into such agreements with each party that may have or have had access to our trade secrets or proprietary know-how. Additionally, our confidentiality agreements and other contractual protections may not be adequate to protect our intellectual property from unauthorized disclosure, third-party infringement or misappropriation. Any party with whom we have executed such an agreement may breach that agreement and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, if any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent such third party, or those to whom they communicate such technology or information, from using that technology or information to compete with us. If any of our trade secrets, including with respect to our proprietary kinase switch control inhibitor platform, were to be disclosed to or independently developed by a competitor or other third party, our business, financial condition, results of operations and prospects our business and competitive position could be materially harmed.

If we fail to comply with our obligations under any license, collaboration or other agreement, we may be required to pay damages and could lose intellectual property rights that are necessary for developing and protecting our drug candidates.

We rely, in part, on license, collaboration and other agreements. We may need to obtain additional licenses from others to advance our research or allow commercialization of our drug candidates and it is possible that we may be unable to obtain additional licenses at a reasonable cost or on reasonable terms, if at all. The licensing or acquisition of third party intellectual property rights is a competitive area, and several more established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive. These established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to use. We also may be unable to license or acquire third party intellectual property rights on terms that would allow us to make an appropriate return on our investment.

In addition, our present and future licenses, collaborations and other intellectual property related agreements, are likely to impose various development, commercialization, funding, milestone, royalty, diligence, sublicensing, insurance, patent prosecution and enforcement or other obligations on us. If we breach any of these obligations, or use the intellectual property licensed to us in an unauthorized manner, we may be required to pay damages and our licensors may have the right to terminate the license. If our license or other intellectual property related agreements are terminated, we may be required to cease developing and commercializing drug candidates that are covered by the licensed intellectual property. Disputes may arise regarding intellectual property subject to a licensing, collaboration or other agreement, including:

•	the scope of rights granted under the agreement and other interpretation related issues;

•	the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the agreement;

•	the sublicensing of patent and other rights under our collaborative development relationships;

•	our diligence obligations under the agreement and what activities satisfy those diligence obligations;

•	the inventorship and ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our collaborators; and

•	the priority of invention of patented technology.

In addition, the agreements under which we license intellectual property or technology to or from third parties are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations and prospects. Moreover, if disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on commercially acceptable terms, we may be unable to successfully develop and commercialize the affected drug candidates.

In some circumstances, we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering the technology that we license from third parties. Therefore, we cannot be certain that these patents and applications will be prosecuted, maintained and enforced in a manner consistent with the best interests of our business. If our licensors fail to obtain or maintain such intellectual property, or lose rights to such intellectual property, the rights we have licensed and our exclusivity may be reduced or eliminated and our right to develop and commercialize any of our products that are subject to such licensed rights could be adversely affected.

Moreover, our rights to our in-licensed patents and patent applications may depend, in part, on inter-institutional or other operating agreements between the joint owners of such in-licensed patents and patent applications. If one or more of such joint owners breaches such inter-institutional or operating agreements, our rights to such in-licensed patents and patent applications may be adversely affected. In addition, while we cannot currently determine the amount of the royalty obligations we would be required to pay on sales of future products, if any, the amounts may be significant. The amount of our future royalty obligations will depend on the technology and intellectual property we use in products that we successfully develop and commercialize, if any. Therefore, even if we successfully develop and commercialize products, we may be unable to achieve or maintain profitability. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations and prospects.

If we are unable to successfully obtain rights to required third party intellectual property rights or maintain the existing intellectual property rights we have, we may have to abandon development of the relevant program or drug candidate and our business, financial condition, results of operations and prospects could suffer.

Intellectual property rights do not necessarily address all potential threats.

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain our competitive advantage. For example:

•	others may be able to make products similar to any drug candidates we may develop or utilize similarly related technologies that are not covered by the claims of the patents that we license or may own in the future;

•	we, or our license partners or current or future collaborators, might not have been the first to make the inventions covered by the issued patent or pending patent application that we license or may own in the future;

•	we, or our license partners or current or future collaborators, might not have been the first to file patent applications covering certain of our or their inventions;

•	others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing, misappropriating or otherwise violating any of our owned or licensed intellectual property rights;

•	it is possible that our pending licensed patent applications or those that we may own in the future will not lead to issued patents;

•	issued patents that we hold rights to may be held invalid or unenforceable, including as a result of legal challenges by our competitors or other third parties;

•	our competitors or other third parties might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;

•	we may not develop additional proprietary technologies that are patentable;

•	the patents of others may harm our business; and

•	we may choose not to file a patent in order to maintain certain trade secrets or know how, and a third party may subsequently file a patent covering such intellectual property.

Should any of these events occur, they could have a material adverse effect on our business, financial condition, results of operations and prospects.

Risks Related to Regulatory Approval and Marketing of Our Drug Candidates and Other Legal Compliance Matters

We have not received approval to market any of our drug candidates from regulatory authorities in any jurisdiction. Even if we complete the necessary clinical trials, the marketing approval process is expensive, time-consuming and uncertain and may prevent us from obtaining approvals for the commercialization of some or all of our drug candidates. If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals, we will not be able to commercialize our drug candidates, and our ability to generate revenue will be materially impaired.

Our drug candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by the EMA and similar regulatory authorities outside the United States. Failure to obtain marketing approval for a drug candidate will prevent us from commercializing the drug candidate. Our drug candidates are in the early stages of development and are subject to the risks of failure inherent in drug development. We have not received approval to market any of our drug candidates from regulatory authorities in any jurisdiction. We have only limited experience in conducting and managing the clinical trials, and in submitting and supporting the applications necessary to seek marketing approvals and expect to rely on third-party CROs to assist us in this process. Securing marketing approval requires the submission of extensive nonclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the drug candidate’s safety and efficacy. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. Our drug candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use.

The process of obtaining marketing approvals, both in the United States and abroad, is expensive, may take many years if additional clinical trials are required, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the drug candidates involved. For example, we plan to initiate two pivotal Phase 3 trials for DCC-2618, one in fourth-line GIST and another in second-line GIST; however, the FDA may require us to conduct a clinical trial in third-line GIST before we may conduct one in second-line GIST. In addition, while we plan to conduct only one pivotal Phase 3 trial for each indication of fourth-line GIST and second-line GIST, for a single randomized trial to support an NDA, the trial must be well-designed, well-conducted, with a favorable risk/benefit ratio, and provide statistically persuasive efficacy findings so compelling that a second trial would be unethical or practically impossible to repeat. Further, changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional nonclinical, clinical or other studies. In addition, varying interpretations of the data obtained from nonclinical and clinical testing could delay, limit or prevent marketing approval of a drug candidate. Any marketing approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable. If we experience delays in obtaining approval or if we fail to obtain approval of our drug candidates, the commercial prospects for our drug candidates may be harmed and our ability to generate revenues will be materially impaired.

We may not be able to obtain orphan drug exclusivity for our drug candidates.

Regulatory authorities in some jurisdictions, including the United States and Europe, may in response to a request from the sponsor designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States. For example, we have received orphan drug designation for DCC-2618 for the treatment of GIST and GBM in the United States.

Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the approval of another marketing application for the same drug for the same indication for that time period. The applicable period is seven years in the United States and ten years in Europe. Orphan drug exclusivity may be lost if the FDA or EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. In addition, the FDA can subsequently approve the same drug for treatment of the same disease or condition if it concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. The FDA also can approve a different drug for the same orphan indication, or the same drug for a different indication, during the orphan exclusivity period.

Even if we obtain orphan drug exclusivity for a product’s use in a specific indication, that exclusivity may not effectively protect the product from competition.

A fast track designation by the FDA may not actually lead to a faster development or regulatory review or approval process.

We intend to seek fast track designation for some of our drug candidates. If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for FDA fast track designation. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular drug candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Even if we do receive fast track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may rescind fast track designation if the drug candidate no longer meets the qualifying criteria for fast track designation, such as if the drug: (1) no longer demonstrates a potential to address unmet medical need or (2) is not being studied in a manner that shows the drug can treat a serious condition and meets an unmet medical need. A drug candidate may no longer demonstrate a potential to address unmet medical need if a new product was approved under a traditional approval that addressed the same need or if emerging clinical data failed to show that the fast track designated drug candidate had the anticipated advantage over available therapy.

A breakthrough therapy designation by the FDA for our drug candidates may not lead to a faster development or regulatory review or approval process, and it does not increase the likelihood that our drug candidates will obtain marketing approval.

We may seek a breakthrough therapy designation for some of our drug candidates. A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For drugs and biologics that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Drugs designated as breakthrough therapies by the FDA are also eligible for accelerated approval.

Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if we believe one of our drug candidates meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of a breakthrough therapy designation for a drug candidate may not result in a faster development process, review or approval compared to drugs considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our drug candidates qualify as breakthrough therapies, the FDA may later decide that the products no longer meet the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.

Our failure to obtain marketing approval in foreign jurisdictions would prevent our drug candidates from being marketed abroad, and any approval we are granted for our drug candidates in the United States would not assure approval of drug candidates in foreign jurisdictions.

In order to market and sell our products in the European Union and many other jurisdictions, we must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be approved for sale in that country. We may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our products in any market.

Even if we obtain marketing approval for our drug candidates, the terms of approvals and ongoing regulation of our products may limit how we manufacture and market our products and compliance with such requirements may involve substantial resources, which could materially impair our ability to generate revenue.

Even if marketing approval of a drug candidate is granted, an approved product and its manufacturer and marketer are subject to ongoing review and extensive regulation, which may include the requirement to implement a risk evaluation and mitigation strategy or to conduct costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of the product. We must also comply with requirements concerning advertising and promotion for any of our drug candidates for which we obtain marketing approval. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved labeling. Thus, we will not be able to promote any products we develop for indications or uses for which they are not approved. In addition, manufacturers of approved products and those manufacturers’ facilities are required to ensure that quality control and manufacturing procedures conform to cGMPs, which include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation and reporting requirements. We and our contract manufacturers could be subject to periodic unannounced inspections by the FDA to monitor and ensure compliance with cGMPs.

Accordingly, assuming we obtain marketing approval for one or more of our drug candidates, we and our contract manufacturers will continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production, product surveillance and quality control. If we are not able to comply with post-approval regulatory requirements, we could have the marketing approvals for our products withdrawn by regulatory authorities and our ability to market any future products could be limited, which could adversely affect our ability to achieve or sustain profitability. As a result, the cost of compliance with post-approval regulations may have a negative effect on our operating results and financial condition.

Any drug candidate for which we obtain marketing approval will be subject to ongoing enforcement of post-marketing requirements and we could be subject to substantial penalties, including withdrawal of our product from the market, if we fail to comply with all regulatory requirements or if we experience unanticipated problems with our products, when and if any of them are approved.

Any drug candidate for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, advertising and promotional activities for such product, will be subject to continual requirements of and review by the FDA and other regulatory authorities. These requirements include, but are not limited to, restrictions governing promotion of an approved product, submissions of safety and other post-marketing information and reports, registration and listing requirements, cGMP requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, and requirements regarding drug distribution and the distribution of samples to physicians and recordkeeping.

The FDA and other federal and state agencies, including the Department of Justice, closely regulate compliance with all requirements governing prescription drug products, including requirements pertaining to marketing and promotion of drugs in accordance with the provisions of the approved labeling and manufacturing of products in accordance with cGMP requirements. Violations of such requirements may lead to investigations alleging violations of the Food, Drug, and Cosmetic Act, or the FDCA, and other statutes, including the False Claims Act and other federal and state healthcare fraud and abuse laws as well as state consumer protection laws. Our failure to comply with all regulatory requirements, and later discovery of previously unknown adverse events or other problems with our products, manufacturers or manufacturing processes, may yield various results, including:

•	litigation involving patients taking our products;

•	restrictions on such products, manufacturers or manufacturing processes;

•	restrictions on the labeling or marketing of a product;

•	restrictions on product distribution or use;

•	requirements to conduct post-marketing studies or clinical trials;

•	warning or untitled letters;

•	withdrawal of the products from the market;

•	refusal to approve pending applications or supplements to approved applications that we submit;

•	recall of products;

•	fines, restitution or disgorgement of profits or revenues;

•	suspension or withdrawal of marketing approvals;

•	damage to relationships with any potential collaborators;

•	unfavorable press coverage and damage to our reputation;

•	refusal to permit the import or export of our products;

•	product seizure; or

•	injunctions or the imposition of civil or criminal penalties.

Non-compliance by us or any future collaborator with regulatory requirements, including safety monitoring or pharmacovigilance, and with requirements related to the development of products for the pediatric population can also result in significant financial penalties. Similarly, failure to comply with applicable regulatory requirements regarding the protection of personal information can also lead to significant penalties and sanctions.

Our relationships with customers and third-party payors will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of any drug candidates for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute any products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations, include the following:

•	the federal Anti-Kickback Statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid;

•	the federal False Claims laws impose criminal and civil penalties, including civil whistleblower or qui tam actions, against individuals or entities for, among other things, knowingly presenting, or causing to be presented false or fraudulent claims for payment by a federal government program, or making a false statement or record material to payment of a false claim or avoiding, decreasing or concealing an obligation to pay money to the federal government;

•	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program and also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•	the federal false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;

•	the federal transparency requirements under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA, requires manufacturers of drugs, devices, biologics and medical supplies to report to the Department of Health and Human Services information related to physician payments and other transfers of value and physician ownership and investment interests; and

•	analogous state laws and regulations such as state anti-kickback and false claims laws and analogous non-U.S. fraud and abuse laws and regulations, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers.

Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance regulations promulgated by the federal government and may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures. State and non-U.S. laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, exclusion of products from government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations. If any of the physicians or other healthcare providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs, which could have a material adverse effect on our business, results of operations, financial condition and prospects.

Recently enacted and future legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our drug candidates and decrease the prices we may obtain.

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of our drug candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any drug candidates for which we obtain marketing approval.

In the United States, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or the MMA, changed the way Medicare covers and pays for pharmaceutical products. The legislation expanded Medicare coverage for drug purchases by the elderly and introduced a new reimbursement methodology based on average sales prices for physician-administered drugs. In addition, this legislation provided authority for limiting the number of drugs that will be covered in any therapeutic class. Cost reduction initiatives and other provisions of this legislation could decrease the coverage and price that we receive for any approved products. While the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates. Therefore, any reduction in reimbursement that results from the MMA may result in a similar reduction in payments from private payors.

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA, a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms.

Among the provisions of the ACA of importance to our potential drug candidates are the following:

•	an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic products;

•	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program;

•	expansion of healthcare fraud and abuse laws, including the False Claims Act and the Anti-Kickback Statute, new government investigative powers, and enhanced penalties for noncompliance;

•	extension of manufacturers’ Medicaid rebate liability;

•	expansion of eligibility criteria for Medicaid programs;

•	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;

•	requirements to report financial arrangements with physicians and teaching hospitals;

•	a requirement to annually report drug samples that manufacturers and distributors provide to physicians; and

•	a Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

Some of the provisions of the ACA have yet to be fully implemented, while certain provisions have been subject to judicial and Congressional challenges. In January 2017, Congress voted to adopt a budget resolution for fiscal year 2017, that while not a law, is widely viewed as the first step toward the passage of legislation that would repeal certain aspects of the ACA. In May 2017, the House of Representatives passed legislation to repeal and replace parts of the ACA. Further, on January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. The full impact of the ACA, any law repealing and/or replacing elements of it, and the political uncertainty surrounding any repeal or replacement legislation on our business remains unclear.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding.

We expect that the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products.

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our drug candidates, if any, may be. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

Governments outside of the United States tend to impose strict price controls, which may adversely affect our revenues, if any.

In some countries, particularly the countries of the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our drug candidate to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be harmed. In addition, the recent United Kingdom referendum on its membership in the European Union resulted in a majority of United Kingdom voters voting to exit the European Union, often referred to as Brexit. Brexit could lead to legal uncertainty and potentially divergent national laws and regulations, including those related to the pricing of prescription pharmaceuticals, as the United Kingdom determines which EU laws to replicate or replace. If the United Kingdom were to significantly alter its regulations affecting the pricing of prescription pharmaceuticals, we could face significant new costs. As a result, Brexit could impair our ability to transact business in the European Union and the United Kingdom.

Laws and regulations governing any international operations we may have in the future may preclude us from developing, manufacturing and selling certain drug candidates and products outside of the United States and require us to develop and implement costly compliance programs.

If we expand our operations outside of the United States, we must dedicate additional resources to comply with numerous laws and regulations in each jurisdiction in which we plan to operate. The Foreign Corrupt Practices Act, or FCPA, prohibits any U.S. individual or business from paying, offering, authorizing payment or offering anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of such third party in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with certain accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the company, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations.

Compliance with the FCPA is expensive and difficult, particularly in countries in which corruption is a recognized problem. In addition, the FCPA presents particular challenges in the pharmaceutical industry, because, in many countries, hospitals are operated by the government, and doctors and other hospital employees are considered foreign officials. Certain payments to hospitals in connection with clinical trials and other work have been deemed to be improper payments to government officials and have led to FCPA enforcement actions.

Various laws, regulations and executive orders also restrict the use and dissemination outside of the United States, or the sharing with certain non-U.S. nationals, of information classified for national security purposes, as well as certain products and technical data relating to those products. If we expand our presence outside of the United States, it will require us to dedicate additional resources to comply with these laws, and these laws may preclude us from developing, manufacturing or selling certain drug candidates and products outside of the United States, which could limit our growth potential and increase our development costs.

The failure to comply with laws governing international business practices may result in substantial civil and criminal penalties and suspension or debarment from government contracting. The Securities and Exchange Commission also may suspend or bar issuers from trading securities on U.S. exchanges for violations of the FCPA’s accounting provisions.

If we fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could harm our business.

We are subject to numerous foreign, federal, state and local environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. Our operations involve the use of hazardous and flammable materials, including chemicals and biological materials. Our operations also produce hazardous waste products. We generally contract with third parties for the disposal of these materials and wastes. We cannot eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from our use of hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources, including any available insurance.

In addition, our leasing and operation of real property may subject us to liability pursuant to certain of these laws or regulations. Under existing U.S. environmental laws and regulations, current or previous owners or operators of real property and entities that disposed or arranged for the disposal of hazardous substances may be held strictly, jointly and severally liable for the cost of investigating or remediating contamination caused by hazardous substance releases, even if they did not know of and were not responsible for the releases.

We could incur significant costs and liabilities which may adversely affect our financial condition and operating results for failure to comply with such laws and regulations, including, among other things, civil or criminal fines and penalties, property damage and personal injury claims, costs associated with upgrades to our facilities or changes to our operating procedures, or injunctions limiting or altering our operations.

Although we maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of hazardous materials, this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us in connection with our storage or disposal of biological, hazardous or radioactive materials.

In addition, we may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations. These current or future laws and regulations, which are becoming increasingly more stringent, may impair our research, development or production efforts. Our failure to comply with these laws and regulations also may result in substantial fines, penalties or other sanctions.

Risks Related to Employee Matters and Managing Growth

Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.

We are highly dependent on the research, development and management expertise of Michael D. Taylor, Ph.D., our President and Chief Executive Officer, and the research expertise on kinase switch control inhibition of Daniel L. Flynn, Ph.D., our founder and Chief Scientific Officer, as well as the other principal members of our management, scientific and clinical team. Although we have entered into employment agreements with our executive officers, each of them may terminate their employment with us at any time. We maintain “key person” insurance for Dr. Flynn, but not for any of our other executives or employees.

Recruiting and retaining qualified scientific, clinical, manufacturing and sales and marketing personnel will also be critical to our success. The loss of the services of our executive officers or other key employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain marketing approval of and commercialize products. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.

We expect to expand our development and regulatory capabilities and potentially implement sales, marketing and distribution capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, manufacturing, regulatory affairs and, if any of our drug candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth and with developing sales, marketing and distribution infrastructure, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay or prevent the execution of our business plans or disrupt our operations.

We rely significantly on information technology and any failure, inadequacy, interruption or security lapse of that technology, including any cyber security incidents, could harm our ability to operate our business effectively.

Despite the implementation of security measures, our internal computer systems and those of third parties with which we contract are vulnerable to damage from cyber-attacks, computer viruses, worms and other destructive or disruptive software, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. System failures, accidents or security breaches could cause interruptions in our operations, and could result in a material disruption of our clinical and commercialization activities and business operations, in addition to possibly requiring substantial expenditures of resources to remedy. The loss of clinical trial data could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and our product research, development and commercialization efforts could be delayed. In addition, we may not have adequate insurance coverage to provide compensation for any losses associated with such events.

We could be subject to risks caused by misappropriation, misuse, leakage, falsification or intentional or accidental release or loss of information maintained in the information systems and networks of our company, including personal information of our employees. In addition, outside parties may attempt to penetrate our systems or those of our vendors or fraudulently induce our employees or employees of our vendors to disclose sensitive information in order to gain access to our data. Like other companies, we have on occasion, and will continue to experience, threats to our data and systems, including malicious codes and viruses, and other cyber-attacks. The number and complexity of these threats continue to increase over time. If a material breach of our security or that of our vendors occurs, the market perception of the effectiveness of our security measures could be harmed, we could lose business and our reputation and credibility could be damaged. We could be required to expend significant amounts of money and other resources to repair or replace information systems or networks. Although we develop and maintain systems and controls designed to prevent these events from occurring, and we have a process to identify and mitigate threats, the development and maintenance of these systems, controls and processes is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. Moreover, despite our efforts, the possibility of these events occurring cannot be eliminated entirely.

We or the third parties upon whom we depend may be adversely affected by natural disasters and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

Natural disasters could severely disrupt our operations, and have a material adverse effect on our business, results of operations, financial condition and prospects. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as the manufacturing facilities of our third party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which, could have a material adverse effect on our business.

We may engage in strategic transactions that could impact our liquidity, increase our expenses and present significant distractions to our management.

From time to time, we may consider strategic transactions, such as acquisitions of companies, businesses or assets and out-licensing or in-licensing of products, drug candidates or technologies. Additional potential transactions that we may consider include a variety of different business arrangements, including spin-offs, strategic partnerships, joint ventures, restructurings, divestitures, business combinations and investments. Any such transaction may require us to incur non-recurring or other charges, may increase our near term or long term expenditures and may pose significant integration challenges or disrupt our management or business, which could adversely affect our operations and financial results. For example, these transactions may entail numerous operational and financial risks, including:

•	exposure to unknown liabilities;

•	disruption of our business and diversion of our management’s time and attention in order to develop acquired products, drug candidates or technologies;

•	incurrence of substantial debt or dilutive issuances of equity securities to pay for acquisitions;

•	higher than expected acquisition and integration costs;

•	write-downs of assets or goodwill or impairment charges;

•	increased amortization expenses;

•	difficulty and cost in combining the operations, systems and personnel of any acquired businesses with our operations, systems and personnel;

•	impairment of relationships with key suppliers or customers of any acquired businesses due to changes in management and ownership; and

•	inability to retain key employees of any acquired businesses.

Risks Related to Our Common Stock

Our executive officers, directors and principal stockholders, if they choose to act together, will continue to have the ability to control or significantly influence all matters submitted to stockholders for approval.

As of October 31, 2017, our executive officers and directors, combined with our stockholders who own more than 5% of our outstanding capital stock, beneficially own shares, in the aggregate, representing approximately 78% of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

•	delay, defer or prevent a change in control;

•	entrench our management and the board of directors; or

•	impede a merger, consolidation, takeover or other business combination involving us that other stockholders may desire.

Provisions in our corporate charter documents, under Delaware law and in certain of our contractual agreements could make an acquisition of our company, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.

Provisions in our amended and restated certificate of incorporation and our amended and restated bylaws may discourage, delay or prevent a merger, acquisition or other change in control of our company that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, these provisions:

•	establish a classified board of directors such that only one of three classes of directors is elected each year;

•	allow the authorized number of our directors to be changed only by resolution of our board of directors;

•	limit the manner in which stockholders can remove directors from our board of directors;

•	establish advance notice requirements for stockholder proposals that can be acted on at stockholder meetings and nominations to our board of directors;

•	require that stockholder actions must be effected at a duly called stockholder meeting and prohibit actions by our stockholders by written consent;

•	limit who may call stockholder meetings;

•	authorize our board of directors to issue preferred stock without stockholder approval, which could be used to institute a “poison pill” that would work to dilute the stock ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by our board of directors; and

•	require the approval of the holders of at least 75% of the votes that all our stockholders would be entitled to cast to amend or repeal specified provisions of our charter or bylaws.

Moreover, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which prohibits a person who owns in excess of 15% of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner.

We are also party to a loan agreement and a security agreement that includes covenants such as limitations on our ability to engage in certain fundamental business transactions, such as mergers or acquisitions of other businesses.

Our amended and restated bylaws designate the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our amended and restated bylaws provide that, unless we consent in writing to an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers and employees to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws, or (iv) any action asserting a claim that is governed by the internal affairs doctrine, in each case subject to the Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein. Any person purchasing or otherwise acquiring any interest in any shares of our capital stock shall be deemed to have notice of and to have consented to this provision of our amended and restated bylaws. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or employees, which may discourage such lawsuits against us and our directors, officers and employees even though an action, if successful, might benefit our stockholders. Stockholders who do bring a claim in the Court of Chancery could face additional litigation costs in pursuing any such claim, particularly if they do not reside in or near the State of Delaware. The Court of Chancery may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments or results may be more favorable to us than to our stockholders. Alternatively, if a court were to find this provision of our amended and restated bylaws inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs, which could have a material adverse effect on our business, financial condition or results of operations.

An active trading market for our common stock may not be sustained.

Our shares of common stock began trading on The NASDAQ Global Select Market on September 28, 2017. Given the limited trading history of our common stock, there is a risk that an active trading market for our shares will not be sustained, which could put downward pressure on the market price of our common stock and thereby affect the ability of our stockholders to sell their shares.

The price of our common stock may be volatile and fluctuate substantially, which could result in substantial losses for purchasers of our common stock.

Our stock price is likely to be volatile. The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. Since our common stock began trading on The NASDAQ Global Select Market on September 28, 2017, our stock has traded at prices as low as $16.11 per share and as high as $24.50 per share through October 31, 2017. The market price for our common stock may be influenced by many factors, including:

•	the degree of success of competitive products or technologies;

•	results of clinical trials and preclinical studies, of our drug candidates or those of our competitors;

•	regulatory or legal developments in the United States and other countries;

•	receipt of, or failure to obtain, regulatory approvals;

•	developments or disputes concerning patent applications, issued patents or other proprietary rights;

•	the recruitment or departure of key personnel;

•	the level of expenses related to any of our drug candidates or clinical development programs;

•	the results of our efforts to discover, develop, acquire or in-license additional technologies or drug candidates;

•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	rumors or announcements regarding transactions involving our company or drug candidates;

•	changes in the structure of healthcare payment systems;

•	market conditions in the pharmaceutical and biotechnology sectors;

•	general economic, industry and market conditions; and

•	the other factors described in this “Risk Factors” section.

We could be subject to securities class action litigation.

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because pharmaceutical companies have experienced significant stock price volatility in recent years. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.

We are an “emerging growth company,” and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and may remain an emerging growth company for up to five years. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

•	being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure;

•	not being required to comply with the auditor attestation requirements in the assessment of our internal control over financial reporting;

•	not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding a supplement to the auditor’s report providing additional information about the audit and the financial statements;

•	reduced disclosure obligations regarding executive compensation; and

•	exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

We have taken advantage of some, but not all, of the available exemptions. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of these accounting standards until they would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this exemption and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

We will incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives and corporate governance practices.

As a public company, and particularly after we are no longer an emerging growth company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The NASDAQ Global Select Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, which in turn could make it more difficult for us to attract and retain qualified members of our board of directors.

We are evaluating these rules and regulations, and cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, we are required to furnish a report by our management on our internal control over financial reporting. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

Because we do not anticipate paying any cash dividends on our capital stock in the foreseeable future, capital appreciation, if any, will be your sole source of gain.

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. In addition, the terms of any future debt agreements we may enter into may preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

During the period between July 1, 2017 and September 30, 2017, we issued to certain of our employees and directors, options to purchase an aggregate of 529,687 shares of our common stock at a weighted-average exercise price of $16.70 per share. We deemed these issuances to be exempt from registration under the Securities Act either in reliance on Rule 701 of the Securities Act as sales and offers under compensatory benefit plans and contracts relating to compensation in compliance with Rule 701, or in reliance on Section 4(a)(2), as transactions by an issuer not involving a public offering. All recipients either received adequate information about our company or had access, through employment or other relationships, to such information. No underwriters were involved in the foregoing issuances of securities.

On October 2, 2017, immediately prior to the closing of our initial public offering, we issued to direct and indirect equity holders of Deciphera Pharmaceuticals, LLC an aggregate of 24,425,190 shares of our common stock in exchange for, directly and indirectly, all of the outstanding preferred shares of Deciphera Pharmaceuticals, LLC (the “Exchange”). The Exchange was part of a series of transactions pursuant to which Deciphera Pharmaceuticals, LLC became our wholly owned subsidiary. We deemed the Exchange to be exempt from registration under the Securities Act, in accordance with Section 4(a)(2) of the Securities Act.

Use of Proceeds from Initial Public Offering

On October 2, 2017, we completed the initial public offering of our common stock pursuant to which we issued and sold 7,500,000 shares of our common stock at a price to the public of $17.00 per share. In addition, on October 4, 2017, we issued and sold an additional 666,496 shares of common stock at the initial public offering price of $17.00 per share as a result of the partial exercise by the underwriters of their option to purchase additional shares of common stock.

The offer and sale of all of the shares in our initial public offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-220299), which was declared effective by the SEC on September 27, 2017, and a registration statement on Form S-1MEF (File No. 333-220681), which was automatically effective upon filing with the SEC on September 27, 2017. Following the sale of the shares in connection with the closing of our initial public offering, the offering terminated. J.P. Morgan Securities LLC and Piper Jaffray & Co. acted as joint book-running managers, JMP Securities LLC as lead manager and Nomura Securities International, Inc. as co-manager of our initial public offering.

We received aggregate gross proceeds from our initial public offering of approximately $138.8 million, or aggregate net proceeds of approximately $129.1 million after deducting underwriting discounts and commissions. None of the underwriting discounts and commissions or offering expenses were incurred or paid to directors or officers of ours or their associates or to persons owning 10 percent or more of our common stock or to any of our affiliates.

We have not used any of the net proceeds from the offering to make payments, directly or indirectly, to any director or officer of ours, or any of their associates, to any person owning 10 percent or more of our common stock or to any affiliate of ours. We have invested the net proceeds from the offering in money market accounts. There has been no material change in our planned use of the net proceeds from the offering as described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on September 28, 2017.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description

2.1*	Reorganization Agreement and Plan of Merger by and among the Registrant, Deciphera Pharmaceuticals, LLC and the other parties named therein, dated October 2, 2017. (1)

3.1	Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 5, 2017).

3.2	Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on October 5, 2017).

4.1*	Registration Rights Agreement by and among the Registrant and certain of its stockholders, dated October 2, 2017.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101INS	XBRL Instance Document.

101SCH	XBRL Taxonomy Extension Schema Document.

101CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed herewith.
#	This certification will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent specifically incorporated by reference into such filing.
(1)	Schedules and exhibits have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon its request; provided, however, that the Registrant may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any schedule or exhibit so furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DECIPHERA PHARMACEUTICALS, INC.

Date: November 14, 2017	By:	/s/ Thomas P. Kelly
Thomas P. Kelly
Chief Financial Officer (Principal Financial and Accounting Officer)