Form 10-Q
period 2018-03-31
Deciphera Pharmaceuticals, Inc.
filed 2018-05-08
CIK 1654151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of April 30, 2018 there were 32,594,128 shares of Common Stock, $0.01 par value per share, outstanding.

Deciphera Pharmaceuticals, Inc.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements, which reflect our current views with respect to, among other things, our operations and financial performance. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plan, objectives of management and expected market growth are forward-looking statements. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under “Risk Factors” and include, among other things:

•	the success, cost and timing of our product development activities and clinical trials, including the timing of our second planned Phase 3 trial for DCC-2618 in GIST;

•	our ability to obtain and maintain regulatory approval for DCC-2618 or any of our other current or future drug candidates, and any related restrictions, limitations, and/or warnings in the label of an approved drug candidate;

•	our expectations regarding the size of target patient populations for our drug candidates, if approved for commercial use, and any additional drug candidates we may develop;

•	our ability to obtain funding for our operations;

•	our ability to manufacture sufficient quantities of DCC-2618 to support our planned clinical trials and, if approved, commercialization;

•	the commercialization of our drug candidates, if approved;

•	our plans to research, develop and commercialize our drug candidates;

•	our ability to attract collaborators with development, regulatory and commercialization expertise;

•	our expectations regarding our ability to obtain, maintain, enforce and defend our intellectual property protection for our drug candidates;

•	future agreements with third parties in connection with the commercialization of DCC-2618, or any of our other current or future drug candidates;

•	the size and growth potential of the markets for our drug candidates, and our ability to serve those markets;

•	the rate and degree of market acceptance of our drug candidates, as well as the reimbursement coverage for our drug candidates;

•	regulatory and legal developments in the United States and foreign countries;

•	the performance of our third-party suppliers and manufacturers;

•	the success of competing therapies that are or may become available;

•	our ability to attract and retain key scientific or management personnel;

•	the accuracy of our estimates regarding expenses, future revenues, capital requirements and needs for additional financing;

•	our expectations regarding the period during which we qualify as an emerging growth company under the JOBS Act; and

•	our use of the proceeds from our initial public offering.

These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included elsewhere in this Quarterly Report on Form 10-Q and our prior filings with the SEC. The forward-looking statements contained in this Quarterly Report on Form 10-Q are made as of the date of this Quarterly Report on Form 10-Q, and we undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

Deciphera Pharmaceuticals, Inc.

Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	March 31,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$179,873	$196,754
Prepaid expenses and other current assets	1,241	1,428

Total current assets	181,114	198,182
Property and equipment, net	952	838
Other assets	75	75

Total assets	$182,141	$199,095

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,556	$4,395
Accrued expenses	10,552	9,233
Notes payable to related party	187	187

Total current liabilities	16,295	13,815
Notes payable to related party, net of current portion	1,248	1,294
Other long-term liabilities	8	13

Total liabilities	17,551	15,122

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value per share; 125,000,000 shares authorized; 32,594,128 and 32,591,686 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	326	326
Additional paid-in capital	381,563	379,516
Accumulated deficit	(217,299)	(195,869)

Total stockholders’ equity	164,590	183,973

Total liabilities and stockholders’ equity	$182,141	$199,095

The accompanying notes are an integral part of these consolidated financial statements.

Deciphera Pharmaceuticals, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Revenue	$—	$—

Operating expenses:
Research and development	16,925	5,659
General and administrative	5,026	2,067

Total operating expenses	21,951	7,726

Loss from operations	(21,951)	(7,726)

Other income (expense):
Interest expense	(22)	(25)
Interest and other income, net	543	42

Total other income (expense), net	521	17

Net loss and comprehensive loss	$(21,430)	$(7,709)

Net loss per share—basic and diluted	$(0.66)	$(0.66)

Weighted average common shares outstanding—basic and diluted	32,594,074	11,626,287

The accompanying notes are an integral part of these consolidated financial statements.

Deciphera Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(21,430)	$(7,709)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	2,037	416
Depreciation and amortization expense	56	31
Loss on disposal of property and equipment	—	4
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	187	129
Accounts payable	1,142	(997)
Accrued expenses	1,319	698
Other long-term liabilities	(5)	11

Net cash used in operating activities	(16,694)	(7,417)

Cash flows from investing activities:
Purchases of property and equipment	(151)	(34)

Net cash used in investing activities	(151)	(34)

Cash flows from financing activities:
Repayment of notes payable to related party	(46)	(46)
Payments of initial public offering costs	—	(5)
Proceeds from exercise of stock options	10	—

Net cash used by financing activities	(36)	(51)

Net decrease in cash and cash equivalents	(16,881)	(7,502)
Cash and cash equivalents at beginning of period	196,754	57,461

Cash and cash equivalents at end of period	$179,873	$49,959

Supplemental disclosure of cash flow information:
Cash paid for interest	$22	$25
Supplemental disclosure of non-cash investing activities:
Purchases of property and equipment included in accounts payable	$97	$—
Supplemental disclosure of non-cash financing activities:
Deferred offering costs included in accounts payable or accrued expenses	$—	$250

The accompanying notes are an integral part of these consolidated financial statements.

Deciphera Pharmaceuticals, Inc.

Notes to the Consolidated Financial Statements

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

On October 2, 2017, immediately prior to the completion of its initial public offering (“IPO”), the Company engaged in a series of transactions whereby Deciphera Pharmaceuticals, LLC became a wholly owned subsidiary of Deciphera Pharmaceuticals, Inc., a Delaware corporation. As part of the transactions, shareholders of Deciphera Pharmaceuticals, LLC exchanged their shares of Deciphera Pharmaceuticals, LLC for shares of Deciphera Pharmaceuticals, Inc. on a one-for-5.65 basis and exchanged their outstanding equity incentive awards of Deciphera Pharmaceuticals, LLC for options to purchase the same number of shares of common stock of Deciphera Pharmaceuticals, Inc. multiplied by 5.65, with a corresponding adjustment to divide the exercise price by 5.65, (the “Conversion”).

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

The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. Since inception, the Company has incurred recurring losses including net losses of $21.4 million and $50.3 million for the three months ended March 31, 2018 and the year ended December 31, 2017, respectively. As of March 31, 2018, the Company had an accumulated deficit of $217.3 million. The Company expects to continue to generate operating losses in the foreseeable future. The Company expects that its cash and cash equivalents of $179.9 million as of March 31, 2018 would be sufficient to fund its operating expenses, capital expenditure requirements and debt service payments through at least 12 months from the issuance date of these consolidated financial statements. The future viability of the Company is dependent on its ability to raise additional capital to fund its operations.

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

These consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Deciphera Pharmaceuticals, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, the accrual for research and development expenses, the valuation of common stock prior to the Company’s IPO, and the valuation of stock-based awards. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

Unaudited Interim Financial Information

The consolidated balance sheet at December 31, 2017 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The accompanying unaudited consolidated financial statements as of March 31, 2018 and for the three months ended March 31, 2018 and 2017 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, on file with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s consolidated financial position as of March 31, 2018 and consolidated results of operations for the three months ended March 31, 2018 and 2017 and consolidated cash flows for the three months ended March 31, 2018 and 2017 have been made. The consolidated results of operations for the three months ended March 31, 2018 and 2017 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2018.

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

The Company’s cash equivalents are carried at fair value, determined according to the fair value hierarchy described above (see Note 3). The carrying values of the Company’s accounts payable and accrued expenses approximate their fair values due to the short-term nature of these liabilities. The fair value of the Company’s outstanding notes payable to related party (see Note 6) as of March 31, 2018 and December 31, 2017 approximated $1.2 million. The fair value of the outstanding debt was estimated using a discounted cash flow analysis based on current market interest rates for debt issuances with similar remaining years to maturity, adjusted for credit risk, which represents a Level 3 measurement.

Deciphera Pharmaceuticals, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in members’ deficit that result from transactions and economic events other than those with shareholders. There was no difference between net loss and comprehensive loss for each of the periods presented in the accompanying financial statements.

Net Loss per Share

Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding for the three months ended March 31, 2018. Diluted net income (loss) per share is computed by dividing the diluted net income (loss) by the weighted average number of common shares, including potential dilutive common shares assuming the dilutive effect of outstanding stock options and unvested restricted common stock, as determined using the treasury stock method.

The Company did not have any common shares outstanding during the three months ended March 31, 2017. To determine the weighted average shares outstanding for purpose of calculating net loss per share during those periods, the Company used the weighted average number of Series A convertible preferred shares outstanding because such shares represented the most subordinate share class outstanding during those periods. Share amounts for periods prior to the IPO have been retrospectively adjusted to give effect to the exchange of Series A convertible preferred shares into shares of common stock upon the Conversion (see Note 1).

For periods in which the Company has reported net losses, diluted net loss per common share is the same as basic net loss per common share, since dilutive common shares are not assumed to have been issued if their effect is antidilutive. The Company reported a net loss for the three months ended March 31, 2018 and 2017.

The following potential dilutive securities, presented based on amounts outstanding at the end of each reporting period, have been excluded from the calculation of diluted net loss per share because including them would have had an anti-dilutive impact:

	As of March 31,
	2018	2017
Series B convertible preferred shares (as converted to common shares)	—	8,898,527
Options to purchase common stock	5,374,080	3,243,450

	5,374,080	12,141,977

Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes existing revenue recognition guidance under GAAP. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard defines a five-step process to achieve this principle, and will require companies to use more judgment and make more estimates than under the current guidance. The Company expects that these judgments and estimates will include identifying performance obligations in the customer contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delays the effective date of ASU 2014-09 such that the standard is effective for public entities for annual periods beginning after December 15, 2017 and for interim periods within those fiscal years. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (“ASU 2016-08”), which further clarifies the implementation guidance on principal versus agent considerations in ASU 2014-09. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, clarifying the implementation guidance on identifying performance obligations and licensing. Specifically, the amendments in this update reduce the cost and complexity of identifying promised goods or services and improve the guidance for determining whether promises are separately identifiable. The amendments in this update also provide implementation guidance on determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical

Deciphera Pharmaceuticals, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

Expedients (“ASU 2016-12”), which clarifies the objective of the collectability criterion, presentation of taxes collected from customers, non-cash consideration, contract modifications at transition, completed contracts at transition and how guidance in ASU 2014-09 is retrospectively applied. ASU 2016-08, ASU 2016-10 and ASU 2016-12 have the same effective dates and transition requirements as ASU 2014-09. The adoption of these standards did not have an impact on the Company’s financial position, results of operations or cash flows as the Company does not currently have any revenue-generating arrangements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”), which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The standard is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The adoption of ASU 2017-09 did not have an impact on the Company’s financial position, results of operations or cash flows.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 will require lessees to recognize most leases on their balance sheet as a right-of-use asset and a lease liability. Leases will be classified as either operating or finance, and classification will be based on criteria similar to current lease accounting, but without explicit bright lines. The guidance is effective for annual reporting periods beginning after December 15, 2018 and interim periods within those fiscal years, and early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2016-02 will have on its financial position, results of operations and cash flows.

3. Fair Value of Financial Assets

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	Fair Value Measurements at March 31, 2018 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$—	$175,246	$—	$175,246

Total	$—	$175,246	$—	$175,246

	Fair Value Measurements at December 31, 2017 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$—	$191,950	$—	$191,950

Total	$—	$191,950	$—	$191,950

4. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2018	2017
Accrued external research and development expenses	$8,796	$6,625
Accrued payroll and related expenses	1,087	2,233
Accrued professional fees	652	353
Accrued other	17	22

	$10,552	$9,233

Deciphera Pharmaceuticals, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

5. Income Taxes

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

The Company remeasured certain deferred tax assets and liabilities at December 31, 2017 based on the rates at which they are expected to reverse in the future. The provisional amount related to the re-measurement of the Company’s deferred tax balance was a reduction of $3.1 million. Due to the corresponding valuation allowance fully offsetting deferred taxes, there was no impact to the statement of operations and comprehensive loss for the year ended December 31, 2017.

In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118) which allows the Company to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. Since the Act was passed late in the fourth quarter of 2017, and ongoing guidance and accounting interpretation are expected over the next 12 months, the Company considers the accounting for the effect of the TCJA to be provisional in accordance with SAB 118 at March 31, 2018.

The Company did not provide for any income taxes in the three months ended March 31, 2018. The Company had gross deferred tax assets of $10.8 million at December 31, 2017. The Company has provided a valuation allowance for the full amount of its net deferred tax assets because, at each of March 31, 2018 and December 31, 2017, it was more likely than not that any future benefit from deductible temporary differences and net operating loss and tax credit carryforwards would not be realized.

The Company has not recorded any amounts for unrecognized tax benefits as of March 31, 2018 or December 31, 2017. As of March 31, 2018 and December 31, 2017, the Company had no accrued interest or tax penalties recorded. The Company’s income tax return reporting periods since October 2, 2017 to present are open to income tax audit examination by the federal and state tax authorities.

6. Notes Payable to Related Party

Notes payable to related party as of March 31, 2018 and December 31, 2017 consisted of outstanding borrowings under a loan agreement and a security agreement (together, the “CRL Construction Loan”) with Clinical Reference Laboratory, Inc. (“CRL”), a related party (see Note 10), as follows (in thousands):

	March 31,	December 31,
	2018	2017
Notes payable to related party	$1,435	$1,481
Less: Current portion	(187)	(187)

Notes payable to related party, net of current portion	$1,248	$1,294

Total interest expense for each of the three months ended March 31, 2018 and 2017 was less than $0.1 million.

Deciphera Pharmaceuticals, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

7. Stock-Based Awards

The Company grants stock-based awards under its 2017 Stock Option and Incentive Plan (the “2017 Plan”) and is authorized to issue common stock under its 2017 Employee Stock Purchase Plan (“ESPP”). The Company also has outstanding stock options under its 2015 Equity Incentive Plan but is no longer granting awards under this plan. As of March 31, 2018, 2,675,686 shares of common stock were available for issuance under the 2017 Plan. As of March 31, 2018, 632,666 shares of common stock were available for issuance to participating employees under the ESPP.

Stock-based compensation expense was classified in the statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Research and development expenses	$962	$136
General and administrative expenses	1,075	280

	$2,037	$416

As of March 31, 2018, total unrecognized compensation cost related to the unvested share-based awards was $21.9 million, which is expected to be recognized over a weighted average of 2.2 years.

8. Commitments and Contingencies

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

The Company recorded rent expense of $0.2 million and $0.1 million during each of the three months ended March 31, 2018 and 2017, respectively.

The following table summarizes the future minimum lease payments due under the operating leases as of March 31, 2018 (in thousands):

Remainder of 2018	$506
2019	578
2020	374

$1,458

KBA Grants

Prior to 2014, the Company received funding from two research and development grants from the KBA totaling $2.0 million and no further amounts will be received under these grants. Pursuant to Kansas law, the Company may be required to repay some or all of the financial assistance received from the KBA, subject to the discretion of the KBA, if the Company relocates the operations in which the KBA invested outside of the State of Kansas, if the Company initiates procedures to dissolve and wind up or cease operations within ten years after receiving such financial assistance, or upon certain significant changes to ownership of the Company. The Company will only account for the repayment of the grants if it becomes probable that the Company will be required to repay any funds previously received.

Deciphera Pharmaceuticals, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

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

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and senior management that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of March 31, 2018 or December 31, 2017.

9. 401(k) Savings Plan

Effective January 1, 2018, the Company adopted the Deciphera Pharmaceuticals 401(k) Plan (the “2018 401(k) Plan”), a defined contribution plan under Section 401(k) of the Internal Revenue Code, whereby the Company provides matching contributions of 100% of each employee’s contribution up to a maximum matching contribution of 3% of the employee’s eligible compensation and at a rate of 50% of each employee’s contribution in excess of 3% up to a maximum of 5% of the employee’s eligible compensation.

Prior to January 1, 2018, the Company had a defined contribution plan that was managed by CRL, a related party (the “CRL 401(k) Plan”). Effective January 1, 2018, employees’ and former employees’ accounts were transitioned from the CRL 401(k) Plan to the 2018 401(k) Plan. Under the CRL 401(k) Plan, the Company provided matching contributions up to 50% of actual dollars contributed, not to exceed a maximum of 6% of gross wages, subject to certain time-based vesting requirements.

Total employer matching contributions related to these plans were $0.2 million and less than $0.1 million, respectively, for the three months ended March 31, 2018 and 2017.

10. Related Parties

Clinical Reference Laboratory, Inc.

One of the members of the Company’s board of directors is the Chief Executive Officer of CRL. CRL is the owner of approximately 31% of Brightstar, a holder of more than 5% of the Company’s common stock.

The Company is a party to a loan agreement and a security agreement, each dated as of June 11, 2010, with CRL. The Company borrowed an aggregate of $2.8 million under the loan agreement to finance improvements to the Company’s biology and chemistry laboratories in Lawrence, Kansas. In December 2016, the loan was assigned to CHC, Inc., a related party, which owns 100% of CRL. Borrowings under the loan bear interest at a fixed rate equal to 6.0% per annum and the Company is required to make monthly payments of principal and interest, based on a 15-year straight-line amortization schedule. For each of the three months ended March 31, 2018 and 2017, the Company recorded less than $0.1 million of interest expense related to this loan. For each of the three months ended March 31, 2018 and 2017, the Company made $0.1 million in principal and interest payments under the loan. As of March 31, 2018 and December 31, 2017, principal amounts owed under the loan agreement totaled $1.4 million and $1.5 million, respectively (see Note 6).

Deciphera Pharmaceuticals, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

The Company is party to a master services agreement, effective as of May 20, 2013, with CRL under which the Company purchased and expects to continue to purchase laboratory services. Under the agreement, the Company has agreed to use CRL on an exclusive basis for laboratory testing needs. For the three months ended March 31, 2018 and 2017, the Company recorded $0.2 million and $0.1 million, respectively, of research and development expense incurred under this agreement, of which less than $0.1 million was paid to CRL during each those same periods. As of March 31, 2018 and December 31, 2017, total amounts owed to CRL for laboratory services were $0.2 million and less than $0.1 million, respectively, which amounts were included in accounts payable and accrued expenses. The Company is not committed to purchase any minimum amounts under the agreement.

In 2015, the Company entered into an agreement with CRL under which the Company became a participating employer in CRL’s 401(k) plan. Effective January 1, 2018, the Company adopted the 2018 401(k) Plan to which employees’ and former employees’ accounts were transitioned from the CRL 401(k) Plan. For the three months ended March 31, 2018, no contributions were made by employees of the Company to the CRL 401(k) Plan. For the three months ended March 31, 2017, the total amount of contributions made by employees of the Company under the CRL 401(k) Plan was $0.2 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2017 on file with the SEC. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the ‘‘Risk Factors’’ section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis.

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

Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our drug candidates. Our net loss was $21.4 million for the three months ended March 31, 2018 and $50.3 million for the year ended December 31, 2017. As of March 31, 2018, we had an accumulated deficit of $217.3 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly as we:

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

As of March 31, 2018, we had cash and cash equivalents of $179.9 million. We believe that our existing cash and cash equivalents will enable us to fund our operating expenses, capital expenditure requirements and debt service payments into the second half of 2019. See “Liquidity and Capital Resources.”

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

The table below summarizes our research and development expenses incurred by development program:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
DCC-2618	$9,915	$2,566
DCC-3014	876	440
Rebastinib	132	104
Discontinued program	177	176
Unallocated expenses	5,825	2,373

Total research and development expenses	$16,925	$5,659

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

Income Taxes

Prior to the Conversion, we were treated as a partnership for tax purposes and had not been subject to U.S. federal or state income taxation and as a result, had not recorded any U.S. federal or state income tax benefits for the net losses we had incurred in each year or for our earned research and orphan drug credits. Upon the Conversion, we became subject to typical corporate U.S. federal and state income taxation; however, we do not have net operating loss carryforwards from periods prior to October 2, 2017 available to offset taxable income earned in future periods in which we will be treated as a corporation.

Since the Conversion in October 2017, we have not recorded any U.S. federal or state income tax benefits for either the net losses we have incurred or our earned research and orphan drug credits, due to the uncertainty of realizing a benefit from those items in the future. As of December 31, 2017, we had federal and state net operating loss carryforwards of $14.9 million and $15.2 million respectively. Our federal and state net operating loss carryforwards begin to expire in 2037 and 2027, respectively. We also had federal and state research and orphan drug credits of $3.8 million and less than $0.1 million, respectively, as of December 31, 2017, which begin to expire in 2037 and 2032, respectively.

Critical Accounting Policies and Significant Judgments and Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. We believe that of our critical accounting policies described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2017 on file with the SEC, the following involve the most judgment and complexity:

•	accrued research and development expenses; and

•	stock-based compensation.

Accordingly, we believe the policies set forth above are critical to fully understanding and evaluating our financial condition and results of operations. If actual results or events differ materially from the estimates, judgments and assumptions used by us in applying these policies, our reported financial condition and results of operations could be materially affected.

Results of Operations

Comparison of the Three Months Ended March 31, 2018 and 2017

The following table summarizes our results of operations for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017	Change
	(in thousands)
Revenue	$—	$—	$—
Operating expenses:
Research and development	16,925	5,659	11,266
General and administrative	5,026	2,067	2,959

Total operating expenses	21,951	7,726	14,225

Loss from operations	(21,951)	(7,726)	(14,225)
Other income (expense):
Interest expense	(22)	(25)	3
Interest and other income, net	543	42	501

Total other income (expense), net	521	17	504

Net loss	$(21,430)	$(7,709)	$(13,721)

Research and Development Expenses

	Three Months Ended March 31,
	2018	2017	Change
	(in thousands)
Direct research and development expenses by program:
DCC-2618	$9,915	$2,566	$7,349
DCC-3014	876	440	436
Rebastinib	132	104	28
Discontinued program	177	176	1
Unallocated expenses:
Personnel related (including share-based compensation)	4,078	1,529	2,549
Facility related and other	1,747	844	903

Total research and development expenses	$16,925	$5,659	$11,266

Expenses related to our DCC-2618 program increased primarily as a result of increases in clinical trial costs of $4.4 million and manufacturing costs of $2.5 million. The increase in clinical trial costs was due to increased costs related to the expansion cohorts of our Phase 1 clinical trial of DCC-2618 which began enrollment in May 2017. In addition, clinical trial costs increased due to the pivotal Phase 3 trial in fourth-line plus GIST, which was initiated in January 2018 and start-up activities related to a second pivotal Phase 3 trial in second-line GIST which is expected to be initiated in the second half of 2018. Manufacturing costs increased as a result of new process development to support anticipated greater drug requirements for commercialization as well as the manufacture of registration lots required to support the submission of a new drug application.

Expenses related to our DCC-3014 program increased primarily as a result of an increase in manufacturing costs of $0.4 million, Manufacturing costs increased in preparation for our current and planned clinical trials.

The increase in personnel-related costs included in unallocated expenses was due to an increase in headcount in our research and development function. Personnel-related costs for the three months ended March 31, 2018 and 2017 included stock-based compensation expense of $1.0 million and $0.1 million, respectively. The increase in stock-based compensation expense was primarily related to additional employee stock options and a higher value of our common stock. The increase in facility-related and other costs included in unallocated expenses was primarily due to increased costs of $0.5 million incurred in connection with our early-stage drug discovery programs and increased consultant fees of $0.2 million.

General and Administrative Expenses

	Three Months Ended March 31,
	2018	2017	Change
	(in thousands)
Personnel related (including share-based compensation)	$2,030	$1,015	$1,015
Professional and consultant fees	2,453	801	1,652
Facility related and other	543	251	292

Total general and administrative expenses	$5,026	$2,067	$2,959

The increase in personnel-related costs was primarily a result of an increase in stock-based compensation expense. Personnel-related costs for the three months ended March 31, 2018 and 2017 included stock-based compensation expense of $1.1 million and $0.3 million, respectively. The increase in stock-based compensation expense was primarily related to additional employee stock options and a higher value of our common stock. The increase in professional and consultant fees was primarily due to an increase in various advisory fees, including those related to legal and accounting associated with operating as a public company as well as costs incurred for pre-commercialization activities.

Interest and Other Income, Net

The increase in interest and other income, net, was primarily due to an increase in interest income resulting from net proceeds from our IPO in October 2017.

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

On October 2, 2017, we completed the IPO of our common stock, pursuant to which we issued and sold 7,500,000 shares of common stock at a public offering price of $17.00 per share, resulting in net proceeds of $114.1 million after deducting underwriting discounts and commissions and other offering expenses. On October 4, 2017, we issued and sold an additional 666,496 shares of our common stock at the IPO price of $17.00 per share, pursuant to the partial exercise of the underwriters’ option to purchase additional shares of common stock, resulting in additional net proceeds of $10.5 million after deducting underwriting discounts and commissions. Prior to our IPO, we had funded our operations with proceeds from the sales of preferred shares, proceeds from the issuance of convertible notes, payments received under a concluded collaboration agreement, borrowings under a construction loan and research and development grants from the KBA.

Cash Flows

As of March 31, 2018, our principal sources of liquidity were cash and cash equivalents of $179.9 million.

The following table summarizes our sources and uses of cash and cash equivalents for each of the periods presented:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Cash used in operating activities	$(16,694)	$(7,417)
Cash used in investing activities	(151)	(34)
Cash used in financing activities	(36)	(51)

Net decrease in cash and cash equivalents	$(16,881)	$(7,502)

Operating Activities

During the three months ended March 31, 2018, operating activities used $16.7 million of cash, primarily resulting from our net loss of $21.4 million, offset by non-cash charges of $2.1 million and cash provided by changes in our operating assets and liabilities of $2.6 million. Net cash provided by changes in our operating assets and liabilities for the three months ended March 31, 2018 consisted primarily of a $2.5 million increase in accounts payable and accrued expenses and a decrease in prepaid expenses and other current assets of $0.2 million.

During the three months ended March 31, 2017, operating activities used $7.4 million of cash, primarily resulting from our net loss of $7.7 million and cash used by changes in our operating assets and liabilities of $0.2 million, partially offset by non-cash charges of $0.5 million. Net cash used by changes in our operating assets and liabilities for the three months ended March 31, 2017 consisted primarily of a $0.3 million decrease in accounts payable and accrued expenses, partially offset by a decrease in prepaid expenses and other current assets of $0.1 million.

Changes in accounts payable, accrued expenses and prepaid expenses in all periods were generally due to growth in our business and the timing of vendor invoicing and payments.

Investing Activities

During the three months ended March 31, 2018 and 2017, we used $0.2 million and less than $0.1 million, respectively, to purchase property and equipment.

Financing Activities

During each of the three months ended March 31, 2018 and 2017, we used less than $0.1 million of cash for repayments of notes payable to a related party.

Construction Loan

We are party to a loan agreement and a security agreement, each dated as of June 11, 2010, with Clinical Reference Laboratory, Inc., or CRL, a related party. The loan was assigned to CHC, Inc., a related party, in December 2016. As of March 31, 2018 and December 31, 2017, there was $1.4 million and $1.5 million, respectively, in principal outstanding under the loan.

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

As of March 31, 2018, we had cash and cash equivalents of $179.9 million. We believe that the net proceeds from the IPO, together with our existing cash and cash equivalents, will enable us to fund our operating expenses, capital expenditure requirements and debt service payments into the second half of 2019. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

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

Contractual Obligations and Commitments

During the three months ended March 31, 2018, there have been no material changes to our contractual obligations and commitments outside the ordinary course of business from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2017 on file with the SEC.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the Securities and Exchange Commission.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Our cash and cash equivalents as of March 31, 2018 consisted of cash and money market accounts. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of interest rates. Because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our financial position or results of operations. As of March 31, 2018, our outstanding indebtedness accrued interest at a fixed interest rate. As a result, a change in market interest rates would not have had any impact on our financial position or results of operations.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our business is subject to numerous risks. You should carefully consider the risks and uncertainties described below together with all of the other information contained in this Quarterly Report on Form 10-Q, including our consolidated financial statements and the related notes, and in our other filings with the SEC. If any of the following risks actually occur, our business, prospects, operating results and financial condition could suffer materially. In such event, the trading price of our common stock could decline and you might lose all or part of your investment.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant operating losses since our inception and have not generated any revenue from product sales. We expect to incur continued losses for the foreseeable future and may never achieve or maintain profitability.

Investment in pharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are a clinical-stage biopharmaceutical company that was formed and commenced operations in 2003. We have no approved products for commercial sale and have not generated any revenue from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we have never been profitable and have incurred losses in each year since inception. For the three months ended March 31, 2018 and the year ended December 31, 2017, we reported a net loss of $21.4 million and $50.3 million, respectively. As of March 31, 2018, we had an accumulated deficit of $217.3 million.

Since our inception, we have focused substantially all of our efforts and financial resources on developing our proprietary compound library, and the preclinical and clinical development of our drug candidates, DCC-2618, DCC-3014, rebastinib and our former drug candidate, which was discontinued and which we no longer plan to develop. To date, we have funded our operations primarily with proceeds from the sales of our common stock in our initial public offering, sales of preferred shares, proceeds from the issuance of convertible notes, payments received under a concluded collaboration agreement, borrowings under a construction loan and research and development grants from the Kansas Bioscience Authority, or KBA. From our inception through March 31, 2018, we received an aggregate of $388 million in net proceeds from such transactions. As of March 31, 2018, our cash and cash equivalents were $179.9 million.

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

We believe that our existing cash and cash equivalents will enable us to fund our operating expenses, capital expenditure requirements and debt service payments into the second half of 2019. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.

Our future capital requirements will depend on many factors, including:

•	the scope, progress, costs and results of our clinical trials of DCC-2618;

•	the scope, progress, costs and results of drug discovery, preclinical development and clinical trials for our other drug candidates;

•	the number and development requirements of other drug candidates that we pursue, including ones we may acquire from third parties;

•	the costs and timing of arrangements with third parties for the manufacture of clinical supplies of DCC-2618 and our other drug candidates;

•	the costs, timing and outcome of regulatory review of DCC-2618 and our other drug candidates;

•	the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for DCC-2618 and any of our other drug candidates for which we obtain marketing approval;

•	the revenue, if any, received from commercial sales of DCC-2618 and our other drug candidates for which we obtain marketing approval, if any;

•	the costs and timing of preparing, filing and prosecuting any patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;

•	our ability to establish collaboration arrangements with other biotechnology or pharmaceutical companies on favorable terms, if at all, for the development or commercialization of our drug candidates; and

•	the extent to which we acquire or in-license other drug candidates, technologies and associated intellectual property rights.

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

Our product development costs will increase if we experience delays in preclinical studies or clinical trials or in obtaining marketing approvals. We do not know whether any of our planned preclinical studies or clinical trials will begin on a timely basis or at all, will need to be restructured or will be completed on schedule, or at all. Our ongoing Phase 1 trial of DCC-2618 continues to generate additional data that may be requested by FDA. FDA may request additional information or data and any such requests could result in clinical trial delays. Furthermore, FDA could place a clinical hold, either another partial clinical hold or a full clinical hold, on our DCC-2618 Phase 3 trial if they are not satisfied with the information we provide to them, which could result in delays for the trial. Significant preclinical or clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our drug candidates or allow our competitors to bring products to market before we do and impair our ability to successfully commercialize our drug candidates and may harm our business and results of operations.

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

We may be required to conduct additional clinical trials or other testing of our drug candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical trials for our drug candidates or other testing, obtain results of these trials or tests that are not positive or are only modestly positive or if there are safety concerns. For example, in GIST, we have initiated the first pivotal Phase 3 trial of DCC-2618 in fourth-line plus GIST and plan to initiate a second Phase 3 clinical trial in second-line GIST. In addition, while we plan to conduct only one pivotal Phase 3 trial for each indication of fourth-line plus GIST and second-line GIST, for a single randomized trial to support submission to FDA of a new drug application, or NDA, the trial must be well-designed, well-conducted, with a favorable risk/benefit ratio, and provide statistically persuasive efficacy findings so compelling that a second trial would be unethical or practically impossible to repeat. In addition, certain data that we have presented to date have been generated and reviewed at the clinical sites and are preliminary. The data may be subject to subsequent central review, and based on that review, there may be changes to these data which may not be favorable. For example, in our ongoing Phase 1 clinical trial of DCC-2618, there have been differences observed between imaging data assessed at the clinical sites in accordance with the Phase 1 protocol and by central review, including some instances where central review’s findings regarding the number of objective responses were less favorable than those previously reported. In addition to certain imaging results from our Phase 1 trial, we also plan to have all of the data from our Phase 3 trials of DCC-2618 centrally reviewed. The results from our Phase 3 trials of DCC-2618 in which all data will be subject to central review may be less favorable than the results of the escalation stage of our Phase 1 trial of DCC-2618 that were based on data that has not been subject to central review. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their drug candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products.

We intend to change the manufacturing process we are using to make clinical supplies of DCC-2618 for our ongoing clinical trials in anticipation of greater drug requirements for commercialization, if we obtain regulatory approval. We will be required to demonstrate comparability, which may include conducting a bioequivalence study, of DCC-2618 made with the new process to DCC-2618 we have used in clinical trials to date. If we are unable to establish comparability or bioequivalency, or are unable to agree with

FDA on a timely basis regarding the study design necessary to do so, the commercialization of DCC-2618 may be substantially delayed or constrained by supply. In addition, we have not demonstrated that our changed manufacturing process can be run at sufficient scale to support our projected commercial requirements of DCC-2618. If we are unable to manufacture sufficient quantities of DCC-2618 to meet commercial demand, our business and results of operations will be harmed.

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

There may be significant delays in obtaining coverage and reimbursement for newly approved drugs, and coverage may be more limited than the purposes for which the drug is approved by FDA or similar regulatory authorities outside of the United States. Moreover, eligibility for coverage and reimbursement does not imply that a drug will be paid for in all cases or at a rate that covers our costs, including research, development, intellectual property, manufacture, sale and distribution expenses. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Third-

party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies. Our inability to promptly obtain coverage and adequate reimbursement rates from both government-funded and private payors for any approved products that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

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

As of March 31, 2018, our executive officers and directors, combined with our stockholders who own more than 5% of our outstanding capital stock, beneficially own shares, in the aggregate, representing approximately 78% of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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

Our stock price is likely to be volatile. The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. Since our common stock began trading on The NASDAQ Global Select Market on September 28, 2017, our stock has traded at prices as low as $15.15 per share and as high as $29.98 per share through April 30, 2018. The market price for our common stock may be influenced by many factors, including:

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

As of March 31, 2018, we estimate that we have used approximately $16.9 million of the net proceeds from our initial public offering for clinical development of our product candidates and research activities and for working capital and other general corporate purposes. We have invested the unused net proceeds from the offering in money market accounts. There has been no material change in our planned use of the net proceeds from the offering as described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on September 28, 2017.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description

2.1	Reorganization Agreement and Plan of Merger by and among the Registrant, Deciphera Pharmaceuticals, LLC and the other parties named therein, dated October 2, 2017. (Incorporated by reference to Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2017) (1)

3.1	Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 5, 2017).

3.2	Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on October 5, 2017).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101INS	XBRL Instance Document.

101SCH	XBRL Taxonomy Extension Schema Document.

101CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed herewith.
#	This certification will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent specifically incorporated by reference into such filing.
(1)	Schedules and exhibits have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon its request; provided, however, that the Registrant may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any schedule or exhibit so furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DECIPHERA PHARMACEUTICALS, INC.

Date: May 8, 2018	By:	/s/ Thomas P. Kelly
Thomas P. Kelly
Chief Financial Officer (Principal Financial and Accounting Officer)