Form 10-Q
period 2018-06-30
Deciphera Pharmaceuticals, Inc.
filed 2018-08-07
CIK 1654151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☒		☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 31, 2018 there were 37,657,201 shares of Common Stock, $0.01 par value per share, outstanding.

Deciphera Pharmaceuticals, Inc.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements, which reflect our current views with respect to, among other things, our operations and financial performance. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plan, objectives of management and expected market growth are forward-looking statements. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under “Risk Factors” and include, among other things:

•	the success, cost and timing of our product development activities and clinical trials, including the timing of our planned second Phase 3 trial for DCC-2618 in GIST;

•

our ability to obtain and maintain regulatory approval for DCC-2618 or any of our other current or future drug candidates, and any related restrictions, limitations, and/or warnings in the label of an approved drug candidate;

•	our expectations regarding the size of target patient populations for our drug candidates, if approved for commercial use, and any additional drug candidates we may develop;

•	our ability to obtain funding for our operations;

•	our ability to manufacture sufficient quantities of DCC-2618 to support our planned clinical trials and, if approved, commercialization;

•	the commercialization of our drug candidates, if approved;

•	our plans to research, develop and commercialize our drug candidates; including the timing of our second planned Phase 3 trial for DCC-2618 in GIST;

•	our ability to attract collaborators with development, regulatory and commercialization expertise;

•	our expectations regarding our ability to obtain, maintain, enforce and defend our intellectual property protection for our drug candidates;

•	future agreements with third parties in connection with the commercialization of DCC-2618, or any of our other current or future drug candidates;

•	the size and growth potential of the markets for our drug candidates, and our ability to serve those markets;

•	the rate and degree of market acceptance of our drug candidates, as well as the reimbursement coverage for our drug candidates;

•	regulatory and legal developments in the United States and foreign countries;

•	the performance of our third-party suppliers and manufacturers;

•	the success of competing therapies that are or may become available;

•	our ability to attract and retain key scientific or management personnel;

•	the accuracy of our estimates regarding expenses, future revenues, capital requirements and needs for additional financing;

•	our expectations regarding the period during which we qualify as an emerging growth company under the JOBS Act; and

•	our use of the proceeds from our initial public offering and our follow-on public offering.

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

Deciphera Pharmaceuticals, Inc.

Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	June 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$346,527	$196,754
Prepaid expenses and other current assets	2,221	1,428

Total current assets	348,748	198,182
Long-term investments—restricted	1,069	—
Property and equipment, net	18,264	838
Other assets	75	75

Total assets	$368,156	$199,095

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,938	$4,395
Accrued expenses and other current liabilities	11,790	9,233
Notes payable to related party	187	187

Total current liabilities	18,915	13,815
Notes payable to related party, net of current portion	1,201	1,294
Lease liability, net of current portion	16,896	—
Other long-term liabilities	47	13

Total liabilities	37,059	15,122

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $0.01 par value per share; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value per share; 125,000,000 shares authorized; 37,633,450 and 32,591,686 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	376	326
Additional paid-in capital	569,710	379,516
Accumulated deficit	(238,989)	(195,869)

Total stockholders’ equity	331,097	183,973

Total liabilities and stockholders’ equity	$368,156	$199,095

The accompanying notes are an integral part of these consolidated financial statements.

Deciphera Pharmaceuticals, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	$—	$—	$—	$—

Operating expenses:
Research and development	17,976	8,446	34,901	14,105
General and administrative	4,453	2,244	9,479	4,311

Total operating expenses	22,429	10,690	44,380	18,416

Loss from operations	(22,429)	(10,690)	(44,380)	(18,416)

Other income (expense):
Interest expense	(21)	(24)	(43)	(49)
Interest and other income, net	760	89	1,303	131

Total other income (expense), net	739	65	1,260	82

Net loss and comprehensive loss	$(21,690)	$(10,625)	$(43,120)	$(18,334)

Net loss per share—basic and diluted	$(0.65)	$(0.91)	$(1.30)	$(1.58)

Weighted average common shares outstanding—basic and diluted	33,567,314	11,626,287	33,083,383	11,626,287

The accompanying notes are an integral part of these consolidated financial statements.

Deciphera Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(43,120)	$(18,334)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	4,269	1,010
Depreciation and amortization expense	130	62
Loss on disposal of property and equipment	—	6
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(793)	211
Accounts payable	2,225	446
Accrued expenses and other current liabilities	2,272	1,500
Other long-term liabilities	34	16

Net cash used in operating activities	(34,983)	(15,083)

Cash flows from investing activities:
Purchases of property and equipment	(606)	(74)
Increase in restricted investments	(1,069)	—

Net cash used in investing activities	(1,675)	(74)

Cash flows from financing activities:
Proceeds from follow-on public offering, net of underwriting discounts and commissions	185,932	—
Proceeds from issuance of convertible preferred shares	—	52,300
Repayment of notes payable to related party	(93)	(93)
Payments of follow-on public offering costs	(125)	—
Payments of convertible preferred share issuance costs	—	(187)
Payments of initial public offering costs	—	(332)
Proceeds from exercise of stock options	717	—

Net cash provided by financing activities	186,431	51,688

Net increase in cash and cash equivalents	149,773	36,531
Cash and cash equivalents at beginning of period	196,754	57,461

Cash and cash equivalents at end of period	$346,527	$93,992

Supplemental disclosure of cash flow information:
Cash paid for interest	$43	$49
Supplemental disclosure of non-cash investing activities:
Amounts capitalized under build-to-suit lease transaction	$17,028	$—
Supplemental disclosure of non-cash financing activities:
Offering costs included in accounts payable or accrued expenses	$549	$1,699

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

On June 11, 2018, the Company issued and sold 4,300,000 shares of its common stock in a follow-on public offering at a public offering price of $40.00 per share, resulting in net proceeds of $161.0 million after deducting underwriting discounts and commissions and other offering expenses. On June 20, 2018, the Company issued and sold an additional 645,000 shares of its common stock at the offering price of $40.00 per share, pursuant to the underwriters’ full exercise of their option to purchase additional shares of common stock, resulting in additional net proceeds of $24.3 million after deducting underwriting discounts and commissions.

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

The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. Since inception, the Company has incurred recurring losses including net losses of $43.1 million and $50.3 million for the six months ended June 30, 2018 and the year ended December 31, 2017, respectively. As of June 30, 2018, the Company had an accumulated deficit of $239.0 million. The Company expects to continue to generate operating losses in the foreseeable future. The Company expects that its cash and cash equivalents of $346.5 million as of June 30, 2018 will be sufficient to fund its operating expenses, capital expenditure requirements and debt service payments through at least 12 months from the issuance date of these consolidated financial statements. The future viability of the Company is dependent on its ability to raise additional capital to fund its operations.

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

Deciphera Pharmaceuticals, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

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

Unaudited Interim Financial Information

The consolidated balance sheet at December 31, 2017 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The accompanying unaudited consolidated financial statements as of June 30, 2018 and for the three and six months ended June 30, 2018 and 2017 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, on file with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s consolidated financial position as of June 30, 2018 and consolidated results of operations for the three and six months ended June 30, 2018 and 2017 and consolidated cash flows for the six months ended June 30, 2018 and 2017 have been made. The consolidated results of operations for the six months ended June 30, 2018 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2018.

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

The Company’s cash equivalents are carried at fair value, determined according to the fair value hierarchy described above (see Note 3). The carrying values of the Company’s accounts payable and accrued expenses approximate their fair values due to the short-term nature of these liabilities. The fair value of the Company’s outstanding notes payable to related party (see Note 6) as of June 30,

Deciphera Pharmaceuticals, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

2018 and December 31, 2017 approximated $1.2 million. The fair value of the outstanding debt was estimated using a discounted cash flow analysis based on current market interest rates for debt issuances with similar remaining years to maturity, adjusted for credit risk, which represents a Level 3 measurement.

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in members’ deficit that result from transactions and economic events other than those with shareholders. There was no difference between net loss and comprehensive loss for each of the periods presented in the accompanying financial statements.

Net Loss per Share

Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding for the three and six months ended June 30, 2018. Diluted net income (loss) per share is computed by dividing the diluted net income (loss) by the weighted average number of common shares, including potential dilutive common shares assuming the dilutive effect of outstanding stock options and unvested restricted common stock, as determined using the treasury stock method.

The Company did not have any common shares outstanding during the three and six months ended June 30, 2017. To determine the weighted average shares outstanding for purpose of calculating net loss per share during those periods, the Company used the weighted average number of Series A convertible preferred shares outstanding because such shares represented the most subordinate share class outstanding during those periods. Share amounts for periods prior to the IPO have been retrospectively adjusted to give effect to the exchange of Series A convertible preferred shares into shares of common stock upon the Conversion (see Note 1).

For periods in which the Company has reported net losses, diluted net loss per common share is the same as basic net loss per common share, since dilutive common shares are not assumed to have been issued if their effect is antidilutive. The Company reported a net loss for the three and six months ended June 30, 2018 and 2017.

The following potential dilutive securities, presented based on amounts outstanding at the end of each reporting period, have been excluded from the calculation of diluted net loss per share because including them would have had an anti-dilutive impact:

	As of June 30,
	2018	2017
Series B convertible preferred shares (as converted to common shares)	—	8,898,527
Series C convertible preferred shares (as converted to common shares)	—	3,900,381
Options to purchase common stock	5,583,058	4,108,486

	5,583,058	16,907,394

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

Deciphera Pharmaceuticals, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation-Stock Compensation (Topic 718)—Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). This ASU is intended to simplify aspects of share-based compensation issued to non-employees by making the guidance consistent with the accounting for employee share-based compensation. The guidance is effective for annual reporting periods beginning after December 15, 2018 and interim periods within those fiscal years, and early adoption is permitted but no earlier than the Company’s adoption of ASU 2014-09. The Company is currently evaluating the impact that the adoption of ASU 2018-07 will have on its financial position, results of operations and cash flows.

Deciphera Pharmaceuticals, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

3. Fair Value of Financial Assets

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	Fair Value Measurements at June 30, 2018 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$—	$264,988	$—	$264,988

Total	$—	$264,988	$—	$264,988

	Fair Value Measurements at December 31, 2017 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$—	$191,950	$—	$191,950

Total	$—	$191,950	$—	$191,950

The table above as of June 30, 2018 excludes a certificate of deposit in the amount of $1.1 million that the Company held to secure a letter of credit associated with a lease (see Note 8).

4. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Accrued external research and development expenses	$8,170	$6,625
Accrued payroll and related expenses	2,888	2,233
Accrued professional fees	582	353
Accrued other	150	22

	$11,790	$9,233

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

The Company has not recorded a tax benefit for its net losses in the three and six months ended June 30, 2018 or since its Conversion as the Company has provided a valuation allowance for the full amount of its net deferred tax assets because it was more likely than not that any future benefit from deductible temporary differences and net operating loss and tax credit carryforwards would not be realized. The Company had gross deferred tax assets of $10.8 million at December 31, 2017.

On December 22, 2017, the Tax Cuts and Jobs Act (the “TCJA”) was signed into United States law. The TCJA includes a number of changes to existing tax law, including, among other things, a permanent reduction in the federal corporate income tax rate

Deciphera Pharmaceuticals, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

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

In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118) which allows the Company to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. Since the Act was passed late in the fourth quarter of 2017, and ongoing guidance and accounting interpretation are expected over the next 12 months, the Company considers the accounting for the effect of the TCJA to be provisional in accordance with SAB 118 at June 30, 2018.

The Company has not recorded any amounts for unrecognized tax benefits as of June 30, 2018 or December 31, 2017. As of June 30, 2018 and December 31, 2017, the Company had no accrued interest or tax penalties recorded. The Company’s income tax return reporting periods since October 2, 2017 to present are open to income tax audit examination by the federal and state tax authorities.

6. Notes Payable to Related Party

Notes payable to related party as of June 30, 2018 and December 31, 2017 consisted of outstanding borrowings under a loan agreement and a security agreement (together, the “CRL Construction Loan”) with Clinical Reference Laboratory, Inc. (“CRL”), a related party (see Note 10), as follows (in thousands):

	June 30, 2018	December 31, 2017
Notes payable to related party	$1,388	$1,481
Less: Current portion	(187)	(187)

Notes payable to related party, net of current portion	$1,201	$1,294

Total interest expense was less than $0.1 million for each of the three and six months ended June 30, 2018 and 2017.

7. Stock-Based Awards

The Company grants stock-based awards under its 2017 Stock Option and Incentive Plan (the “2017 Plan”) and is authorized to issue common stock under its 2017 Employee Stock Purchase Plan (“ESPP”). The Company also has outstanding stock options under its 2015 Equity Incentive Plan but is no longer granting awards under this plan. As of June 30, 2018, 2,372,386 shares of common stock were available for issuance under the 2017 Plan. As of June 30, 2018, 632,666 shares of common stock were available for issuance to participating employees under the ESPP.

Stock-based compensation expense was classified in the statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Research and development expenses	$983	$202	$1,945	$338
General and administrative expenses	1,249	392	2,324	672

	$2,232	$594	$4,269	$1,010

Deciphera Pharmaceuticals, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

As of June 30, 2018, total unrecognized compensation cost related to the unvested share-based awards was $25.1 million, which is expected to be recognized over a weighted average of 2.2 years.

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

The Company recorded rent expense of $0.2 million during each of the three months ended June 30, 2018 and 2017 and $0.4 million and $0.3 million during the six months ended June 30, 2018 and 2017, respectively.

The following table summarizes the future minimum lease payments due under the operating leases as of June 30, 2018 (in thousands):

Remainder of 2018	$338
2019	578
2020	374

$1,290

Build-to-suit lease

In May 2018, the Company entered into a lease for office space in Waltham, Massachusetts. The lease term is expected to commence on May 1, 2019 and expires 10 years and 7 months from the commencement date, unless terminated earlier in accordance with the terms of the lease. The Company is entitled to two five-year options to extend. The initial annual base rent is approximately $2.0 million and will increase annually. The Company is obligated to pay its portion of real estate taxes and costs related to the premises, including costs of operations, maintenance, repair, replacement and management of the new leased premises. The Company is required to maintain a cash balance of $1.1 million to secure a letter of credit associated with the lease. This amount was classified as long-term investment—restricted in the consolidated balance sheet as of June 30, 2018.

The Company is not the legal owner of the leased space. However, in accordance with ASC 840, Leases, the Company is deemed to be the owner of the leased space during the construction period because of certain provisions within the lease agreement. As a result, as of June 30, 2018, the Company capitalized approximately $17.0 million (equal to the estimated cost of its leased portion of the premises) as construction-in-progress within property and equipment and recorded a corresponding build-to-suit facility lease financing obligation. As of June 30, 2018, the current portion of the lease financing obligation of $0.1 million was classified within accrued expenses and other current liabilities and the remaining $16.9 million was classified as a long-term lease liability, net of current portion, on its consolidated balance sheet. The construction is expected to be completed in the second quarter of 2019.

Deciphera Pharmaceuticals, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

As of June 30, 2018, minimum commitments under this lease are as follows (in thousands):

Year Ending December 31,
2019	$170
2020	2,039
2021	2,084
2022	2,128
2023	2,172
Thereafter	13,756

$22,349

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

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and senior management that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of June 30, 2018 or December 31, 2017.

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

Deciphera Pharmaceuticals, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

Total employer matching contributions related to these plans were $0.1 million and less than $0.1 million, respectively, for the three months ended June 30, 2018 and 2017 and $0.2 million and $0.1 million, respectively, for the six months ended June 30, 2018 and 2017.

10. Related Parties

Clinical Reference Laboratory, Inc.

One of the members of the Company’s board of directors is the Chief Executive Officer of CRL. CRL is the owner of approximately 31% of Brightstar, a holder of more than 5% of the Company’s common stock.

The Company is a party to a loan agreement and a security agreement, each dated as of June 11, 2010, with CRL. The Company borrowed an aggregate of $2.8 million under the loan agreement to finance improvements to the Company’s biology and chemistry laboratories in Lawrence, Kansas. In December 2016, the loan was assigned to CHC, Inc., a related party, which owns 100% of CRL. Borrowings under the loan bear interest at a fixed rate equal to 6.0% per annum and the Company is required to make monthly payments of principal and interest, based on a 15-year straight-line amortization schedule. For each of the three months ended June 30, 2018 and 2017, the Company recorded less than $0.1 million of interest expense related to this loan. For each of the three months ended June 30, 2018 and 2017, the Company made $0.1 million in principal and interest payments under the loan. For each of the six months ended June 30, 2018 and 2017, the Company recorded less than $0.1 million of interest expense related to this loan. For each of the six months ended June 30, 2018 and 2017, the Company made $0.1 million in principal and interest payments under the loan. As of June 30, 2018 and December 31, 2017, principal amounts owed under the loan agreement totaled $1.4 million and $1.5 million, respectively (see Note 6).

The Company is party to a master services agreement, effective as of May 20, 2013, with CRL under which the Company purchased and expects to continue to purchase laboratory services. Under the agreement, the Company has agreed to use CRL on an exclusive basis for laboratory testing needs. For the three months ended June 30, 2018 and 2017, the Company recorded $0.3 million and $0.1 million, respectively, of research and development expense incurred under this agreement, of which $0.3 million and less than $0.1 million, respectively, was paid to CRL during each those same periods. For the six months ended June 30, 2018 and 2017, the Company recorded $0.4 million and $0.2 million, respectively, of research and development expense incurred under this agreement, of which $0.4 million and less than $0.1 million, respectively, was paid to CRL during each those same periods. As of June 30, 2018 and December 31, 2017, total amounts owed to CRL for laboratory services were $0.2 million and $0.1 million, respectively, which amounts were included in accounts payable and accrued expenses. The Company is not committed to purchase any minimum amounts under the agreement.

In 2015, the Company entered into an agreement with CRL under which the Company became a participating employer in CRL’s 401(k) plan. Effective January 1, 2018, the Company adopted the 2018 401(k) Plan to which employees’ and former employees’ accounts were transitioned from the CRL 401(k) Plan. For the three and six months ended June 30, 2018, no contributions were made by employees of the Company to the CRL 401(k) Plan. For the three and six months ended June 30, 2017, the total amount of contributions made by employees of the Company under the CRL 401(k) Plan was $0.2 million and $0.4 million, respectively.

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

On June 11, 2018, we issued and sold 4,300,000 shares of our common stock in a follow-on public offering at a public offering price of $40.00 per share, resulting in net proceeds of $161.0 million after deducting underwriting discounts and commissions and other offering expenses. On June 20, 2018, we issued and sold an additional 645,000 shares of our common stock at the offering price of $40.00 per share, pursuant to the underwriters’ full exercise of their option to purchase additional shares of common stock, resulting in additional net proceeds of $24.3 million after deducting underwriting discounts and commissions.

Prior to our IPO, we had funded our operations primarily with proceeds from the sales of preferred shares, proceeds from the issuance of convertible notes, payments received under a concluded collaboration agreement, borrowings under a construction loan and research and development grants from the Kansas Bioscience Authority, or KBA.

Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our drug candidates. Our net loss was $43.1 million for the six months ended June 30, 2018 and $50.3 million for the year ended December 31, 2017. As of June 30, 2018, we had an accumulated deficit of $239.0 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly as we:

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

As of June 30, 2018, we had cash and cash equivalents of $346.5 million. We believe that our existing cash and cash equivalents will enable us to fund our operating expenses, capital expenditure requirements and debt service payments into the second half of 2020. See “Liquidity and Capital Resources.”

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

The table below summarizes our research and development expenses incurred by development program:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
DCC-2618	$9,968	$4,496	$19,883	$7,062
DCC-3014	781	839	1,657	1,279
Rebastinib	670	110	802	214
Discontinued program	203	294	380	470
Unallocated expenses	6,354	2,707	12,179	5,080

Total research and development expenses	$17,976	$8,446	$34,901	$14,105

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

Interest and Other Income, net

Interest income consists of interest earned on our cash and cash equivalent balances. In the past our interest income has not been significant due to nominal cash and cash equivalent balances and low interest earned on those balances. We anticipate that our interest income will increase in the future due to higher cash and cash equivalent balances now existing as a result of our IPO in October 2017 and our follow-on public offering in June 2018. Other income, net, consists of insignificant amounts of miscellaneous income and expenses unrelated to our core operations.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2018 and 2017

The following table summarizes our results of operations for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30,
	2018	2017	Change
	(in thousands)
Revenue	$—	$—	$—

Operating expenses:
Research and development	17,976	8,446	9,530
General and administrative	4,453	2,244	2,209

Total operating expenses	22,429	10,690	11,739

Loss from operations	(22,429)	(10,690)	(11,739)

Other income (expense):
Interest expense	(21)	(24)	3
Interest and other income, net	760	89	671

Total other income (expense), net	739	65	674

Net loss	$(21,690)	$(10,625)	$(11,065)

Research and Development Expenses

	Three Months Ended June 30,
	2018	2017	Change
	(in thousands)
Direct research and development expenses by program:
DCC-2618	$9,968	$4,496	$5,472
DCC-3014	781	839	(58)
Rebastinib	670	110	560
Discontinued program	203	294	(91)
Unallocated expenses:
Personnel related (including share-based compensation)	4,438	1,776	2,662
Facility related and other	1,916	931	985

Total research and development expenses	$17,976	$8,446	$9,530

Expenses related to our DCC-2618 program increased primarily as a result of increases in clinical trial costs of $4.4 million and manufacturing costs of $0.8 million. The increase in clinical trial costs was due to increased costs related to the pivotal Phase 3 trial in fourth-line plus GIST, which was initiated in January 2018. In addition, clinical trial costs increased due to the expansion cohorts of our Phase 1 clinical trial of DCC-2618 which began enrollment in May 2017 and start-up activities related to a second pivotal Phase 3 trial in second-line GIST which is expected to be initiated in the second half of 2018. Manufacturing costs increased as a result of new process development to support anticipated greater drug requirements for commercialization as well as the manufacture of registration lots required to support the submission of a new drug application.

Expenses related to our rebastinib program increased primarily as a result of start-up activities related to our planned clinical trials.

The increase in personnel-related costs included in unallocated expenses was due to an increase in headcount in our research and development function. Personnel-related costs for the three months ended June 30, 2018 and 2017 included stock-based compensation expense of $1.0 million and $0.2 million, respectively. The increase in stock-based compensation expense was primarily related to additional employee stock options and a higher value of our common stock. The increase in facility-related and other costs included in unallocated expenses was primarily due to increased costs of $0.5 million incurred in connection with our early-stage drug discovery programs.

General and Administrative Expenses

	Three Months Ended June 30,
	2018	2017	Change
	(in thousands)
Personnel related (including share-based compensation)	$2,150	$1,113	$1,037
Professional and consultant fees	1,747	877	870
Facility related and other	556	254	302

Total general and administrative expenses	$4,453	$2,244	$2,209

The increase in personnel-related costs was primarily a result of an increase in stock-based compensation expense. Personnel-related costs for the three months ended June 30, 2018 and 2017 included stock-based compensation expense of $1.2 million and $0.4 million, respectively. The increase in stock-based compensation expense was primarily related to additional employee stock options and a higher value of our common stock. The increase in professional and consultant fees was primarily due to an increase in recruitment costs, various advisory fees, including those related to legal and accounting associated with operating as a public company and costs incurred for pre-commercialization activities. The increase in facility-related and other costs was primarily due to director and officer insurance costs.

Interest and Other Income, Net

The increase in interest and other income, net, was primarily due to an increase in interest income resulting from net proceeds from our IPO in October 2017 and follow-on public offering in June 2018.

Comparison of the Six Months Ended June 30, 2018 and 2017

The following table summarizes our results of operations for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018	2017	Change
	(in thousands)
Revenue	$—	$—	$—

Operating expenses:
Research and development	34,901	14,105	20,796
General and administrative	9,479	4,311	5,168

Total operating expenses	44,380	18,416	25,964

Loss from operations	(44,380)	(18,416)	(25,964)

Other income (expense):
Interest expense	(43)	(49)	6
Interest and other income, net	1,303	131	1,172

Total other income (expense), net	1,260	82	1,178

Net loss	$(43,120)	$(18,334)	$(24,786)

Research and Development Expenses

	Six Months Ended June 30,
	2018	2017	Change
	(in thousands)
Direct research and development expenses by program:
DCC-2618	$19,883	$7,062	$12,821
DCC-3014	1,657	1,279	378
Rebastinib	802	214	588
Discontinued program	380	470	(90)
Unallocated expenses:
Personnel related (including share-based compensation)	8,516	3,305	5,211
Facility related and other	3,663	1,775	1,888

Total research and development expenses	$34,901	$14,105	$20,796

Expenses related to our DCC-2618 program increased primarily as a result of increases in clinical trial costs of $8.9 million and manufacturing costs of $3.3 million. The increase in clinical trial costs was due to increased costs related to the expansion cohorts of our Phase 1 clinical trial of DCC-2618 which began enrollment in May 2017. In addition, clinical trial costs increased due to the pivotal Phase 3 trial in fourth-line plus GIST, which was initiated in January 2018 and start-up activities related to a second pivotal Phase 3 trial in second-line GIST which is expected to be initiated in the second half of 2018. Manufacturing costs increased as a result of new process development to support anticipated greater drug requirements for commercialization as well as the manufacture of registration lots required to support the submission of a new drug application.

Expenses related to our rebastinib program increased primarily as a result of start-up activities related to our planned clinical trials.

The increase in personnel-related costs included in unallocated expenses was due to an increase in headcount in our research and development function. Personnel-related costs for the six months ended June 30, 2018 and 2017 included stock-based compensation expense of $1.9 million and $0.3 million, respectively. The increase in stock-based compensation expense was primarily related to additional employee stock options and a higher value of our common stock. The increase in facility-related and other costs included in unallocated expenses was primarily due to increased costs of $1.0 million incurred in connection with our early-stage drug discovery programs and increased consultant fees of $0.3 million.

General and Administrative Expenses

	Six Months Ended June 30,
	2018	2017	Change
	(in thousands)
Personnel related (including share-based compensation)	$4,180	$2,128	$2,052
Professional and consultant fees	4,200	1,678	2,522
Facility related and other	1,099	505	594

Total general and administrative expenses	$9,479	$4,311	$5,168

The increase in personnel-related costs was primarily a result of an increase in stock-based compensation expense. Personnel-related costs for the six months ended June 30, 2018 and 2017 included stock-based compensation expense of $2.3 million and $0.7 million, respectively. The increase in stock-based compensation expense was primarily related to additional employee stock options and a higher value of our common stock. The increase in professional and consultant fees was primarily due to an increase in various advisory fees, including those related to legal and accounting associated with operating as a public company as well as recruitment costs and costs incurred for pre-commercialization activities. The increase in facility-related and other costs was primarily due to director and officer insurance costs.

Interest and Other Income, Net

The increase in interest and other income, net, was primarily due to an increase in interest income resulting from net proceeds from our IPO in October 2017 and follow-on public offering in June 2018.

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

On June 11, 2018, we issued and sold 4,300,000 shares of our common stock in a follow-on public offering at a public offering price of $40.00 per share, resulting in net proceeds of $161.0 million after deducting underwriting discounts and commissions and other offering expenses. On June 20, 2018, we issued and sold an additional 645,000 shares of our common stock at the offering price of $40.00 per share, pursuant to the underwriters’ full exercise of their option to purchase additional shares of common stock, resulting in additional net proceeds of $24.3 million after deducting underwriting discounts and commissions.

Prior to our IPO, we had funded our operations with proceeds from the sales of preferred shares, proceeds from the issuance of convertible notes, payments received under a concluded collaboration agreement, borrowings under a construction loan and research and development grants from the KBA.

Cash Flows

As of June 30, 2018, our principal sources of liquidity were cash and cash equivalents of $346.5 million.

The following table summarizes our sources and uses of cash and cash equivalents for each of the periods presented:

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Cash used in operating activities	$(34,983)	$(15,083)
Cash used in investing activities	(1,675)	(74)
Cash provided by financing activities	186,431	51,688

Net increase in cash and cash equivalents	$149,773	$36,531

Operating Activities

During the six months ended June 30, 2018, operating activities used $35.0 million of cash, primarily resulting from our net loss of $43.1 million, offset by non-cash charges of $4.4 million and cash provided by changes in our operating assets and liabilities of $3.7 million. Net cash provided by changes in our operating assets and liabilities for the six months ended June 30, 2018 consisted primarily of a $4.5 million increase in accounts payable and accrued expenses and other current liabilities partially offset by an increase in prepaid expenses and other current assets of $0.8 million.

During the six months ended June 30, 2017, operating activities used $15.1 million of cash, primarily resulting from our net loss of $18.3 million, offset by non-cash charges of $1.1 million and cash provided by changes in our operating assets and liabilities of $2.2 million. Net cash provided by changes in our operating assets and liabilities for the six months ended June 30, 2017 consisted primarily of a $1.9 million increase in accounts payable and accrued expenses and other current liabilities and a decrease in prepaid expenses and other current assets of $0.2 million.

Changes in accounts payable, accrued expenses and prepaid expenses in all periods were generally due to growth in our business and the timing of vendor invoicing and payments.

Investing Activities

During the six months ended June 30, 2018 and 2017, we used $0.6 million and $0.1 million, respectively, to purchase property and equipment. During the six months ended June 30, 2018, we increased our restricted investments by $1.1 million to secure a letter of credit associated with our new lease.

Financing Activities

During the six months ended June 30, 2018, net cash provided by financing activities was $186.4 million, consisting primarily of proceeds from our follow-on public offering in June 2018, net of underwriting discounts and commissions, of $185.9 million and proceeds from the exercise of stock options of $0.7 million, partially offset by $0.1 million of payments of offering costs and $0.1 million of repayments of notes payable to a related party.

During the six months ended June 30, 2017, net cash provided by financing activities was $51.7 million, consisting primarily of net proceeds of $52.1 million from the sale of series C preferred shares, offset by $0.3 million of payments of initial public offering costs and $0.1 million of repayments of notes payable to a related party.

Construction Loan

We are party to a loan agreement and a security agreement, each dated as of June 11, 2010, with Clinical Reference Laboratory, Inc., or CRL, a related party. The loan was assigned to CHC, Inc., a related party, in December 2016. As of June 30, 2018 and December 31, 2017, there was $1.4 million and $1.5 million, respectively, in principal outstanding under the loan.

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

As of June 30, 2018, we had cash and cash equivalents of $346.5 million. We believe that our existing cash and cash equivalents will enable us to fund our operating expenses, capital expenditure requirements and debt service payments into the second half of 2020. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

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

Contractual Obligations and Commitments

The following summarizes our principal contractual obligations and commitments as of June 30, 2018 that have changed significantly since December 31, 2017 and the effects such obligations are expected to have on our liquidity and cash flow in future periods. Contractual obligations and commitments that were presented in our Annual Report on Form 10-K for the year ended December 31, 2017, but omitted below, represent those that have not changed significantly since that date.

	Payments Due By Period
	Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	More Than 5 Years
	(in thousands)
Lease commitments (1)	$22,349	$—	$4,293	$4,300	$13,756

Total	$22,349	$—	$4,293	$4,300	$13,756

(1)

In May 2018, we entered into a lease for approximately 44,256 square feet of office space in Waltham, Massachusetts. The term of the lease commences upon the landlord’s substantial completion of the initial buildout of the premises, which is expected to occur on or about May 1, 2019 and shall continue for a period of approximately 10 years and seven months, unless earlier terminated in accordance with the terms of the lease. We are not the legal owner of the leased space. However, we are deemed to be the owner of the leased space during the construction period because of certain provisions within the lease agreement. As a result, as of June 30, 2018, we capitalized approximately $17.0 million (equal to the estimated cost of our leased portion of the premises) as construction-in-progress within property and equipment and recorded a corresponding build-to-suit facility lease financing obligation on our consolidated balance sheet.

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

Our cash and cash equivalents as of June 30, 2018 consisted of cash and money market accounts. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of interest rates. Because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our financial position or results of operations. As of June 30, 2018, our outstanding indebtedness accrued interest at a fixed interest rate. As a result, a change in market interest rates would not have had any impact on our financial position or results of operations.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Investment in pharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are a clinical-stage biopharmaceutical company that was formed and commenced operations in 2003. We have no approved products for commercial sale and have not generated any revenue from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we have never been profitable and have incurred losses in each year since inception. For the six months ended June 30, 2018 and the year ended December 31, 2017, we reported a net loss of $43.1 million and $50.3 million, respectively. As of June 30, 2018, we had an accumulated deficit of $239.0 million.

Since our inception, we have focused substantially all of our efforts and financial resources on developing our proprietary compound library, and the preclinical and clinical development of our drug candidates, DCC-2618, DCC-3014, rebastinib and our former drug candidate, which was discontinued and which we no longer plan to develop. To date, we have funded our operations primarily with proceeds from the sales of our common stock in public offerings, sales of preferred shares, proceeds from the issuance of convertible notes, payments received under a concluded collaboration agreement, borrowings under a construction loan and research and development grants from the Kansas Bioscience Authority, or KBA. From our inception through June 30, 2018, we received an aggregate of $573 million in net proceeds from such transactions. As of June 30, 2018, our cash and cash equivalents were $346.5 million.

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

We believe that our existing cash and cash equivalents will enable us to fund our operating expenses, capital expenditure requirements and debt service payments into the second half of 2020. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.

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

We currently have no products that are approved for sale and have discontinued one of our programs, which we no longer plan to develop. We are early in our development efforts. Two of our drug candidates are only in Phase 1 clinical trials. We initiated our first Phase 3 clinical trial of one of our drug candidates in January 2018. All of our drug candidates target inhibition of the activation switch in kinases. There are no currently approved kinase switch control inhibitors and there can be no assurance that kinase switch control inhibitors will ever receive regulatory approval. Our discontinued drug candidate was also based on inhibition of the activation switch in kinases. Its development was discontinued due to strategic and competitive reasons. There can be no assurance that our current drug candidates will achieve success in their clinical trials or obtain regulatory approval.

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

Specifically, there are a large number of pharmaceutical and biotechnology companies developing or marketing treatments for cancer that would be competitive with the drug candidates we are developing, if our drug candidates are approved. Many of these companies are developing cancer therapeutics that are also kinase inhibitors. Although there are currently marketed drugs that have activity in GIST through their targeting of primary and secondary KIT mutants, no currently marketed drug directly targets certain secondary resistance mutations in KIT and PDGFRÎ±, or provides coverage of all KIT and PDGFRÎ± mutants. With respect to DCC-2618, there are a number of large pharmaceutical companies and biotechnology companies marketing small molecule drugs or biologic drugs for the treatment of GIST, including Novartis AG, Pfizer Inc., and Bayer AG. We are also aware of pharmaceutical and biotechnology companies developing drugs for the treatment of GIST and systemic mastocytosis including AB Science S.A., Arog Pharmaceuticals, Inc., ARIAD Pharmaceuticals, Inc., a wholly owned subsidiary of Takeda Pharmaceuticals U.S.A., Blueprint Medicines Corporation, Bristol-Myers Squibb Company, Celldex Therapeutics, Inc., Novartis AG, Plexxikon Inc., a wholly owned subsidiary of Daiichi Sanyko Company, Limited and Xencor, Inc. Some of these competitors are further along in their clinical development programs than we are in ours. Further, there are a large number of pharmaceutical and biotechnology companies developing antibody or small molecule colony stimulating factor receptor 1, or CSF1R, inhibitors that we are seeking to target in our DCC-3014 program, including Array BioPharma Inc., Amgen Inc., Eli Lilly and Company, Bristol-Myers Squibb Company, Five Prime Therapeutics, Inc., Roche Holding Ltd, Novartis AG, Plexxikon Inc. and Syndax Pharmaceuticals, Inc.

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

Our relationships with customers and third-party payors will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, and health information privacy and security laws, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

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

In addition, regulators globally are also imposing greater monetary fines for privacy violations. For example, in 2016, the European Union adopted a new regulation governing data practices and privacy called the General Data Protection Regulation, or GDPR, which became effective on May 25, 2018. The GDPR applies to any company established in the European Union as well as to those outside the European Union if they collect and use personal data in connection with the offering of goods or services to individuals in the European Union or the monitoring of their behavior. The GDPR enhances data protection obligations for processors and controllers of personal data, including, for example, expanded disclosures about how personal information is to be used, limitations on retention of information, mandatory data breach notification requirements and onerous new obligations on services providers. Non-compliance with the GDPR may result in monetary penalties of up to €20 million or 4% of worldwide revenue, whichever is higher. The GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of personal data, such as healthcare data or other sensitive information, could greatly increase our cost of providing our products and services or even prevent us from offering certain services in jurisdictions that we may operate in.

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

As of July 31, 2018, our executive officers and directors, combined with our stockholders who own more than 5% of our outstanding capital stock, beneficially own shares, in the aggregate, representing approximately 64% of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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

Our stock price is likely to be volatile. The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. Since our common stock began trading on The NASDAQ Global Select Market on September 28, 2017, our stock has traded at prices as low as $15.15 per share and as high as $45.61 per share through July 31, 2018. The market price for our common stock may be influenced by many factors, including:

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

As of June 30, 2018, we estimate that we have used approximately $35.7 million of the net proceeds from our initial public offering for clinical development of our product candidates and research activities and for working capital and other general corporate purposes. We have invested the unused net proceeds from the offering in money market accounts. There has been no material change in our planned use of the net proceeds from the offering as described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on September 28, 2017.

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

DECIPHERA PHARMACEUTICALS, INC.

Date: August 7, 2018	By:	/s/ Thomas P. Kelly
Thomas P. Kelly
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

2.1	Reorganization Agreement and Plan of Merger by and among the Registrant, Deciphera Pharmaceuticals, LLC and the other parties named therein, dated October 2, 2017. (Incorporated by reference to Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2017) (1)

3.1	Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 5, 2017).

3.2	Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on October 5, 2017).

10.1	Lease Agreement, dated May 29, 2018, by and between Deciphera Pharmaceuticals, Inc. and 200 Smith NWALP Property Owner LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 31, 2018).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101INS	XBRL Instance Document.

101SCH	XBRL Taxonomy Extension Schema Document.

101CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed herewith.
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