Form 10-Q
period 2018-09-30
Deciphera Pharmaceuticals, Inc.
filed 2018-11-08
CIK 1654151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 31, 2018 there were 37,661,201 shares of Common Stock, $0.01 par value per share, outstanding.

Deciphera Pharmaceuticals, Inc.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements, which reflect our current views with respect to, among other things, our operations and financial performance. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plan, objectives of management and expected market growth are forward-looking statements. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under “Risk Factors” and include, among other things:

•	the success, cost and timing of our product development activities and clinical trials, including the timing of our ongoing and planned Phase 3 trials;

•

our ability to obtain and maintain regulatory approval for DCC-2618 or any of our other current or future drug candidates, and any related restrictions, limitations, and/or warnings in the label of an approved drug candidate;

•	our expectations regarding the size of target patient populations for our drug candidates, if approved for commercial use, and any additional drug candidates we may develop;

•	our ability to obtain funding for our operations;

•	our ability to manufacture sufficient quantities of DCC-2618 to support our planned clinical trials and, if approved, commercialization;

•	the commercialization of our drug candidates, if approved;

•	our plans to research, develop and commercialize our drug candidates, including the timing of our ongoing and planned Phase 3 trials;

•	our ability to attract collaborators with development, regulatory and commercialization expertise;

•	our expectations regarding our ability to obtain, maintain, enforce and defend our intellectual property protection for our drug candidates;

•	future agreements with third parties in connection with the commercialization of DCC-2618, or any of our other current or future drug candidates;

•	the size and growth potential of the markets for our drug candidates, and our ability to serve those markets;

•	the rate and degree of market acceptance of our drug candidates, as well as the reimbursement coverage for our drug candidates;

•	regulatory and legal developments in the United States and foreign countries;

•	the performance of our third-party suppliers and manufacturers;

•	the success of competing therapies that are or may become available;

•	our ability to attract and retain key scientific or management personnel;

•	the accuracy of our estimates regarding expenses, future revenues, capital requirements and needs for additional financing;

•	our expectations regarding the period during which we qualify as an emerging growth company under the JOBS Act; and

•	our use of the proceeds from our initial public offering and our follow-on public offering.

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

Deciphera Pharmaceuticals, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$320,875	$196,754
Prepaid expenses and other current assets	4,734	1,428

Total current assets	325,609	198,182
Long-term investment—restricted	1,069	—
Property and equipment, net	19,238	838
Other assets	—	75

Total assets	$345,916	$199,095

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,051	$4,395
Accrued expenses and other current liabilities	11,406	9,233
Notes payable to related party	187	187

Total current liabilities	17,644	13,815
Notes payable to related party, net of current portion	1,154	1,294
Lease liability, net of current portion	17,538	—
Other long-term liabilities	212	13

Total liabilities	36,548	15,122

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value per share; 125,000,000 shares authorized; 37,661,201 shares and 32,591,686 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	377	326
Additional paid-in capital	572,415	379,516
Accumulated deficit	(263,424)	(195,869)

Total stockholders’ equity	309,368	183,973

Total liabilities and stockholders’ equity	$345,916	$199,095

The accompanying notes are an integral part of these consolidated financial statements.

Deciphera Pharmaceuticals, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	$—	$—	$—	$—

Operating expenses:
Research and development	20,630	9,751	55,531	23,856
General and administrative	5,259	2,430	14,738	6,741

Total operating expenses	25,889	12,181	70,269	30,597

Loss from operations	(25,889)	(12,181)	(70,269)	(30,597)

Other income (expense):
Interest expense	(21)	(23)	(64)	(72)
Interest and other income, net	1,475	166	2,778	297

Total other income (expense), net	1,454	143	2,714	225

Net loss and comprehensive loss	$(24,435)	$(12,038)	$(67,555)	$(30,372)

Net loss per share—basic and diluted	$(0.65)	$(1.04)	$(1.95)	$(2.61)

Weighted average common shares outstanding—basic and diluted	37,654,324	11,626,287	34,623,773	11,626,287

The accompanying notes are an integral part of these consolidated financial statements.

Deciphera Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(67,555)	$(30,372)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	6,883	2,022
Depreciation and amortization expense	218	101
Loss on disposal of property and equipment	—	10
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(3,231)	195
Accounts payable	1,734	1,439
Accrued expenses and other current liabilities	1,837	2,638
Other long-term liabilities	199	18

Net cash used in operating activities	(59,915)	(23,949)

Cash flows from investing activities:
Purchases of property and equipment	(822)	(276)
Increase in restricted investments	(1,069)	—

Net cash used in investing activities	(1,891)	(276)

Cash flows from financing activities:
Proceeds from follow-on public offering, net of underwriting discounts and commissions	185,933	—
Proceeds from issuance of convertible preferred shares	—	52,300
Repayment of notes payable to related party	(140)	(140)
Payments of public offering costs	(674)	(2,818)
Payments of convertible preferred share issuance costs	—	(429)
Proceeds from exercise of stock options	808	—

Net cash provided by financing activities	185,927	48,913

Net increase in cash and cash equivalents	124,121	24,688
Cash and cash equivalents at beginning of period	196,754	57,461

Cash and cash equivalents at end of period	$320,875	$82,149

Supplemental disclosure of cash flow information:
Cash paid for interest	$64	$72
Supplemental disclosure of non-cash investing activities:
Purchases of property and equipment included in accounts payable	$—	$52
Amounts capitalized under build-to-suit lease transaction	$17,874	$—
Supplemental disclosure of non-cash financing activities:
Offering costs included in accounts payable or accrued expenses	$—	$1,394

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

The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. Since inception, the Company has incurred recurring losses including net losses of $67.6 million and $50.3 million for the nine months ended September 30, 2018 and the year ended December 31, 2017, respectively. As of September 30, 2018, the Company had an accumulated deficit of $263.4 million. The Company expects to continue to generate operating losses in the foreseeable future. The Company expects that its cash and cash equivalents of $320.9 million as of September 30, 2018 will be sufficient to fund its operating expenses, capital expenditure requirements and debt service payments through at least 12 months from the issuance date of these consolidated financial statements. The future viability of the Company is dependent on its ability to raise additional capital to fund its operations.

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

Unaudited Interim Financial Information

The consolidated balance sheet at December 31, 2017 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The accompanying unaudited consolidated financial statements as of September 30, 2018 and for the three and nine months ended September 30, 2018 and 2017 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, on file with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s consolidated financial position as of September 30, 2018 and consolidated results of operations for the three and nine months ended September 30, 2018 and 2017 and consolidated cash flows for the nine months ended September 30, 2018 and 2017 have been made. The consolidated results of operations for the nine months ended September 30, 2018 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2018.

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

The Company’s cash equivalents are carried at fair value, determined according to the fair value hierarchy described above (see Note 3). The carrying values of the Company’s accounts payable and accrued expenses approximate their fair values due to the short-term nature of these liabilities. The fair value of the Company’s outstanding notes payable to related party (see Note 6) as of September 30, 2018 and December 31, 2017 approximated $1.1 million and $1.2 million, respectively. The fair value of the outstanding debt was estimated using a discounted cash flow analysis based on current market interest rates for debt issuances with similar remaining years to maturity, adjusted for credit risk, which represents a Level 3 measurement.

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in members’ deficit that result from transactions and economic events other than those with shareholders. There was no difference between net loss and comprehensive loss for each of the periods presented in the accompanying financial statements.

Net Loss per Share

Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding for the three and nine months ended September 30, 2018. Diluted net income (loss) per share is computed by dividing the diluted net income (loss) by the weighted average number of common shares, including potential dilutive common shares assuming the dilutive effect of outstanding stock options and unvested restricted common stock, as determined using the treasury stock method.

The Company did not have any common shares outstanding during the three and nine months ended September 30, 2017. To determine the weighted average shares outstanding for purpose of calculating net loss per share during those periods, the Company used the weighted average number of Series A convertible preferred shares outstanding because such shares represented the most subordinate share class outstanding during those periods. Share amounts for periods prior to the IPO have been retrospectively adjusted to give effect to the exchange of Series A convertible preferred shares into shares of common stock upon the Conversion (see Note 1).

For periods in which the Company has reported net losses, diluted net loss per common share is the same as basic net loss per common share, since dilutive common shares are not assumed to have been issued if their effect is antidilutive. The Company reported a net loss for the three and nine months ended September 30, 2018 and 2017.

The following potential dilutive securities, presented based on amounts outstanding at the end of each reporting period, have been excluded from the calculation of diluted net loss per share because including them would have had an anti-dilutive impact:

	As of September 30,
	2018	2017
Series B convertible preferred shares (as converted to common shares)	—	8,898,527
Series C convertible preferred shares (as converted to common shares)	—	3,900,381
Options to purchase common stock	5,810,507	4,092,710
Unvested restricted common stock units	20,000	—

	5,830,507	16,891,618

Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes existing revenue recognition guidance under GAAP. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard defines a five-step process to achieve this principle, and will require companies to use more judgment and make more estimates than under the current guidance. The Company expects that these judgments and estimates will include identifying performance obligations in the customer contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delays the effective date of ASU 2014-09 such that the standard is effective for public entities for annual periods beginning after December 15, 2017 and for interim periods within those fiscal years. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (“ASU 2016-08”), which further clarifies the implementation guidance on principal versus agent considerations in ASU 2014-09. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, clarifying the implementation guidance on identifying performance obligations and licensing. Specifically, the amendments in this update reduce the cost and complexity of identifying promised goods or services and improve the guidance for determining whether promises are separately identifiable. The amendments in this update also provide implementation guidance on determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”), which clarifies the objective of the collectability criterion, presentation of taxes collected from customers, non-cash consideration, contract modifications at transition, completed contracts at transition and how guidance in ASU 2014-09 is retrospectively applied. ASU 2016-08, ASU 2016-10 and ASU 2016-12 have the same effective dates and transition requirements as ASU 2014-09. In 2018, the Company adopted these standards using the modified retrospective approach which did not have an impact on the Company’s financial position, results of operations or cash flows as the Company does not currently have any revenue-generating arrangements.

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

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 will require lessees to recognize most leases on their balance sheet as a right-of-use asset and a lease liability. Leases will be classified as either operating or finance, and classification will be based on criteria similar to current lease accounting, but without explicit bright lines. The guidance is effective for annual reporting periods beginning after December 15, 2018 and interim periods within those fiscal years, and early adoption is permitted. ASU 2016-02 initially required adoption using a modified retrospective approach, under which all years presented in the financial statements would be prepared under the revised guidance. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842), which added an optional transition method under which financial statements may be prepared under the revised guidance for the year of adoption, but not for prior years. Under the latter method, entities will recognize a cumulative catch-up adjustment to the opening balance of retained earnings in the period of adoption. The Company is currently evaluating whether to early adopt ASU 2016-02, the method of adoption of this guidance and the impact that the adoption will have on its financial position, results of operations and cash flows.

In June 2018, the FASB issued ASU No. 2018-07, Compensation-Stock Compensation (Topic 718) – Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). This ASU is intended to simplify aspects of share-based compensation issued to non-employees by making the guidance consistent with the accounting for employee share-based compensation. The guidance is effective for annual reporting periods beginning after December 15, 2018 and interim periods within those fiscal years, and early adoption is permitted. The Company is currently evaluating whether to early adopt ASU 2018-07 and the impact that the adoption will have on its financial position, results of operations and cash flows.

3. Fair Value of Financial Assets

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	Fair Value Measurements at September 30, 2018 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$—	$265,818	$—	$265,818

Total	$—	$265,818	$—	$265,818

	Fair Value Measurements at December 31, 2017 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$—	$191,950	$—	$191,950

Total	$—	$191,950	$—	$191,950

The table above as of September 30, 2018 excludes a certificate of deposit in the amount of $1.1 million that the Company held to secure a letter of credit associated with a lease (see Note 8).

4. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Accrued external research and development expenses	$7,368	$6,625
Accrued payroll and related expenses	3,040	2,233
Accrued professional fees	644	353
Accrued other	354	22

	$11,406	$9,233

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

The Company has not recorded a tax benefit for its net losses in the three and nine months ended September 30, 2018 or since its Conversion as the Company has provided a valuation allowance for the full amount of its net deferred tax assets because it was more likely than not that any future benefit from deductible temporary differences and net operating loss and tax credit carryforwards would not be realized. The Company had gross deferred tax assets of $10.8 million at December 31, 2017.

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

In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118) which allows the Company to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. Since the Act was passed late in the fourth quarter of 2017, and ongoing guidance and accounting interpretation are expected over the next 12 months, the Company considers the accounting for the effect of the TCJA to be provisional in accordance with SAB 118 at September 30, 2018.

The Company has not recorded any amounts for unrecognized tax benefits as of September 30, 2018 or December 31, 2017. As of September 30, 2018 and December 31, 2017, the Company had no accrued interest or tax penalties recorded. The Company’s income tax return reporting periods since October 2, 2017 to present are open to income tax audit examination by the federal and state tax authorities.

6. Notes Payable to Related Party

Notes payable to related party as of September 30, 2018 and December 31, 2017 consisted of outstanding borrowings under a loan agreement and a security agreement (together, the “CRL Construction Loan”) with Clinical Reference Laboratory, Inc. (“CRL”), a related party (see Note 10), as follows (in thousands):

	September 30, 2018	December 31, 2017
Notes payable to related party	$1,341	$1,481
Less: Current portion	(187)	(187)

Notes payable to related party, net of current portion	$1,154	$1,294

Total interest expense was less than $0.1 million and $0.1 million for the three and nine months ended September 30, 2018 and 2017, respectively.

7. Stock-Based Awards

The Company grants stock-based awards under its 2017 Stock Option and Incentive Plan (the “2017 Plan”) and is authorized to issue common stock under its 2017 Employee Stock Purchase Plan (“ESPP”). The Company also has outstanding stock options under its 2015 Equity Incentive Plan but is no longer granting awards under this plan. As of September 30, 2018, 2,097,186 shares of common stock were available for issuance under the 2017 Plan. As of September 30, 2018, 632,666 shares of common stock were available for issuance to participating employees under the ESPP.

Stock-based compensation expense was classified in the statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Research and development expenses	$1,069	$459	$3,014	$797
General and administrative expenses	1,545	553	3,869	1,225

	$2,614	$1,012	$6,883	$2,022

As of September 30, 2018, total unrecognized compensation cost related to the unvested share-based awards was $29.5 million, which is expected to be recognized over a weighted average of 2.3 years.

8. Commitments and Contingencies

Leases

The Company has a three-year sublease agreement for office space in Waltham, Massachusetts that began in September 2016 and expires in September 2019. In addition, in August 2018, the Company entered into a nine-month sublease for additional office space in Waltham, Massachusetts that expires in May 2019.

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

The Company recorded rent expense of $0.3 million and $0.1 million during the three months ended September 30, 2018 and 2017, respectively, and $0.7 million and $0.4 million during the nine months ended September 30, 2018 and 2017, respectively.

The following table summarizes the future minimum lease payments due under the operating leases as of September 30, 2018 (in thousands):

Remainder of 2018 (three months)	$263
2019	767
2020	374

$1,404

Build-to-suit lease

In May 2018, the Company entered into a lease for office space in Waltham, Massachusetts. The lease term is expected to commence on May 1, 2019 and expires 10 years and 7 months from the commencement date, unless terminated earlier in accordance with the terms of the lease. The Company is entitled to two five-year options to extend. The initial annual base rent is approximately $2.0 million and will increase annually. The Company is obligated to pay its portion of real estate taxes and costs related to the premises, including costs of operations, maintenance, repair, replacement and management of the new leased premises. The Company is required to maintain a cash balance of $1.1 million to secure a letter of credit associated with the lease. This amount was classified as long-term investment—restricted in the consolidated balance sheet as of September 30, 2018.

The Company is not the legal owner of the leased space. However, in accordance with ASC 840, Leases, the Company is deemed to be the owner of the leased space during the construction period because of certain provisions within the lease agreement. As a result, as of September 30, 2018, the Company capitalized approximately $17.9 million (equal to the estimated cost of its leased portion of the premises) as construction-in-progress within property and equipment and recorded a corresponding build-to-suit facility lease financing obligation. As of September 30, 2018, the current portion of the lease financing obligation of $0.3 million was classified within accrued expenses and other current liabilities and the remaining $17.6 million was classified as a long-term lease liability, net of current portion, on its consolidated balance sheet. The construction is expected to be completed in the second quarter of 2019.

As of September 30, 2018, minimum commitments under this lease are as follows (in thousands):

Year Ending December 31,
2019	$170
2020	2,043
2021	2,088
2022	2,132
2023	2,177
Thereafter	13,783

$22,393

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

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and senior management that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of September 30, 2018 or December 31, 2017.

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

Total employer matching contributions related to these plans were $0.1 million and less than $0.1 million, respectively, for the three months ended September 30, 2018 and 2017 and $0.3 million and $0.1 million, respectively, for the nine months ended September 30, 2018 and 2017.

10. Related Parties

Clinical Reference Laboratory, Inc.

One of the members of the Company’s board of directors is the Chief Executive Officer of CRL. CRL is the owner of approximately 31% of Brightstar, a holder of more than 5% of the Company’s common stock.

The Company is a party to a loan agreement and a security agreement, each dated as of June 11, 2010, with CRL. The Company borrowed an aggregate of $2.8 million under the loan agreement to finance improvements to the Company’s biology and chemistry laboratories in Lawrence, Kansas. In December 2016, the loan was assigned to CHC, Inc., a related party, which owns 100% of CRL. Borrowings under the loan bear interest at a fixed rate equal to 6.0% per annum and the Company is required to make monthly payments of principal and interest, based on a 15-year straight-line amortization schedule. For each of the three months ended September 30, 2018 and 2017, the Company recorded less than $0.1 million of interest expense related to this loan. For each of the nine months ended September 30, 2018 and 2017, the Company recorded $0.1 million of interest expense related to this loan. For each of the nine months ended September 30, 2018 and 2017, the Company made $0.2 million in principal and interest payments under the loan. As of September 30, 2018 and December 31, 2017, principal amounts owed under the loan agreement totaled $1.3 million and $1.5 million, respectively (see Note 6).

The Company is party to a master services agreement, effective as of May 20, 2013, with CRL under which the Company purchased and expects to continue to purchase laboratory services. Under the agreement, the Company has agreed to use CRL on an exclusive basis for laboratory testing needs. For each of the three months ended September 30, 2018 and 2017, the Company recorded $0.2 million of research and development expense incurred under this agreement. For the nine months ended September 30, 2018 and 2017, the Company recorded $0.7 million and $0.3 million, respectively, of research and development expense incurred under this agreement, of which $0.5 million and $0.2 million, respectively, was paid to CRL during those same periods. As of September 30, 2018 and December 31, 2017, total amounts owed to CRL for laboratory services were $0.2 million and $0.1 million, respectively, which amounts were included in accounts payable and accrued expenses. The Company is not committed to purchase any minimum amounts under the agreement.

In 2015, the Company entered into an agreement with CRL under which the Company became a participating employer in CRL’s 401(k) plan. Effective January 1, 2018, the Company adopted the 2018 401(k) Plan to which employees’ and former employees’ accounts were transitioned from the CRL 401(k) Plan. For the three and nine months ended September 30, 2018, no contributions were made by employees of the Company to the CRL 401(k) Plan. For the three and nine months ended September 30, 2017, the total amount of contributions made by employees of the Company under the CRL 401(k) Plan was $0.1 million and $0.4 million, respectively.

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

Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our drug candidates. Our net loss was $67.6 million for the nine months ended September 30, 2018 and $50.3 million for the year ended December 31, 2017. As of September 30, 2018, we had an accumulated deficit of $263.4 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly as we:

•	continue enrollment in and proceed with the expansion cohorts of our Phase 1 clinical trial for DCC-2618;

•	continue with our ongoing and planned pivotal Phase 3 clinical trials of DCC-2618;

•	continue with our ongoing and planned clinical programs for DCC-3014 and rebastinib;

•	develop any other future drug candidates we may choose to pursue;

•	continue research and development and drug discovery and initiate additional clinical trials;

•	seek marketing approval for any of our drug candidates that successfully complete clinical development;

•

develop and scale up our capabilities to support our ongoing preclinical activities and clinical trials for our drug candidates and commercialization of any of our drug candidates for which we obtain marketing approval, including without limitation, our efforts to scale up drug substance and drug product manufacturing capabilities for commercial-grade product;

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

As of September 30, 2018, we had cash and cash equivalents of $320.9 million. We believe that our existing cash and cash equivalents will enable us to fund our operating expenses, capital expenditure requirements and debt service payments into the second half of 2020. See “Liquidity and Capital Resources.”

In October 2018, the Company announced that it had initiated an open-label, multicenter, Phase 1b/2 trial of rebastinib in combination with paclitaxel to assess safety, tolerability, pharmacokinetics and efficacy in patients with advanced or metastatic solid tumors. In this two-part Phase 1b/2 clinical trial, rebastinib will be evaluated for the treatment of patients with advanced or metastatic solid tumors in combination with paclitaxel. Part 1 is designed to evaluate the safety, tolerability and pharmacokinetics of 50 mg and 100 mg rebastinib twice daily (BID) when administered in combination with paclitaxel, and to determine the recommended phase 2 dose (RP2D) of rebastinib in combination with paclitaxel, in patients with advanced or metastatic solid tumors that are refractory to standard therapies. In part 2, the safety, tolerability and efficacy of the RP2D of rebastinib in combination with weekly paclitaxel will be assessed across multiple cohorts, including: breast cancer, ovarian cancer, and endometrial cancer. This trial will enroll up to 36 evaluable patients in part 1 and up to 132 evaluable patients in part 2. In addition to the Phase 1b/2 clinical trial with paclitaxel, we intend to initiate a second Phase 1b/2 clinical trial of rebastinib in combination with carboplatin in the first quarter of 2019.

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

The table below summarizes our research and development expenses incurred by development program:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in thousands)
DCC-2618	$11,537	$5,453	$31,420	$12,515
DCC-3014	347	541	2,004	1,820
Rebastinib	1,577	117	2,379	331
Discontinued program	63	124	443	594
Unallocated expenses	7,106	3,516	19,285	8,596

Total research and development expenses	$20,630	$9,751	$55,531	$23,856

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

Results of Operations

Comparison of the Three Months Ended September 30, 2018 and 2017

The following table summarizes our results of operations for the three months ended September 30, 2018 and 2017:

	Three Months Ended
	September 30,
	2018	2017	Change
	(in thousands)
Revenue	$—	$—	$—

Operating expenses:
Research and development	20,630	9,751	10,879
General and administrative	5,259	2,430	2,829

Total operating expenses	25,889	12,181	13,708

Loss from operations	(25,889)	(12,181)	(13,708)

Other income (expense):
Interest expense	(21)	(23)	2
Interest and other income, net	1,475	166	1,309

Total other income (expense), net	1,454	143	1,311

Net loss	$(24,435)	$(12,038)	$(12,397)

Research and Development Expenses

	Three Months Ended
	September 30,
	2018	2017	Change
	(in thousands)
Direct research and development expenses by program:
DCC-2618	$11,537	$5,453	$6,084
DCC-3014	347	541	(194)
Rebastinib	1,577	117	1,460
Discontinued program	63	124	(61)
Unallocated expenses:
Personnel related (including share-based compensation)	4,892	2,181	2,711
Facility related and other	2,214	1,335	879

Total research and development expenses	$20,630	$9,751	$10,879

Expenses related to our DCC-2618 program increased primarily as a result of increases in clinical trial costs of $4.4 million and manufacturing costs of $1.7 million. The increase in clinical trial costs was due to increased costs related to the pivotal Phase 3 trial in fourth-line and fourth-line plus GIST, which was initiated in January 2018. In addition, clinical trial costs increased due to start-up activities related to a second pivotal Phase 3 trial in second-line GIST which is expected to be initiated by the end of 2018. Chemistry, manufacturing and controls, or CMC, and manufacturing costs for the DCC-2618 program increased as a result of process development activities to support anticipated drug requirements for commercialization and the manufacture of registration lots to support the submission of a new drug application.

Expenses related to our rebastinib program increased primarily as a result of start-up activities related to our Phase 1b/2 trial of rebastinib in combination with paclitaxel which was initiated in October 2018.

The increase in personnel-related costs included in unallocated expenses was due to an increase in headcount in our research and development function. Personnel-related costs for the three months ended September 30, 2018 and 2017 included stock-based compensation expense of $1.1 million and $0.5 million, respectively. The increase in stock-based compensation expense was primarily related to additional employee stock options and a higher value of our common stock. The increase in facility-related and other costs included in unallocated expenses was primarily due to an increase in recruitment costs and costs incurred in connection with our early-stage drug discovery programs.

General and Administrative Expenses

	Three Months Ended
	September 30,
	2018	2017	Change
	(in thousands)
Personnel related (including share-based compensation)	$2,833	$1,265	$1,568
Professional and consultant fees	1,559	883	676
Facility related and other	867	282	585

Total general and administrative expenses	$5,259	$2,430	$2,829

The increase in personnel-related costs was primarily a result of an increase in stock-based compensation expense. Personnel-related costs for the three months ended September 30, 2018 and 2017 included stock-based compensation expense of $1.5 million and $0.6 million, respectively. The increase in stock-based compensation expense was primarily related to additional employee stock options and a higher value of our common stock. The increase in professional and consultant fees was primarily due to an increase in various advisory fees, including those related to legal and accounting associated with operating as a public company. The increase in facility-related and other costs was primarily due to director and officer insurance costs and higher rent expense related to our new lease.

Interest and Other Income, Net

The increase in interest and other income, net, was primarily due to an increase in interest income resulting from net proceeds from our IPO in October 2017 and follow-on public offering in June 2018.

Comparison of the Nine Months Ended September 30, 2018 and 2017

The following table summarizes our results of operations for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended
	September 30,
	2018	2017	Change
	(in thousands)
Revenue	$—	$—	$—

Operating expenses:
Research and development	55,531	23,856	31,675
General and administrative	14,738	6,741	7,997

Total operating expenses	70,269	30,597	39,672

Loss from operations	(70,269)	(30,597)	(39,672)

Other income (expense):
Interest expense	(64)	(72)	8
Interest and other income, net	2,778	297	2,481

Total other income (expense), net	2,714	225	2,489

Net loss	$(67,555)	$(30,372)	$(37,183)

Research and Development Expenses

	Nine Months Ended
	September 30,
	2018	2017	Change
	(in thousands)
Direct research and development expenses by program:
DCC-2618	$31,420	$12,515	$18,905
DCC-3014	2,004	1,820	184
Rebastinib	2,379	331	2,048
Discontinued program	443	594	(151)
Unallocated expenses:
Personnel related (including share-based compensation)	13,408	5,486	7,922
Facility related and other	5,877	3,110	2,767

Total research and development expenses	$55,531	$23,856	$31,675

Expenses related to our DCC-2618 program increased primarily as a result of increases in clinical trial costs of $13.3 million and manufacturing costs of $5.0 million. The increase in clinical trial costs was due to increased costs related to our pivotal Phase 3 trial in fourth-line and fourth-line plus GIST, which was initiated in January 2018 and increased costs related to the expansion cohorts of our Phase 1 clinical trial of DCC-2618 which began enrollment in May 2017. In addition, clinical trial costs increased due to start-up activities related to a second pivotal Phase 3 trial in second-line GIST which is expected to be initiated by the end of 2018. CMC development and manufacturing costs for the DCC-2618 program increased as a result of process development activities to support anticipated drug requirements for commercialization and the manufacture of registration lots to support the submission of a new drug application.

Expenses related to our rebastinib program increased primarily as a result of start-up activities related to our Phase 1b/2 trial of rebastinib in combination with paclitaxel which was initiated in October 2018.

The increase in personnel-related costs included in unallocated expenses was due to an increase in headcount in our research and development function. Personnel-related costs for the nine months ended September 30, 2018 and 2017 included stock-based compensation expense of $3.0 million and $0.8 million, respectively. The increase in stock-based compensation expense was primarily related to additional employee stock options and a higher value of our common stock. The increase in facility-related and other costs included in unallocated expenses was primarily due to increased costs of $1.3 million incurred in connection with our early-stage drug discovery programs and increased consultant fees of $0.7 million.

General and Administrative Expenses

	Nine Months Ended
	September 30,
	2018	2017	Change
	(in thousands)
Personnel related (including share-based compensation)	$7,013	$3,393	$3,620
Professional and consultant fees	5,759	2,561	3,198
Facility related and other	1,966	787	1,179

Total general and administrative expenses	$14,738	$6,741	$7,997

The increase in personnel-related costs was primarily a result of an increase in stock-based compensation expense and an increase in headcount. Personnel-related costs for the nine months ended September 30, 2018 and 2017 included stock-based compensation expense of $3.9 million and $1.2 million, respectively. The increase in stock-based compensation expense was primarily related to additional employee stock options and a higher value of our common stock. The increase in professional and consultant fees was primarily due to an increase in various advisory fees, including those related to legal and accounting associated with operating as a public company as well as recruitment costs and costs incurred for pre-commercialization activities. The increase in facility-related and other costs was primarily due to director and officer insurance costs.

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

Cash Flows

As of September 30, 2018, our principal sources of liquidity were cash and cash equivalents of $320.9 million.

The following table summarizes our sources and uses of cash and cash equivalents for each of the periods presented:

	Nine Months Ended
	September 30,
	2018	2017
	(in thousands)
Cash used in operating activities	$(59,915)	$(23,949)
Cash used in investing activities	(1,891)	(276)
Cash provided by financing activities	185,927	48,913

Net increase in cash and cash equivalents	$124,121	$24,688

Operating Activities

During the nine months ended September 30, 2018, operating activities used $59.9 million of cash, primarily resulting from our net loss of $67.6 million, offset by non-cash charges of $7.1 million and cash provided by changes in our operating assets and liabilities of $0.5 million. Net cash provided by changes in our operating assets and liabilities for the nine months ended September 30, 2018 consisted primarily of a $3.8 million increase in accounts payable and accrued expenses and other liabilities, partially offset by an increase in prepaid expenses and other current assets of $3.2 million.

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

Investing Activities

During the nine months ended September 30, 2018 and 2017, we used $0.8 million and $0.3 million, respectively, to purchase property and equipment. During the nine months ended September 30, 2018, we increased our restricted investments by $1.1 million to secure a letter of credit associated with our new lease.

Financing Activities

During the nine months ended September 30, 2018, net cash provided by financing activities was $185.9 million, consisting primarily of proceeds from our follow-on public offering in June 2018, net of underwriting discounts and commissions, of $185.9 million and proceeds from the exercise of stock options of $0.8 million, partially offset by $0.7 million of payments of offering costs and $0.1 million of repayments of notes payable to a related party.

During the nine months ended September 30, 2017, net cash provided by financing activities was $48.9 million, consisting primarily of net proceeds of $51.9 million from the sale of series C preferred shares, partially offset by $2.8 million of payments of initial public offering costs and $0.1 million of repayments of notes payable to a related party.

Construction Loan

We are party to a loan agreement and a security agreement, each dated as of June 11, 2010, with Clinical Reference Laboratory, Inc., or CRL, a related party. The loan was assigned to CHC, Inc., a related party, in December 2016. As of September 30, 2018 and December 31, 2017, there was $1.3 million and $1.5 million, respectively, in principal outstanding under the loan.

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

As of September 30, 2018, we had cash and cash equivalents of $320.9 million. We believe that our existing cash and cash equivalents will enable us to fund our operating expenses, capital expenditure requirements and debt service payments into the second half of 2020. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

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

Contractual Obligations and Commitments

The following summarizes our principal contractual obligations and commitments as of September 30, 2018 that have changed significantly since December 31, 2017 and the effects such obligations are expected to have on our liquidity and cash flow in future periods. Contractual obligations and commitments that were presented in our Annual Report on Form 10-K for the year ended December 31, 2017, but omitted below, represent those that have not changed significantly since that date.

	Payments Due By Period
	Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	More Than 5 Years
	(in thousands)
Lease commitments (1)	$22,393	$—	$4,301	$4,309	$13,783

Total	$22,393	$—	$4,301	$4,309	$13,783

(1)

In May 2018, we entered into a lease for approximately 45,000 square feet of office space in Waltham, Massachusetts. The term of the lease commences upon the landlord’s substantial completion of the initial buildout of the premises, which is expected to occur on or about May 1, 2019 and shall continue for a period of approximately 10 years and seven months, unless earlier terminated in accordance with the terms of the lease. We are not the legal owner of the leased space. However, we are deemed to be the owner of the leased space during the construction period because of certain provisions within the lease agreement. As a result, as of September 30, 2018, we capitalized approximately $17.9 million (equal to the estimated cost of our leased portion of the premises) as construction-in-progress within property and equipment and recorded a corresponding build-to-suit facility lease financing obligation on our consolidated balance sheet.

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

Our cash and cash equivalents as of September 30, 2018 consisted of cash and money market accounts. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of interest rates. Because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our financial position or results of operations. As of September 30, 2018, our outstanding indebtedness accrued interest at a fixed interest rate. As a result, a change in market interest rates would not have had any impact on our financial position or results of operations.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Investment in pharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are a clinical-stage biopharmaceutical company that was formed and commenced operations in 2003. We have no approved products for commercial sale and have not generated any revenue from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we have never been profitable and have incurred losses in each year since inception. For the nine months ended September 30, 2018 and the year ended December 31, 2017, we reported a net loss of $67.6 million and $50.3 million, respectively. As of September 30, 2018, we had an accumulated deficit of $263.4 million.

Since our inception, we have focused substantially all of our efforts and financial resources on developing our proprietary compound library, and the preclinical and clinical development of our drug candidates, DCC-2618, DCC-3014, rebastinib and our former drug candidate, which was discontinued and which we no longer plan to develop. To date, we have funded our operations primarily with proceeds from the sales of our common stock in public offerings, sales of preferred shares, proceeds from the issuance of convertible notes, payments received under a concluded collaboration agreement, borrowings under a construction loan and research and development grants from the Kansas Bioscience Authority, or KBA. Since our inception, we received an aggregate of $573 million in net proceeds from such transactions. As of September 30, 2018, our cash and cash equivalents were $320.9 million.

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

Our ability to become profitable depends upon our ability to generate revenue. To date, we have not generated any revenue from our drug candidates, and we do not know when, or if, we will generate any revenue. We do not expect to generate significant revenue unless and until we obtain marketing approval for, and begin to sell, DCC-2618, or our other drug candidates. Our ability to generate revenue depends on a number of factors, including, but not limited to, our ability to:

•	successfully complete our first Phase 3 clinical trial of DCC-2618 for the treatment of fourth-line and fourth-line plus gastrointestinal stromal tumors, or GIST;

•	initiate and successfully complete our second Phase 3 clinical trial of DCC-2618 for the treatment of second-line GIST;

•	initiate and successfully complete other later-stage clinical trials that meet their clinical endpoints;

•	initiate and successfully complete all safety studies required to obtain U.S. and foreign marketing approval for DCC-2618 as a treatment for GIST or other indications;

•	subject to obtaining favorable results from our Phase 3 trials, applying for and obtaining marketing approval for DCC-2618;

•	successfully manufacture or contract with others to manufacture DCC-2618 and our other drug candidates;

•	commercialize DCC-2618, if approved, by building a sales force or entering into collaborations with third parties;

•	obtain, maintain, protect and defend our intellectual property portfolio; and

•	achieve market acceptance of DCC-2618 in the medical community and with third-party payors.

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

While we designed DCC-2618 to inhibit the full spectrum of the known mutant or amplified KIT and PDGFRα kinases that drive cancers such as GIST, we may find that patients treated with DCC-2618 have or develop mutations that confer resistance to treatment. We are aware of a secondary mutation in PDGFRα, in a patient not treated with DCC-2618, where the potency of inhibition determined in vitro assays by DCC-2618 suggests that this mutation may confer resistance to DCC-2618 in patients. We may identify other additional mutations in PDGFRα or mutations in KIT that are resistant to DCC-2618. If patients have or develop resistance to treatment with our drug candidates, we may be unable to successfully complete our clinical trials, obtain regulatory approval of, and commercialize our drug candidates.

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

We may be required to conduct additional clinical trials or other testing of our drug candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical trials for our drug candidates or other testing, obtain results of these trials or tests that are not positive or are only modestly positive or if there are safety concerns. For example, in GIST, we have initiated the first pivotal Phase 3 trial of DCC-2618 in fourth-line and fourth-line plus GIST and plan to initiate a second Phase 3 clinical trial in second-line GIST. In addition, while we plan to conduct only one pivotal Phase 3 trial for each indication of fourth-line and fourth-line plus GIST and second-line GIST, for a single randomized trial to support submission to FDA of a new drug application, or NDA, the trial must be well-designed, well-conducted, with a favorable risk/benefit ratio, and provide statistically persuasive efficacy findings so compelling that a second trial would be unethical or practically impossible to repeat. In addition, certain data that we have presented to date have been generated and reviewed at the clinical sites and are preliminary. The data may be subject to subsequent central review, and based on that review, there may be changes to these data which may not be favorable. For example, in our ongoing Phase 1 clinical trial of DCC-2618, there have been differences observed between imaging data assessed at the clinical sites in accordance with the Phase 1 protocol and by central review, including some instances where central review’s findings regarding the number of objective responses were less favorable than those previously reported. In addition to certain imaging results from our Phase 1 trial, we also plan to have all of the data from our Phase 3 trials of DCC-2618 centrally reviewed. The results from our Phase 3 trials of DCC-2618 in which all data will be subject to central review may be less favorable than the results of the escalation stage of our Phase 1 trial of DCC-2618 that were based on data that has not been subject to central review. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their drug candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products.

We intend to change the manufacturing process we are using to make clinical supplies of DCC-2618 for our ongoing clinical trials in anticipation of greater drug requirements for commercialization, if we obtain regulatory approval. We will be required to demonstrate comparability, which will include conducting a bioequivalence study, of DCC-2618 made with the new process to DCC-2618 from what we have used in clinical trials to date. If we are unable to establish comparability or bioequivalency, or are unable to agree with FDA on a timely basis regarding the study design necessary to do so, the commercialization of DCC-2618 may be substantially delayed or constrained by supply. If we are unable to manufacture sufficient quantities of DCC-2618 to meet commercial demand, our business and results of operations will be harmed.

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

Specifically, there are a large number of pharmaceutical and biotechnology companies developing or marketing treatments for cancer that would be competitive with the drug candidates we are developing, if our drug candidates are approved. Many of these companies are developing cancer therapeutics that are also kinase inhibitors. Although there are currently marketed drugs that have activity in GIST through their targeting of primary and secondary KIT mutants, no currently marketed drug directly targets certain secondary resistance mutations in KIT and PDGFRα, or provides coverage of all KIT and PDGFRα mutants. With respect to DCC-2618, there are a number of large pharmaceutical companies and biotechnology companies marketing small molecule drugs or biologic drugs for the treatment of GIST, including Novartis AG, Pfizer Inc., and Bayer AG. We are also aware of pharmaceutical and biotechnology companies developing drugs for the treatment of GIST and systemic mastocytosis including AB Science S.A., Allakos Inc., Arog Pharmaceuticals, Inc., ARIAD Pharmaceuticals, Inc., a wholly owned subsidiary of Takeda Pharmaceuticals U.S.A., Blueprint Medicines Corporation, Bristol-Myers Squibb Company, Celldex Therapeutics, Inc., Novartis AG, Plexxikon Inc., a wholly owned subsidiary of Daiichi Sanyko Company, Limited and Xencor, Inc. Some of these competitors are further along in their clinical development programs than we are in ours. Further, there are a large number of pharmaceutical and biotechnology companies developing antibody or small molecule colony stimulating factor receptor 1, or CSF1R, inhibitors that we are seeking to target in our DCC-3014 program, including Array BioPharma Inc., Amgen Inc., Eli Lilly and Company, Bristol-Myers Squibb Company, Five Prime Therapeutics, Inc., Roche Holding Ltd, Novartis AG, Plexxikon Inc. and Syndax Pharmaceuticals, Inc.

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

We currently hold $7.0 million in product liability insurance coverage in the aggregate for the United States and certain other jurisdictions, with a per incident limit of $7.0 million, which may not be adequate to cover all liabilities that we may incur. We likely will need to increase our insurance coverage as we expand our clinical trials or if we commence commercialization of our drug candidates. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

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

We currently rely on various third-party clinical research organizations, or CROs, to conduct our ongoing Phase 1 clinical trials for DCC-2618 and DCC-3014 and our ongoing Phase 3 clinical trial of DCC-2618 in fourth-line and fourth-line plus GIST patients and do not plan to independently conduct any clinical trials for our other drug candidates. We expect to continue to rely on third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators, to conduct our clinical trials. Agreements with these third parties might terminate for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements, that would delay our product development activities.

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

The process of obtaining marketing approvals, both in the United States and abroad, is expensive, may take many years if additional clinical trials are required, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the drug candidates involved. For example, we plan to initiate a pivotal Phase 3 trial for DCC-2618 in second-line GIST. In addition, while we plan to conduct only one pivotal Phase 3 trial for each indication of fourth-line GIST and second-line GIST, for a single randomized trial to support an NDA, the trial must be well-designed, well-conducted, with a favorable risk/benefit ratio, and provide statistically persuasive efficacy findings so compelling that a second trial would be unethical or practically impossible to repeat. Further, changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional nonclinical, clinical or other studies. In addition, varying interpretations of the data obtained from nonclinical and clinical testing could delay, limit or prevent marketing approval of a drug candidate. Any marketing approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable. If we experience delays in obtaining approval or if we fail to obtain approval of our drug candidates, the commercial prospects for our drug candidates may be harmed and our ability to generate revenues will be materially impaired.

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

As of October 31, 2018, our executive officers and directors, combined with our stockholders who own more than 5% of our outstanding capital stock, beneficially own shares, in the aggregate, representing approximately 64% of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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

Our stock price is likely to be volatile. The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. Since our common stock began trading on The NASDAQ Global Select Market on September 28, 2017, our stock has traded at prices as low as $15.15 per share and as high as $45.61 per share through October 31, 2018. The market price for our common stock may be influenced by many factors, including:

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

As of September 30, 2018, we estimate that we have used approximately $61.9 million of the net proceeds from our initial public offering for clinical development of our drug candidates and research activities and for working capital and other general corporate purposes. We have invested the unused net proceeds from the offering in money market accounts. There has been no material change in our planned use of the net proceeds from the offering as described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on September 28, 2017.

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

DECIPHERA PHARMACEUTICALS, INC.

Date: November 8, 2018	By:	/s/ Thomas P. Kelly
Thomas P. Kelly
Chief Financial Officer (Principal Financial and Accounting Officer)