Form 10-K
period 2018-12-31
Deciphera Pharmaceuticals, Inc.
filed 2019-03-14
CIK 1654151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Act.   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of Common Stock held by non-affiliates of the registrant computed by reference to the price of the registrant’s Common Stock (based on the last reported sale price on the Nasdaq Global Select Market as of such date) was $463.5 million. As of February 28, 2019 there were 38,189,052 shares of Common Stock, $0.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2019 Annual Meeting of Stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2018, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Deciphera Pharmaceuticals Inc.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements, which reflect our current views with respect to, among other things, our operations and financial performance. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plan, objectives of management and expected market growth are forward-looking statements. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under “Risk Factors” and include, among other things:

•	the success, cost and timing of our product development activities and clinical trials, including the timing of our ongoing Phase 3 trials;

•

our ability to obtain and maintain regulatory approval for ripretinib (DCC-2618) or any of our other current or future drug candidates, and any related restrictions, limitations, and/or warnings in the label of an approved drug candidate;

•	our expectations regarding the size of target patient populations for our drug candidates, if approved for commercial use, and any additional drug candidates we may develop;

•	our ability to obtain funding for our operations;

•	our ability to manufacture sufficient quantities of ripretinib to support our planned clinical trials and, if approved, commercialization;

•	the commercialization of our drug candidates, if approved;

•	our plans to research, develop and commercialize our drug candidates, including the timing of our ongoing Phase 3 trials;

•	our ability to attract collaborators with development, regulatory and commercialization expertise;

•	our expectations regarding our ability to obtain, maintain, enforce and defend our intellectual property protection for our drug candidates;

•	future agreements with third parties in connection with the commercialization of ripretinib, or any of our other current or future drug candidates;

•	the size and growth potential of the markets for our drug candidates, and our ability to serve those markets;

•	the rate and degree of market acceptance of our drug candidates, as well as the reimbursement coverage for our drug candidates;

•	regulatory and legal developments in the United States and foreign countries;

•	the performance of our third-party suppliers and manufacturers;

•	the success of competing therapies that are or may become available;

•	our ability to attract and retain key scientific or management personnel;

•	the accuracy of our estimates regarding expenses, future revenues, capital requirements and needs for additional financing;

•	our expectations regarding the period during which we qualify as an emerging growth company under the JOBS Act; and

•	our use of the proceeds from our initial public offering and our follow-on public offering.

These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Annual Report on Form 10-K and our prior filings with the SEC. You should read this Annual Report on Form 10-K and the documents that we have filed as exhibits to this Annual Report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. The forward-looking statements contained in this Annual Report on Form 10-K are made as of the date of this Annual Report on Form 10-K, and we undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

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

We are studying our lead drug candidate, ripretinib (DCC-2618) in two ongoing Phase 3 studies in gastrointestinal stromal tumors, or GIST, and in an ongoing Phase 1 trial in patients with multiple advanced malignancies, including GIST. Our first Phase 3 study, INVICTUS, is in fourth-line and fourth-line plus GIST patients, for whom there are currently no approved therapies. INVICTUS was fully enrolled as of November 2018 and is expected to report initial top-line results in mid-2019. Our second Phase 3 study, INTRIGUE, in second-line GIST patients, was initiated in December 2018. In addition, we have an ongoing Phase 1 trial studying ripretinib in patients with different stages of GIST, as well as in patients with advanced systemic mastocytosis, or ASM, and other solid tumors driven by KIT or PDGFRα including gliomas, melanoma, non-small cell lung cancer, or NSCLC, germ cell cancer, penile cancer and soft tissue sarcomas, as well as a cohort for GIST and other solid tumors with renal impairment. We expect to report data from one or more of these expansion cohorts in 2019.

At the European Society of Medical Oncology 2018 Congress, or ESMO 2018, in October 2018, we reported updated preliminary results from our ongoing Phase 1 trial of ripretinib in patients with GIST with a data cutoff date of August 31, 2018. These data included median progression free survival, or mPFS, objective response rates by best response, or ORR, and disease control rates at three months, or DCR, in each case as determined by investigator-assessed Response Evaluation Criteria in Solid Tumors, or RECIST, version 1.1 across 178 patients receiving ripretinib at doses of >100mg daily. In 67 second- and third-line GIST patients we observed a preliminary mPFS of 40 weeks, an ORR of 21% and a DCR of 81%. In 111 fourth-line and fourth-line plus GIST patients, we observed a preliminary mPFS of 24 weeks, an ORR of 9% and a DCR of 66%.

In addition to ripretinib, we are developing two other clinical-stage drug candidates using our platform, DCC-3014 and rebastinib. These two drug candidates target the macrophage tumor microenvironment.

DCC-3014 is an investigational, orally administered, potent and highly selective inhibitor of CSF1R, a kinase that controls the survival and function of certain immunosuppressive tumor associated macrophages, or TAMs. Mutations in CSF1R also are associated with certain hematological malignancies including chronic myelomonocytic leukemia and acute myeloblastic leukemia. In January 2019 we announced positive, preliminary, top-line data from the ongoing dose escalation part of our Phase 1 trial with DCC-3014 in patients with advanced malignancies. In addition, we announced a plan to expand the Phase 1 trial to evaluate DCC-3014 in patients diagnosed with Tenosynovial Giant Cell Tumors, or TGCT. We will also continue to evaluate the potential to study DCC-3014 in combination with other immuno-oncology, or I/O, therapies. We plan to present additional data from the ongoing Phase 1 trial at a medical meeting in 2019.

Rebastinib (DCC-2036) is an investigational, orally administered, potent and selective inhibitor of TIE2 kinase, which plays an important role in regulating tumor angiogenesis, invasiveness, metastasis, and immunotolerance. In October 2018, we initiated an open-label, multicenter, Phase 1b/2 study of rebastinib in combination with paclitaxel to assess safety, tolerability, pharmacokinetics and efficacy in patients with advanced or metastatic solid tumors. In January 2019, we initiated an open-label, multicenter, Phase 1b/2 study of rebastinib in combination with carboplatin in patients with advanced or metastatic solid tumors. We expect to report initial data from one of the Phase 1b/2 studies in 2019.

We believe our proprietary kinase switch control inhibitor platform, supported by our experienced management team, enables us to develop advanced, differentiated, kinase inhibitors that may provide significant benefits to cancer patients. We currently expect to announce a new clinical candidate and commence IND-enabling studies during 2019.

Kinase inhibitors have become an important class of cancer therapies. Since the first FDA approval of a kinase inhibitor in 2001, over 40 kinase inhibitors have been approved in the United States for the treatment of cancer, and kinase inhibitor drugs represented approximately $20 billion in 2016 worldwide pharmaceutical sales. Despite the success of this drug class, there remains a significant opportunity for advanced kinase inhibitors that address the shortcomings of current therapies, including limited durability of response caused by development of resistance mutations and off-target toxicities that limit dose and, consequently, target inhibition. In addition, currently approved kinase inhibitors target fewer than 10% of the over 500 known human kinases. There remains a substantial opportunity to develop novel inhibitors that target therapeutically relevant kinases.

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

Our drug candidates directly target the conformation-controlling switch that kinases rely on for activation and inhibit the kinase from switching on. We believe that no kinase inhibitors on the market or active in clinical development directly target the switch pocket region. By using our proprietary approach to target the switch pocket, we believe we can design inhibitors that are more broadly active against the target kinase, covering both wild-type, or non-mutant, and mutant forms, or that are spectrum-selective against several chosen kinases, all while minimizing off-target toxicity. We believe that our drug candidates will contribute to higher and more durable rates of response compared to other kinase inhibitors even upon accumulation of mutations that would render the kinase resistant to other kinase inhibitors. Our drug candidates bind directly into the switch pocket at the site where the activation switch binds. As a result, we believe that any mutations that occur in the switch pocket region that would diminish the activity of our drug candidates likely also would produce a weakly activated or inactive kinase.

We believe the results from the Phase 1 trial of our lead drug candidate ripretinib provide strong evidence of the power of our proprietary kinase switch control inhibitor platform. Patients enrolled in this trial have advanced malignancies and the majority have been treated previously with a series of three or more kinase inhibitors. While the kinase inhibitors these patients have been treated with target some clinically relevant initiating, or primary, mutations in KIT and PDGFRα and drug resistance-causing, or secondary, mutations in KIT, they fail to inhibit all primary and secondary mutations in these kinases involved in GIST. As a result, almost all patients treated with these kinase inhibitors eventually suffer from disease progression. We designed our lead drug candidate ripretinib to inhibit the full spectrum of the known mutant or amplified KIT and PDGFRα kinases that drive cancers such as GIST.

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

Our Strategy

Our objective is to develop and commercialize innovative drugs that address the serious unmet medical needs of cancer patients caused by drug resistance or immunotolerance. The principal components of our strategy include:

•

Rapidly develop and commercialize our lead drug candidate, ripretinib, in fourth-line and fourth-line plus GIST. We are currently advancing ripretinib through clinical development in multiple cancer types. We are initially targeting fourth-line and fourth-line plus GIST, a market opportunity where there are no approved therapies and a high unmet medical need. In November 2018, we completed enrollment in INVICTUS, our pivotal Phase 3 study in fourth-line and fourth-line plus GIST, with top-line results expected in mid-2019. We believe that this approach offers a faster, lower risk path to commercialization than initially seeking approval for ripretinib in second-line GIST, where there is already an approved therapy.

•

Expand the market opportunity for ripretinib by pursuing development in second-line GIST, ASM, and other solid tumors driven by KIT or PDGFRα. In December 2018, we initiated INTRIGUE, a randomized, controlled, pivotal Phase 3 study in second-line GIST comparing treatment with ripretinib to sunitinib, the currently approved standard of care in second-line GIST. Based upon the activity observed in the expansion cohorts of our Phase 1 trial of ripretinib, we may conduct additional pivotal studies in other solid tumors driven by KIT or PDGFRα. We believe that this approach offers an opportunity to significantly expand the commercial potential of ripretinib over time.

•

Develop our macrophage immunokinase inhibitors, DCC-3014 and rebastinib, as both single-agent and combination therapies. We believe kinase inhibitors have potential application both as single-agent therapies and in combination with other anti-cancer therapies due to their anticipated synergistic effect with chemotherapies as well as other immuno-oncology therapies, such as anti-PD1 and anti-PD-L1 therapies. DCC-3014 is currently in a Phase 1 trial in patients with advanced solid malignancies. Rebastinib is in two Phase 1b/2 combination studies, one with paclitaxel and one with carboplatin, in patients with various solid tumors. Based on data combining DCC-3014 or rebastinib with anti-PD1 antibodies or anti-tubulin chemotherapy in preclinical studies, we are evaluating opportunities for further development of these drug candidates in combination with other immuno-oncology, or I/O, therapies or chemotherapy.

•

Expand the application of our proprietary kinase switch control inhibitor platform to advance additional drug candidates into clinical development. We believe there is a significant opportunity to utilize our kinase switch control inhibitor platform to discover and develop novel kinase inhibitor drug candidates that are directed to other tumor-targeted kinases, immunokinases and kinases critical to other mechanisms that contribute to the growth and spread of cancer. We believe that our platform allows us to identify drug candidates that address mechanisms of drug resistance that limit the clinical utility of many kinase inhibitors. We also believe that our drug candidates should exhibit greater resilience to resistance mutations, offer improved kinase selectivity, or both, compared to existing kinase inhibitors. We are also advancing the preclinical development of additional programs and expect to initiate advanced preclinical studies in one of these programs in 2019.

•

Evaluate strategic opportunities to accelerate development timelines and maximize the commercial potential of our drug candidates. We currently have worldwide rights to all of our drug candidates. We intend to selectively evaluate strategic partnerships for our drug candidates with partners whose development and commercial capabilities complement our own. With respect to our macrophage-

targeted immunokinase inhibitor drug candidates, where use in combination with other I/O therapies will be an important driver of commercial value, we believe that strategic partnerships are an effective means of developing and commercializing this class of drug candidates.

•

Establish capabilities to effectively commercialize our drug candidates in the United States. We intend to retain commercial rights to our drug candidates in the United States. We intend to build a targeted, specialty sales force in the United States to support the commercialization of ripretinib and our other drug candidates, if approved.

Kinases and their Role in Cancer

Kinases play an important role in regulating cellular functions and the communication of cells with their environments. When dysregulated, kinases contribute to the development and progression of diseases including cancer and inflammatory and autoimmune diseases. Since the first FDA approval of the kinase inhibitor imatinib in 2001, kinase inhibitors have become an important class of therapeutics with over 40 kinase inhibitors approved in the United States. Kinase inhibitors represented approximately $20 billion in 2016 worldwide pharmaceutical sales. Despite the success of kinase inhibitors as a drug class, the therapeutic potential of individual kinase inhibitors has been limited by the development of drug resistance and by poor potency and selectivity profiles that lead to off-target toxicities or diminished efficacy. In addition, currently approved kinase inhibitors target fewer than 10% of the over 500 known human kinases. We believe there is a substantial opportunity to develop novel kinase inhibitor therapies. Inhibitors of one class of kinases, the immunokinases, may represent a particularly promising approach to target key mechanisms of tumor immunotolerance that limit effectiveness of other I/O therapies.

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

In addition to mutated kinases, certain kinases known as immunokinases also play a role in the development of cancer through the suppression of the immune system. Tumors suppress immune system cells, such as macrophages and T-cells, essentially shutting off their ability to identify and destroy cancer cells. For instance, tumors may suppress the immune system by sending a signal that activates an immunokinase in immune system cells. The activated kinase then initiates internal signaling within the immune system cells to suppress their function and prevent them from identifying and destroying the cancer cells. A recent development in cancer therapy, referred to as immuno-oncology, or I/O, uses advances in understanding of the control of the immune system to develop drugs that enhance the ability of immune system cells to recognize and attack cancer cells. Based on our preclinical data we believe inhibiting immunokinases has the potential to improve the rate and duration of response of other I/O therapies. Our immunokinase programs targeting tumoral macrophages also target inhibition of macrophage-mediated angiogenesis, invasion, and metastasis.

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

Our Drug Candidates

We are leveraging our proprietary kinase switch control inhibitor platform to develop a pipeline of highly selective, potent small molecule drug candidates that directly inhibit activation of kinases implicated in the growth and spread of cancers. Our platform allows us to rapidly identify new drug candidates to enter preclinical development. We currently retain global development and commercialization rights to our drug candidates, including the lead programs summarized in the following figure:

Ripretinib: A Broad-spectrum KIT and PDGFRα Inhibitor

We are developing our lead drug candidate ripretinib, an orally administered kinase switch control inhibitor, for the treatment of GIST, ASM, and other solid tumors driven by KIT or PDGFRα where significant unmet medical need exists despite currently available therapies. While approved kinase inhibitors control certain initiating and drug resistance-causing mutations in KIT and PDGFRα, the kinases that drive disease progression in most GIST patients, these approved drugs fail to inhibit all known mutations. We designed ripretinib to improve the treatment of GIST patients by inhibiting the full spectrum of the known mutations in KIT and PDGFRα. Ripretinib is a KIT and PDGFRα switch control inhibitor that blocks initiating and resistance KIT mutations in exons 9, 11, 13, 14, 17, and 18 known to be present in GIST patients and the primary mutation in exon 17 that occurs in ASM patients. Ripretinib similarly inhibits the primary initiating PDGFRα mutations occurring in exons 12 and 18 and also inhibits wild-type PDGFRα that is subject to amplification in cancers such as gliomas and NSCLC.

In October 2018, at the ESMO 2018 Congress, we reported updated preliminary data from our ongoing Phase 1 trial evaluating the safety and tolerability of ripretinib in multiple ascending doses in patients with genetically defined advanced malignancies. We reported updated safety data from a total of 178 GIST patients receiving doses of at least 100 mg daily. Ripretinib was well tolerated at all doses up to 400 mg daily. In addition, we reported preliminary efficacy data from 178 patients with GIST, including 38 second-line, 29 third-line and 111 fourth- and fourth-line plus patients. In 67 second- and third-line patients we observed a preliminary mPFS of 40 weeks, an ORR of 21% and a DCR of 81%. In 111 fourth- and fourth-line plus GIST patients, we observed a preliminary mPFS of 24 weeks, an ORR of 9% and a DCR of 66%. The best response and DCRs described above are based on investigator assessment of tumor response in a small number of patients and may not be predictive of or consistent with the results of later trials.

Our first Phase 3 study, INVICTUS, in fourth-line and fourth-line plus GIST patients, where there are currently no approved therapies, was fully enrolled as of November 2018, with top-line results expected in mid-2019. Our second Phase 3 study, INTRIGUE, in second-line GIST patients, was initiated in December 2018. In addition, we have an ongoing Phase 1 trial studying ripretinib in patients with different stages of GIST, as well as in patients with ASM and other solid tumors driven by KIT or PDGFRα including gliomas, melanoma, NSCLC, and soft tissue sarcomas. We expect to report data from some of these expansion cohorts in 2019.

Ripretinib Mechanism of Action

KIT is activated by the interaction of an activation switch encoded in exons 17 and 18 with the switch pocket encoded primarily in exons 13 and 14. This interaction is negatively controlled by an inhibitory switch in exon 11 that competes for the switch pocket. Loss-of-function mutations in the exon 11 inhibitory switch, which are the primary, or activating, mutations in approximately 90% of KIT-driven GIST patients, allow uncontrolled access to the switch pocket by the activation switch. In drug resistant GIST, unregulated access of the activation switch to the switch pocket is further enhanced by gain-of-function mutations in exon 17 or 18. Such dual loss-of-function mutations in the inhibitory switch and gain-of-function mutation in the activation switch leads to an aggressively activated state that is not comprehensively blocked by conventional KIT inhibitors. By binding into the switch pocket, ripretinib provides a structural surrogate for loss-of-function mutations in the exon 11 inhibitory switch. Additionally, binding of ripretinib into the switch pocket inhibits even the most aggressive exons 17 and 18 gain-of-function mutation in the activation switch from occupying the switch pocket. This dual mechanism of kinase switch control also enables ripretinib to potently inhibit KIT exons 9, 13, and 14 mutations identified in some GIST patients.

PDGFRα has a similar dual switch mechanism: an exon 18 activation switch and an exon 12 inhibitory switch. Ripretinib blocks the effects of both loss-of-function PDGFRα exon 12 inhibitory switch mutations and aggressive PDGFRα gain-of-function mutations in the exon 18 activation switch.

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

The complex heterogeneity of KIT mutations within individual tumors and individual patients is a major cause of resistance to existing therapies, which individually only address a subset of the mutations driving disease progression. A kinase inhibitor that could inhibit a broad spectrum of clinically relevant KIT mutations could be of high therapeutic value in the treatment of KIT-driven GIST in patients who are unresponsive to treatment or have grown resistant to treatment. In PDGFRα-driven GIST, there are no approved therapies. The primary PDGFRα mutations are mostly insensitive to imatinib and other drugs approved for GIST. We believe our design of ripretinib as a PDGFRα switch control inhibitor may make the appearance of secondary mutations less likely after treatment than with a traditional kinase inhibitor.

First-line Treatments For GIST

Patients diagnosed early with localized GIST generally undergo surgical resection of their tumors. In surgically resected patients considered at a high risk of recurrence and in unresectable or metastatic patients, the kinase inhibitor imatinib is the only approved first-line therapy in the United States. Imatinib is typically prescribed in doses of 400 mg or 800 mg daily. Tumors are measured by CT scan and changes in size characterized by RECIST. RECIST criteria define a partial response, or PR, as tumor size reduction of 30% or more, a complete response, or CR, as tumor size reduced by 100%, and progressive disease, or PD, as an increase in tumor size by 20% or more. RECIST criteria define stable disease as that in between a PR or PD. In one Phase 3 trial of GIST patients with unresectable or metastatic disease treated with imatinib, CRs were seen in only about 5% of patients dosed at 400 mg QD and aggregate CRs and PRs, which is defined as best tumor response rate, were seen in approximately 45% of these patients. Patients with PDGFRα-driven GIST are mostly insensitive to imatinib and generally fail to respond to therapy. While imatinib generally is well-tolerated, in one clinical study involving patients receiving 400 mg of imatinib daily, 43% experienced one or more Grade 3 to 5 adverse events, 16% underwent dose reductions and 38% interrupted treatment. Among patients treated with 800 mg of imatinib daily, 58% had dose reductions and 59% interrupted treatment.

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

Second- and Third-line Treatments For GIST

In KIT-driven GIST patients who progress on imatinib the clinical goal is stabilization of their disease. Objective responses, as judged by a RECIST-defined decrease in the size of measurable lesions, are rare and increasingly considered on their own to be poor surrogates for clinical benefit in second- and third-line patients. FDA recognized endpoint for approval of the two approved agents for second- and third-line therapies in GIST was time-to-tumor-progression, or TTP, or PFS, respectively. We believe that the rate of disease control, which includes patients with stable disease and PRs and CRs, is an appropriate measure of clinically relevant activity and a likely predictor of PFS and durability of treatment. In GIST patients who progress on imatinib, second-line therapy is typically sunitinib, which was approved in 2006 for patients with GIST who had disease progression following treatment with, or intolerance to, imatinib. Sunitinib has greater activity against mutations in KIT exon 9 compared to imatinib and less activity against mutations in KIT exon 11. Additionally, sunitinib shows activity against KIT exon 13 and exon 14 mutations, but is not active against mutations in exon 17 and exon 18. Only about half of GIST patients show benefit on sunitinib therapy and the reported TTP is 6.1 months. Unlike treatment with imatinib in first-line therapy, sunitinib rarely produces CRs or PRs per RECIST (on a confirmed and centrally read basis), or objective response rate, of approximately 7%. Approximately 5% to 10% of GIST patients on sunitinib experienced each of the following Grade 3 or 4 adverse events: hypertension, diarrhea, fatigue, asthenia and hand-foot syndrome. In two large retrospective studies of sunitinib in GIST, 20% of patients experienced adverse events leading to treatment discontinuation. The emergence of KIT mutations in exon 17 or 18 confers resistance to sunitinib.

In 2013, regorafenib received marketing approval in the United Sates for the treatment of adults with metastatic and unresectable GIST who have experienced disease progression on, or intolerance to, imatinib and sunitinib. In addition to being active against KIT mutations in exon 11, regorafenib is the only approved therapy with activity against a subset of KIT mutations in exon 17. However, regorafenib does not inhibit all KIT mutations in exon 17 or exon 18. The reported median PFS with regorafenib is 4.8 months. Similar to treatment with sunitinib, regorafenib rarely produces CRs or PRs per RECIST as shown by the objective response rate of approximately 4.5%. Approximately 61% of GIST patients on regorafenib experienced at least one Grade 3 or 4 adverse event while on study including hypertension (23%), hand-foot syndrome (20%), and diarrhea (5%). Regorafenib also has shown increased liver toxicity. Liver function tests are recommended prior to initiation of therapy and periodically over the first two months of treatment.

The following table shows reported PFS or TTP (as applicable), objective response rate, stable disease, and DCRs, all as per RECIST, for imatinib, sunitinib and regorafenib in first-line, second-line, and third-line GIST, respectively, based upon the published results of registrational trials that were presented to FDA for approval of these drugs.

While imatinib, sunitinib and regorafenib, the only kinase inhibitors currently approved for the treatment of GIST, inhibit certain clinically relevant initiating and drug resistance-causing mutations in KIT, these approved drugs each inhibit only a limited subset of KIT and PDGFRα mutations known to occur in GIST patients. Although GIST patients may experience periods of disease control with these treatments, due to the heterogeneous nature of the mutations that drive the disease, many patients continue to progress and ultimately fail all lines of treatment. Of the approximately 5,000 GIST patients newly diagnosed each year in the United States we estimate that about 65% will experience metastatic disease and of these about 2,100 will fail second-line and third-line therapies and become fourth-line patients and about 2,600 will fail first-line therapies and become second-line patients. We estimate the annual incidence of new patients with GIST to be approximately 9,500 in Europe and Japan, of which we estimate that approximately 4,000 and 5,000 will become eligible as fourth- and second-line patients, respectively. Treatment of GIST patients who are resistant to or intolerant of these approved second- and third-line drugs remains an area of high unmet medical need. In addition, there are currently no approved therapeutic options for PDGFRα-driven GIST that potently inhibit D842V mutations, which is the most common mutation. We estimate that approximately 400 and 700 GIST patients have PDGFRα-driven disease in the United States and Europe and Japan combined, respectively. In preclinical assays, ripretinib is potently active against the D842V mutation and other PDGFRα primary mutations. We believe that ripretinib may offer a potential new treatment for these patients in addition to those patients who failed currently approved kinase inhibitors.

Clinical Development of Ripretinib

Ongoing Phase 3 Studies for Ripretinib in GIST

INVICTUS: Ongoing Phase 3 Study in Fourth-Line and Fourth-Line Plus GIST

In November 2018, we announced completion of enrollment in the Phase 3 study, INVICTUS, evaluating the safety and efficacy of ripretinib in fourth-line and fourth-line-plus GIST patients. We expect to report initial top-line data from this randomized, double-blind study in mid-2019 and, if positive, we believe the results would support a New Drug Application, or NDA, for full approval of ripretinib for the treatment of fourth-line and fourth-line-plus GIST patients in the United States, and similar applications in Europe and other major markets.

The INVICTUS Phase 3 study is a randomized, double-blind, placebo-controlled, international, multicenter trial to evaluate the safety, tolerability, and efficacy of ripretinib compared to placebo in patients with advanced GIST whose previous therapies have included imatinib, sunitinib, and regorafenib. We enrolled 129 patients who had a confirmed diagnosis of GIST and had previously received at least three different kinase inhibitors including imatinib, sunitinib and regorafenib. Patients are treated with ripretinib or placebo, in accordance with their randomization, until they develop PD, experience unacceptable toxicity, or withdraw consent. Placebo patients have the opportunity to cross over to ripretinib treatment upon PD with placebo. Patients on ripretinib have the opportunity to remain on ripretinib upon PD.

Patients were randomized 2:1 to either 150 mg of ripretinib or placebo once daily. We administer 150 mg doses of ripretinib or placebo once daily, or QD, in repeated 28-day cycles with best supportive care, or BSC. We are evaluating patients for PFS based upon independent radiologic review of CT scans, as assessed by RECIST. Tumor response assessments per RECIST are conducted every cycle for the first three cycles and then every two cycles thereafter beginning with the fourth cycle. The primary efficacy endpoint is PFS as determined by independent radiologic review using modified RECIST. Secondary endpoints as determined by independent radiologic review using modified RECIST include objective response rate, time to tumor progression, and overall survival.

INTRIGUE: Ongoing Phase 3 Study in Second-Line GIST

In December 2018, we initiated enrollment in a pivotal Phase 3 study, INTRIGUE, to evaluate the efficacy and tolerability of ripretinib compared to sunitinib in second-line GIST patients. We believe that the results from INTRIGUE, if positive, would support an NDA for full approval in second-line GIST patients in the United States, and similar applications in Europe and other major markets.

The INTRIGUE Phase 3 study is an interventional, randomized, global, multicenter, open-label study to evaluate the safety, tolerability and efficacy of ripretinib compared to sunitinib in patients with GIST previously treated with imatinib. Patients will be randomized 1:1 to either 150 mg of ripretinib once daily or 50 mg of sunitinib once daily for four weeks followed by two weeks without sunitinib. The primary efficacy endpoint is PFS as determined by independent radiologic review using modified RECIST. Secondary endpoints as determined by independent radiologic review using modified RECIST include objective response rate and overall survival.

Phase 1 Trial of Ripretinib in GIST and Other Solid Tumors

We have an ongoing Phase 1 trial studying ripretinib in patients with different stages of GIST, as well as in patients with ASM and other solid tumors driven by KIT or PDGFRα including gliomas, melanoma, NSCLC, and soft tissue sarcomas.

Dose Escalation Stage of Phase 1 Trial

The primary objectives of the dose escalation stage of the Phase 1 trial were to determine the safety, tolerability and maximum tolerated dose, or MTD, of ripretinib and to determine a recommended Phase 2 dose.

The secondary objectives were to determine the pharmacokinetic, or PK, profile of ripretinib and to document preliminary evidence of antitumor activity. The safety endpoints of the escalation phase of the Phase 1 trial included dose limiting toxicities, or DLTs, and adverse events. The endpoints for preliminary assessment of antitumor activity included ORR and DCR at 12 weeks. Other endpoints included PFS, which is defined as time from Cycle 1 Day 1 to disease progression or death, for all solid tumor patients.

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

We administered sequentially increasing doses of ripretinib QD, or once daily, or BID, or twice daily, in repeated 28-day cycles, which were evaluated for safety based on pharmacologically guided 3+3 escalation rules where three patients are initially enrolled into a given dose cohort. If no DLT is observed in any of these subjects, the trial proceeds to enroll three subjects into the next higher dose cohort until an MTD is identified or a recommended expansion dose is declared. MTD is determined to be the dose level immediately below the highest dose level tested where two DLTs were observed. This process is known as 3+3 dose escalation.

Solid tumors generally were measured by CT or MRI scan, as assessed according to RECIST per local investigator assessment. Malignant gliomas were measured by MRI scan and assessed by RECIST or Response Assessment in Neuro-Oncology, or RANO, Criteria. We conducted CT or MRI scans, as applicable, of each patient at baseline, at the end of the second four-week cycle, after eight weeks of therapy, and every eight weeks thereafter. Response in systemic mastocytosis, or SM, patients is measured by assessing, among other things, the frequency with which KIT mutation alleles appear in sample tissues.

For pharmacodynamics assessments in GIST and other solid tumor patients, plasma samples are taken from patients to extract cell-free DNA, or cfDNA, which is DNA that is freely circulating in the bloodstream and not necessarily originating from a tumor. We then analyze the cfDNA to identify the type and amount of KIT or PDGFRα mutations in the cfDNA that originated from tumors, which are known as circulating tumor DNA, or ctDNA. In ASM patients, changes in whole blood D816V KIT allele fraction are evaluated. Metabolic response as measured by FDG-PET scans was assessed by European Organisation for Research and Treatment of Cancer criteria in GIST patients.

Ongoing Expansion Stage of Phase 1 Trial

The primary objectives of the expansion stage of the Phase 1 trial are to further evaluate the safety and tolerability of ripretinib and to determine the antitumor activity of ripretinib in all diseases studied in the trial. The secondary objectives are to determine the PK profile of ripretinib and determine allele frequency of KIT and PDGFRα mutations in ctDNA and compare it with mutation allele frequency in GIST tumor tissue at baseline and in response to treatment of ripretinib. The safety endpoints of the expansion phase of the Phase 1 trial include dose reduction or discontinuation of study drug due to toxicity and adverse events. The endpoints for preliminary assessment of antitumor activity include ORR and DCR at 12 weeks. Other endpoints include PFS for all solid tumor patients. In addition, patient reported outcome measures may be used to confirm the recommended expansion dose.

In the expansion stage, up to 270 patients will be enrolled in 10 cohorts including three GIST cohorts, one for each of second/third-, fourth-, and fourth-line plus GIST, one for GIST or other solid tumor patients with renal impairment, one cohort for SM with other hematologic malignancies, and five cohorts for other KIT and

PDGFRα-driven solid tumors, including an other solid tumor cohort, and one for each of malignant gliomas, NSCLC/germ cell/penile, melanoma, and soft tissue sarcoma. We have completed enrollment in three of the GIST cohorts and ten patient other solid tumor cohort and are continuing to enroll in the other expansion cohorts.

The expansion stage of the Phase 1 trial includes a screening visit that is conducted within 28 days prior to the first dose of study drug, a baseline visit, a treatment period of 28-day cycles, a final study visit, and a follow-up safety visit within 30 days after the last dose of study drug. Intra-patient dose escalation is offered to patients upon radiographic progression. Patients are not eligible for the trial if they received treatment with anticancer therapy, including investigational therapy, within two weeks prior to the administration of ripretinib. Patients who received prior therapies with a half-life longer than three days are required to wait at least 28 days prior to the first administration of ripretinib.

We will administer ripretinib at the recommended expansion dose of 150 mg QD that was determined during the dose escalation stage of the Phase 1 trial. Patients who have disease progression by specified indication response criteria in the expansion stage may escalate to the higher daily dose (150 mg BID) of ripretinib after completion of the second cycle. In addition, we are planning to evaluate the higher daily dose in SM patients and, where appropriate, consider doing so in other non-GIST cohorts. Tumor and pharmacodynamic assessments in the expansion stage will generally be conducted in the same manner and according to the same criteria as in the dose escalation stage.

ESMO 2018 Data Presentation on Phase 1 Trial in GIST Patients at doses ≥100mg Daily

We announced updated preliminary results from the ongoing Phase 1 clinical study of ripretinib in patients with GIST at a presentation at ESMO 2018. The chart below summarizes the demographic profile of the patients for whom data was presented at ESMO 2018:

Notes: (1) Mean number of prior regimens for ≥4th line patients was 3.6.

At ESMO 2018, we reported preliminary results with a cutoff date of August 31, 2018 that include mPFS, ORR, and DCR at three months in each case as determined by investigator-assessed RECIST version 1.1 across 178 patients receiving ripritenib at doses of >100mg daily.

Preliminary results, including those presented at ESMO 2018, are summarized in the below table.

Line of Therapy	GIST Patients (n)	DCR at 3 Months	ORR(1)		Median Progression(5) Free Survival
2nd Line(4, 6 & 7)	38	79%	18	%(2)	42 weeks
3rd Line(4, 6 & 7)	29	83%	24%		40 weeks
≥4th Line(6 & 7)	111	66%	9	%(3)	24 weeks
2nd & 3rd Line(4, 6 & 7)	67	81%	21	%(2 & 3)	40 weeks

Notes: (1) Includes nine unconfirmed responses: 2nd line (n=1), 3rd line (n=3) and ≥4th line (n=5); (2) Does not reflect one PR reported after cutoff date, which would result in an ORR in 2nd line of 21% and an ORR in 2nd line and 3rd line combined of 22%; (3) Excludes five patients due to missing data at the time of data cutoff (n=2), lack of first tumor assessment (n=1), withdrawal of consent prior to first assessment (n=1) and unrelated death at C1D4 prior to first assessment (n=1); (4) 59 of 67 combined 2nd line and 3rd line patients received 150mg once daily; (5) Censored patients for mPFS were 2nd line (58%), 3rd line (52%), 4th line and 4th line plus (35%) and 2nd and 3rd line (55%); (6) As of the cutoff date, active patients by line of therapy were as follows: 2nd line were 61%; 3rd line were 59%; 4th line and 4th line plus were 44% and 2nd and 3rd line were 60%; and (7) Median Treatment Duration for 2nd line is 48 weeks, for 3rd line is NR, for 4th line and 4th line plus is 28 weeks and for 2nd and 3rd line is 52 weeks. Includes 14 patients who elected for intra-patient dose escalation.

Preliminary ORR Data by Best Response with Ripretinib at doses ≥ 100 mg Daily

At ESMO 2018, for the second- and third-line GIST patients in our Phase 1 trial of ripretinib who received both a baseline and post-treatment CT scan by the efficacy cutoff date (n=67), we presented the greatest reduction or smallest increase in tumor size from baseline as measured by CT or MRI scan, or best response, for solid malignancies per RECIST as shown in the following figure.

Best Response per RECIST(1)(2)

In Second- and Third-Line GIST

Patients Receiving ≥ 100 mg Daily (n=67)

Notes: (1) Based on cutoff date of August 31, 2018; RECIST data per investigator assessment; (2) Includes unconfirmed responses in 2nd line (n=1) and 3rd line (n=3). Does not reflect one PR in 2nd line reported after cutoff date. Includes 14 patients who elected for intra-patient dose escalation.

Preliminary PFS Data in GIST Patients with Ripretinib at doses ≥ 100 mg Daily

At ESMO 2018, for the second-, third- and fourth- and fourth-line plus GIST patients in our Phase 1 trial of ripretinib, we presented preliminary PFS data for patients receiving doses of ≥100mg daily. The following figure shows the estimated PFS probability at each time point and the circles represent censored patients per the protocol.

Tumor Control per RECIST(1)

GIST Patients at ≥ 100 mg Daily (n=178)

Therapy(1)	mPFS	Number Censored
Ripretinib 2nd Line(2)	42 weeks	22 (58%)
Ripretinib 3rd Line(2)	40 weeks	15 (52%)
Ripretinib 4th and 4th Line Plus	24 weeks	40 (35%)
Ripretinib 2nd Line and 3rd Line	40 weeks	37 (55%)

Notes: (1) Based on cutoff date of August 31, 2018; RECIST data per investigator assessment; (2) PFS at 52 weeks was 32% for 2nd Line and 47% for 3rd Line.

In a randomized placebo-controlled trial comparing imatinib re-challenge to placebo, in patients in a similar third- or fourth-line setting, the median PFS observed in the placebo-treated group was 0.9 months. Similarly, in the randomized placebo-controlled regorafenib pivotal trial in third-line GIST patients, the median PFS observed in the placebo-treated group was also 0.9 months. In its pivotal trial, sunitinib demonstrated a TTP of 6.1 months and the TTP observed in the placebo-treated group was 1.4 months.

Duration of Treatment of GIST Patients in Ongoing Phase 1 Trial

The following figure shows the duration of treatment with ripretinib, as of the cutoff date, for second- and third-line GIST patients in the Phase 1 trial who had received ≥ 100 mg of ripretinib daily. In the second-line GIST patients, as of the cutoff date, 17 patients received ripretinib at doses of ≥100mg daily for more than six months with 65% (11 of 17) of these patients remaining on study. In third-line GIST patients, as of the cutoff date, 20 patients received ripretinib at doses of ≥100mg daily for more than six months with 75% (15 of 20) of these patients remaining on study.

Preliminary Data with Ripretinib at ≥ 100 mg Daily Showed Emerging Durability

In addition to the data presented at ESMO 2018, we also observed the following in the fourth-line and fourth-line-plus GIST patients; as of the cutoff date, of the 46 combined fourth- and fourth-line plus GIST patients that received ripretinib at doses of ≥100mg daily for more than six months, 74% (34 of 46) of these patients remained on study.

Safety and Tolerability of GIST Patients Treated with Ripretinib in Ongoing Phase 1 Trial at ESMO 2018

At ESMO 2018, we presented updated safety and tolerability data on 178 GIST patients treated at doses >100mg daily, and observed that ripretinib was generally well tolerated. Among the treatment-emergent adverse events, or TEAEs, reported by investigators (>10%), regardless of relationship to ripretinib, the most common were: alopecia (50%), myalgia (44%), fatigue (43%), constipation (34%), hand-foot skin reaction (32%), nausea (30%), decreased appetite (28%), weight decreased (24%), abdominal pain (23%), diarrhea (23%) and lipase increase (23%). Clinically asymptomatic lipase elevations were the most frequent Grade 3 TEAE. Among the 178 GIST patients treated at doses >100mg daily: 14% (24 patients) experienced dose reductions due to TEAEs and 11% (19 patients) experienced treatment discontinuations due to TEAEs. The treatment emergent adverse events in greater than 10% of GIST patients at or above 100mg daily (n=178) by Grades 1/2 and Grades 3/4 are summarized in the table below.

Treatment Emergent Adverse Events

in >10% of GIST Patients at ≥ 100mg Daily (n = 178)

Notes: Data presented at ESMO 2018 based on cutoff as of August 31, 2018. (1) Palmar-plantar erythrodysaesthesia syndrome reported in 19 patients.

For 142 GIST patients treated at 150 mg daily, ripretinib was also generally well tolerated. Clinically asymptomatic lipase elevations were the most frequent Grade 3 TEAE. Among the 142 GIST patients treated at 150 mg daily: 13% (18) patients experienced dose reductions due to TEAEs and 11% (15) experienced treatment discontinuations due to TEAEs.

Treatment Emergent Adverse Events

In >10% of GIST Patients at 150mg Daily (n=142)

Reduction of KIT and PDGFRα Mutant Allele Frequencies in Patients in Phase 1 Trial

One of the exploratory objectives of our Phase 1 trial of ripretinib is to understand the KIT and PDGFRα mutation status at baseline identified in ctDNA of GIST patients and their association with study drug response. Next generation sequencing, or NGS, is used to identify and quantify the specific mutations in KIT and PDGFRα that are present in baseline patient samples and those obtained after treatment with ripretinib.

At the 2018 American Society of Clinical Oncology Annual Meeting, or ASCO 2018, in June 2018, we presented data on the mutational status of 131 GIST patients, of which 95 had KIT-driven mutations in ctDNA, by exon, as summarized in the following figure.

KIT Mutations in ctDNA (n=95)

In 131 GIST Patients by Line of Therapy

Maximum Change in ctDNA Mutant Allele Frequency in KIT-driven GIST Patients

The following figure, which was also included in our ASCO 2018 presentation, shows the maximum change in ctDNA mutant allele frequency, or MAF, by exon in 73 patients with circulating KIT mutations observed at baseline and having data from at least one sample following treatment with ripretinib. We observed in this group of KIT-positive GIST patients that treatment with ripretinib resulted in reductions of least 50% in the frequency of ctDNA mutant KIT alleles in 78% (57 of 73) of patients, with 48% (35 of 73) of patients becoming KIT-negative on treatment.

Cumulative Reductions in Circulating MAF of KIT Exons 9, 11,

13, 14, 17 and 18 by Lines of Therapy (n=73)(1)

(Note log scale: -1 = 10-fold reduction, -2 = 100-fold reduction)

These clinical results complement the preclinical results previously presented at the AACR Annual Meeting 2018, or AACR 2018, where we reported that ripretinib exhibited robust in vitro inhibition of a broad range of relevant drug resistance mutations of KIT and PDGFRα. Since oral administration of ripretinib results in the production of an active metabolite DP-5439, we also evaluated the potency of DP-5439 against these mutations which was consistent with ripretinib.

In summary, whether it is the known primary mutations in KIT that initiate GIST or secondary mutations in KIT that subsequently confer drug resistance, we believe the data presented at the ASCO 2018 Meeting and AACR 2018 demonstrated potent clinical inhibition of a broad range of these mutations by ripretinib. In addition, we believe the ctDNA data demonstrate the need for a broad spectrum KIT inhibitor to address the multiple KIT mutations seen in patients from second-line to fourth-line plus. The reductions in ctDNA KIT mutant allele frequencies described above were from a total sample of 73 patients with KIT-driven GIST. Our trial sizes to date have been limited. We are enrolling a larger number of patients, which will include additional patients with KIT-driven GIST, in the expansion stage of our Phase 1 trial and in our two ongoing Phase 3 trials of ripretinib.

Development of Ripretinib in Systemic Mastocytosis (SM)

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

Subtypes of Systemic Mastocytosis

Approximately 94% of SM patients are reported to have a somatic D816V mutation in KIT. This D816V mutation is a gain-of-function mutation in the KIT activation switch, which leads to unregulated KIT activation. The KIT receptor, which is widely expressed on mast cells, stimulates signaling pathways that control cell growth, differentiation and survival. The gain-of-function mutation, D816V, enables mast cells to proliferate in the absence of normal activation signals. Approved drugs to manage the symptoms include antihistamines, corticosteroids, leukotriene antagonists, mast cell stabilizers, proton pump inhibitors and histamine H2 receptor antagonists, epinephrine salbutamol and other beta-2 agonists. Midostaurin, which targets various kinases including FLT3, PDGFRα, CDK1, Src, KIT and VEGFR, was approved for the treatment of ASM and MCL in April 2017 in the United States based on response rate and duration in a single-arm, open-label study of midostaurin 100 mg orally twice daily. Ripretinib potently inhibits the D816V mutation. We are enrolling ASM patients within an expansion cohort of our Phase 1 trial.

Development of Ripretinib in Other Solid Tumors

In the expansion stage of the Phase 1 trial of ripretinib, we are enrolling other solid tumors driven by KIT or PDGFRα including gliomas, melanoma, NSCLC/germ cell/penile, and soft tissue sarcomas.

Preclinical Profile of Ripretinib

We specifically designed ripretinib, our KIT and PDGFRα switch control inhibitor, to improve the treatment of GIST patients by inhibiting the full spectrum of the known mutant KIT and PDGFRα kinases responsible for initiating the disease, or primary mutations, and the KIT mutations that cause drug resistance or secondary mutations.

In April 2018, at AACR 2018, we presented updated preclinical data that describes the breadth of inhibition achieved with ripretinib and its active metabolite, DP-5439, across both primary and secondary KIT mutations and primary PDGFRα mutations compared to the in vitro profiles of the FDA-approved kinase inhibitors, imatinib, sunitinib, regorafenib, midostaurin and the investigational drug, avapritinib. Potency is measured by the concentration of ripretinib or DP-5439 required to inhibit kinase activity by 50%, or the inhibitory concentration 50%, or IC50. The lower the bar in the following graphs, the greater the potency. Compared to the approved and investigational compounds tested, ripretinib and its active metabolite, DP-5439, exhibited the broadest profile of inhibition across primary and secondary drug-resistant KIT mutations, and primary mutations in PDGFRα.

In enzyme assays at relevant cellular levels of adenosine triphosphate, or ATP, ripretinib broadly inhibited primary and drug-resistant KIT mutations and primary PDGFRα mutations. Ripretinib also broadly inhibited

KIT and PDGFRα mutations in a panel of GIST, mastocytosis, leukemia, lung cancer, and transfected cell assays.

The data presented above demonstrate the ability of ripretinib to inhibit known KIT and PDGFRα initiating mutations and KIT drug resistance mutations. These results against the broad range of KIT mutations known to occur in GIST patients provides preclinical data that support a broad-spectrum KIT profile observed with ripretinib in reducing ctDNA MAF in all clinically relevant exons.

We also evaluated the potential resilience of ripretinib to new gain-of-function KIT resistance mutations to kinase switch control inhibition. To that end, we performed saturation mutagenesis studies in cells to examine the emergence of new mutations in KIT following exposure to ripretinib or imatinib. The results demonstrate that, while new KIT drug resistance mutations are produced rapidly in response to imatinib exposure (four new mutations secondary to exposure were recorded), we observed no gain-of-function KIT mutations resistant to ripretinib. These results further support the broad-spectrum KIT inhibitor profile of ripretinib and its potential resilience to the emergence of mutations resistant to kinase switch control inhibition.

DCC-3014: A Potent and Highly Selective Inhibitor of CSF1R

DCC-3014 is an orally administered, potent and highly selective inhibitor of CSF1R, also known as FMS. DCC-3014 was designed to selectively bind to the CSF1R switch pocket. It has greater than 100-fold selectivity for CSF1R over the closely related kinases FLT3, KIT, PDGFRα, PDGFRß and VEGFR2 and has an even greater selectivity for CSF1R over approximately 300 other human kinases that we tested.

Ongoing Phase 1 Dose Escalation Trial of DCC-3014

In January 2019, we announced positive, preliminary, top-line data from the ongoing dose escalation part of the Phase 1 trial with DCC-3014 in patients with advanced malignancies. In addition, we announced a plan to expand the Phase 1 trial to evaluate DCC-3014 in patients diagnosed with Tenosynovial Giant Cell Tumors, or TGCT. We anticipate presenting a review of further data from this Phase 1 trial at a medical meeting later in 2019. The Phase 1 trial was designed to evaluate the safety, pharmacokinetics and pharmacodynamics of multiple doses of DCC-3014 in up to 55 patients. Preliminary results from the Phase 1 trial are summarized below:

•

As of the data cut-off date of November 9, 2018, increasing doses of DCC-3014 were assessed in five dose cohorts across 24 patients with advanced solid tumor malignancies. This included one dose cohort that received 10 mg QD and four dose cohorts that followed a schedule of once or twice-weekly maintenance dosing preceded by a five-day loading dose regimen at doses of up to 30 mg per dose. In addition, four patients are currently enrolled in a dose cohort that will receive 40 mg twice weekly preceded by a five-day loading regimen. Dosing schedules exploring daily maintenance regimens are expected to also be evaluated.

•	Preliminary PK analysis showed dose-proportional exposure for DCC-3014 that we believe supports twice-weekly maintenance dosing preceded by a five-day loading dose regimen.

•

Biomarker data demonstrated strong target engagement of CSF1R, including material reductions in CSF1R positive macrophages in the blood that we believe constitutes mechanistic proof-of-concept, or mPoC, for DCC-3014.

•

DCC-3014 was generally well tolerated in patients enrolled in the dose cohorts that received twice-weekly maintenance doses of DCC-3014 preceded by a five-day loading regimen at doses of up to 30 mg, which is summarized below:

•	Treatment emergent adverse events, or TEAEs, were mostly Grade 1 or 2;

•	No Grade 3 or 4 DCC-3014 related TEAEs in ≥10% of patients;

•	No dose-limiting toxicities; and

•	A maximum tolerated dose has yet to be established.

•	In the dose-cohort that received 10 mg QD, clinically asymptomatic laboratory values were recorded as dose-limiting toxicities in two of seven patients.

Planned Expansion of Phase 1 Trial in Patients with Tenosynovial Giant Cell Tumors

We are planning to expand the Phase 1 trial to enroll patients with TGCT and to explore combinations with other therapies in the first half of 2019. TGCTs are a group of benign tumors that involve the synovium, bursae and/or tendon sheath. Although benign, these tumors can grow and cause damage to surrounding tissues and structures inducing pain, swelling, and limitation of movement of the joint. Surgery is the main treatment option; however, these tumors tend to recur, particularly in pigmented villonodular synovitis, a diffuse-type of TGCT. If untreated or if the tumor continually recurs damage and degeneration may occur in the affected joint and surrounding tissues, which may cause significant disability. A genetic mutation in certain cells within the tumor causes overproduction of CSF-1, the ligand for the CSF1R receptor, which attracts macrophages and certain other cells that become the bulk of these tumors and cause the associated inflammatory changes.

Selectivity and Preclinical Profile of DCC-3014

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

The following figure on the left depicts the results of the kinome screen assay using a 10 micromolar concentration of ATP, a standard low concentration typically used in this assay. Each kinase in the assay is depicted as a point at the end of a branch in the figure, and each kinase inhibited by DCC-3014 is depicted as a red dot and listed in the key to the figure. IC50 values are depicted by the size of the dots, where larger dots reflect greater potency for a given kinase while smaller dots reflect lesser potency. For each kinase that DCC-3014 inhibited in the kinome screen assay, we then assessed the inhibiting activity in a separate biochemical assay using a 4 millimolar concentration of ATP, equivalent to that present in human cells. The following figure on the right depicts the results of this second assay. As shown below, DCC-3014 inhibits CSF1R at concentrations much lower than the concentrations at which it inhibits other kinases, and this selective inhibition of CSF1R was more pronounced at the higher concentrations of ATP typically found in human cells. The increase in selectivity is a feature of kinase switch control inhibition, which is not affected by high ATP concentration for targeted kinases.

DCC-3014 Exhibits High Selectivity for CSF1R at Low, Screening

Concentrations of ATP (10 µM) and Even Higher Selectively at Cellular Levels of ATP (4 mM)

CSF1R is a receptor for the ligands Macrophage Colony-stimulating Factor, or MCSF, and interleukin 34, or IL34. CSF1R controls the differentiation and function of macrophages, a type of white blood cell that engulfs and digests cellular debris, foreign substances, microbes and cancer cells. These macrophages are also programmed to either activate the immune system to fight a cancer (so-called M1 macrophages) or programmed to inactivate the immune system and promote tumor growth (so-called M2 macrophages). Pro-tumoral M2 macrophages have been shown to infiltrate certain tumors including cancers of the breast, cervix, pancreas, bladder and brain where poor prognosis correlates with the density of these TAMs. Tumors induce TAMs to suppress a natural immune response mediated by cytotoxic T-cells, a type of lymphocyte that would otherwise eradicate the tumor; a process known as macrophage checkpoints. In animal models of several cancers, DCC-3014 has demonstrated potent macrophage checkpoint inhibition by blocking TAM-mediated immunosuppression as both a single agent and in combination with PD1 checkpoint inhibitors. TAMs are immunosuppressive and the greater the number in the tumor microenvironment, the lower the immune system’s ability to attack the cancer. TAMs mediate their immunosuppressive function by decreasing the levels of the tumor-fighting CD8 cytotoxic T-cells. In the first figure below, control treatment with vehicle (placebo) results in a high TAM to CD8 T-cell ratio (black bar), indicative of high numbers of infiltrating TAMs that suppress the number of tumor fighting CD8 T-cells. This ratio is dramatically reversed (gray bar) after treatment with DCC-3014 to a tumor fighting state. In the second figure below, the ratio of the number of tumor fighting CD8 T-cells to the number of Treg cells is illustrated. Whereas CD8 T-cells are tumor fighting immune cells, Treg cells are immunosuppressive T-cells that, like TAMs, suppress the ability of the immune system to attack the cancer. Treatment with vehicle (placebo) results is a low ratio of CD8 T-cells to Treg cells, resulting in an immunosuppressed immune cell infiltration to the tumor site (black bar). Treatment with DCC-3014 reverses this ratio to an enhanced tumor fighting state illustrated by the higher ratio of tumor fighting CD8 T-cells to immunosuppressive Treg cells (gray bar).

The following figure illustrates macrophage checkpoint inhibition by DCC-3014 in a syngeneic colorectal cancer model, which has a high influx of TAMs. In this experiment, we assessed the growth of murine colorectal cancer cells in mice treated with vehicle control, a control antibody, an anti-PD1 antibody, DCC-3014 or DCC-3014 in combination with an anti-PD1 antibody. The treatment period was 39 days. Tumor size was measured at 12 days after implantation and then every three or four days thereafter. The inhibiting effect of DCC-3014, dosed alone or in combination with an anti-PD1 antibody, was greater than that of vehicle control, control antibody or anti-PD1 antibody treatment alone.

Unlike anti-CSF1R antibodies where over 10,000-fold increases in MCSF have been observed, DCC-3014 produces only a modest increase (less than 10-fold) in preclinical models potentially reducing the risk of rebound or other effects mediated by elevated MCSF. In addition, as an orally administered small molecule DCC-3014 offers significant flexibility in dose titration and a more convenient, patient-preferred route of administration compared to anti-CSF1R antibodies, which require injection. In January 2019 we announced positive, preliminary, top-line data from the ongoing dose escalation part of our Phase 1 study with DCC-3014 in patients with advanced malignancies. In addition, we announced a plan to expand the Phase 1 study to evaluate DCC-3014 in patients diagnosed with TGCT. We will also continue to evaluate the potential to study DCC-3014 in combination with other I/O therapies. We plan to present additional data from the ongoing Phase 1 trial at a medical meeting in 2019.

Rebastinib: A Potent and Selective TIE2 Inhibitor

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

Ongoing Phase 1b/2 Studies of Rebastinib in Combination with Chemotherapy

Rebastinib is currently in clinical development for the treatment of multiple solid tumors and in combination with chemotherapy in two company-sponsored Phase 1b/2 studies.

In October 2018, we announced that we initiated an open-label, multicenter, two-part Phase 1b/2 study of rebastinib in combination with paclitaxel to assess safety, tolerability, pharmacokinetics and efficacy in patients with advanced or metastatic solid tumors. Part 1 of this study is designed to evaluate the safety, tolerability and pharmacokinetics of 50 mg and 100 mg rebastinib BID when administered in combination with paclitaxel, and to determine the recommended phase 2 dose, or RP2D, of rebastinib in combination with paclitaxel, in patients with advanced or metastatic solid tumors that are refractory to standard therapies. In part 2 of this study, the safety, tolerability and efficacy of the RP2D of rebastinib in combination with weekly paclitaxel will be assessed across multiple cohorts, including: breast, ovarian, and endometrial cancers. This study will enroll up to 36 evaluable patients in part 1 and up to 132 evaluable patients in part 2.

In January 2019, we announced that we initiated an open-label, multicenter, Phase 1b/2 study of rebastinib in combination with carboplatin in patients with advanced or metastatic solid tumors. Part 1 (3+3 dose escalation) of this two-part study is designed to evaluate the safety, tolerability and pharmacokinetics of 50 mg and 100 mg rebastinib BID when administered in combination with carboplatin, and to determine the RP2D of rebastinib in combination with carboplatin, in patients with advanced or metastatic solid tumors that are refractory to standard therapies. In part 2, the safety, tolerability and efficacy of the RP2D of rebastinib in combination with carboplatin administered once every three weeks will be assessed across multiple disease cohorts, including: breast cancer, ovarian cancer, and mesothelioma. This study is expected to enroll up to 117 patients in total, with approximately 18 patients in part 1 and up to 99 patients in part 2.

Selectivity and Preclinical Profile of Rebastinib

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

We evaluated the activity of rebastinib in a polyoma middle-T antigen, or PyMT, syngeneic mouse model in which murine breast cancer growth and metastasis can be assessed. In this model, tumor growth leads to metastasis, which is known to be modulated by TEMs. We examined multiple dosing schedules of rebastinib in combination with paclitaxel, an inhibitor of microtubule dynamics. In these preclinical studies, treatment with rebastinib significantly decreased tumor growth in the PyMT syngeneic mouse breast cancer model, reduced blood microvessel density and inhibited the TEMs. Treatment with rebastinib also significantly reduced the number of circulating tumor cells and metastases.

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

Platform Development and Preclinical Pipeline

We intend to leverage our proprietary kinase switch control inhibitor platform to advance additional drug candidates into clinical development. Our discovery programs are focused on novel immunokinases, kinases critical to autophagy and cancer cell metabolism, and kinases known to selectively drive cancer cell growth and survival. We are advancing the preclinical development of additional programs and expect to initiate further preclinical studies in one of these programs in 2019.

Commercial Operations

For ripretinib, we intend to establish our own commercial and marketing organization in the United States and to selectively establish partnerships in markets outside the United States. We intend to build a specialist sales force to target physicians who are high prescribers of treatments for invasive solid tumors. We expect that the sales force will be supported by sales management, internal sales support, an internal marketing group and distribution support. Additionally, we expect that the sales and marketing teams will manage relationships with key accounts such as managed care organizations, group purchasing organizations, hospital systems, physician group networks, and government accounts. To develop the appropriate commercial infrastructure, we expect to invest significant amounts of financial and management resources, some of which will be committed prior to approval of ripretinib, which we may never obtain.

For our other drug candidates in oncology, we intend to retain commercialization rights in the United States and leverage our commercial and marketing organization for ripretinib, assuming we obtain regulatory approval in the United States. For certain drug candidates, such as DCC-3014 and rebastinib, we will consider entering into relationships with strategic partners that enable the expansion of the ongoing clinical development, while retaining significant value for our shareholders. These pharmaceutical company partnerships could focus on specific patient populations and their caregivers, on regional development, or on distribution and sales.

Manufacturing and Supply

We do not own or operate, and have no plans to establish, any manufacturing facilities. We currently rely on third parties to manufacture our drug candidates for preclinical and clinical testing, as well as for future commercial supply of any drugs that we may commercialize. To date, we have obtained drug substance and drug product from third-party manufacturers for ripretinib, DCC-3014 and rebastinib to support preclinical and clinical testing. We obtain our supplies from these manufacturers on a purchase-order basis and do not have any long-term supply arrangements in place. Furthermore, we do not currently have arrangements in place for redundant supply of drug substance and drug product. We do not currently have a validated manufacturing process or any commercial supply arrangements in place for ripretinib, both of which would be required to support our planned commercialization of ripretinib, if approved.

All of our drug candidates are compounds of low molecular weight, generally called small molecules. As drug substances, they can be manufactured from readily available or custom synthesized starting materials in reliable and reproducible synthetic processes that are amenable to scale-up. Some, including ripretinib, may require specialized processing to optimize performance of the drug product. We expect to continue to develop drug candidates that can be produced cost-effectively at contract manufacturing facilities.

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

Competition for Ripretinib

We are initially developing ripretinib for patients with GIST, ASM and other solid tumors with mutations in KIT and PDGFRα.

In GIST, the current approved standards of care for unresectable or metastatic patients are first-line imatinib, followed by second-line sunitinib upon imatinib progression, followed by third-line regorafenib upon sunitinib progression. If ripretinib receives marketing approval for GIST, we may also face competition from drug candidates in clinical trials including Arog Pharmaceuticals, Inc., Blueprint Medicines Corporation, Plexxikon Inc., a wholly owned subsidiary of Daiichi Sankyo Company, Limited, ARIAD Pharmaceuticals, Inc., a wholly owned subsidiary of Takeda Pharmaceuticals U.S.A., Bristol-Myers Squibb Company, Celldex Therapeutics, Inc., Novartis AG and Xencor, Inc.

For ASM, the only approved drugs that inhibit KIT are imatinib for patients without the KIT D816V mutation or mutational status unknown and midostaurin (Novartis AG). If ripretinib receives marketing approval, in addition to midostaurin it may face competition from other drug candidates in clinical trials for ASM, including drug candidates from AB Science S.A., Allakos Inc., Blueprint Medicines Corporation, Celldex Therapeutics, Inc., Plexxikon Inc., a wholly owned subsidiary of Daiichi Sankyo Company, Limited.

Competition for Rebastinib

We are initially developing rebastinib, a TIE2 inhibitor, to control immunosuppressive TAMs expressing TIE2 to assist the immune system in targeting tumor cells. While rebastinib is a novel molecule, we may face competition from drug candidates in clinical trials that are not TIE2 inhibitors, but aim to achieve similar effects on the immune system. These include small molecule drug candidates in clinical trials from Array BioPharma Inc., Bristol-Myers Squibb Company, Novartis AG, Plexxikon Inc., a wholly owned subsidiary of Daiichi Sankyo Company, Limited, and from antibody therapeutics from Amgen Inc., Eli Lilly and Company, Roche Holding Ltd, Five Prime Therapeutics, Inc., Novartis AG, and Syndax Pharmaceuticals, Inc.

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

Intellectual Property

We strive to protect the proprietary technologies that we believe are important to our business, including pursuing and maintaining patent protection intended to cover the composition of matter of our drug candidates, for example, ripretinib, DCC-3014 and rebastinib, their methods of use, related technologies and other inventions that are important to our business. In addition to patent protection, we also rely on trade secrets to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection, including our proprietary kinase switch control inhibitor platform.

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

With regard to ripretinib, as of February 28, 2019, we own three issued U.S. patents with composition of matter and method of use claims. The first issued U.S. patent is expected to expire in 2027, and two issued U.S. patents are expected to expire in 2032. In addition, we own related patents and pending patent applications in Europe, Australia, South America and Asia that will also expire in 2032. We also own three pending Patent Cooperation Treaty, or PCT, patent applications directed to methods of using ripretinib, which if granted, will have expiration dates between 2037 and 2039.

With regard to DCC-3014, as of February 28, 2019, we own one issued U.S. patent with composition of matter and method of use claims. The issued U.S. patent is expected to expire in 2034. In addition, we own related patents and pending applications in Europe, Asia, and Australia that are expected to expire in 2034. We also own one pending U.S. provisional patent application, which, if an application issues claiming priority to this provisional, would expire in 2040.

With regard to rebastinib, as of February 28, 2019, we own three issued U.S. patents with composition of matter and method of use claims. The issued U.S. patents are expected to expire in between 2027 and 2034. In addition, we own related issued patents in Australia, Canada, Asia, and Europe which are expected to expire in 2027 and pending patent applications in certain jurisdictions that if issued will expire between 2027 and 2034.

The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the earliest date of filing a non-provisional patent application.

In the United States, the term of a patent covering an FDA-approved drug may, in certain cases, be eligible for a patent term extension under the Hatch-Waxman Act as compensation for the loss of patent term during FDA regulatory review process. The period of extension may be up to five years, but cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval. Only one patent among those eligible for an extension and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. Similar provisions are available in Europe and in certain other jurisdictions to extend the term of a patent that covers an approved drug. It is possible that issued U.S. patents covering ripretinib, DCC-3014, and rebastinib may be entitled to patent term extensions. If our drug candidates receive FDA approval, we intend to apply for patent term extensions, if available, to extend the term of patents that cover the approved drug candidates. We also intend to seek patent term extensions in any jurisdictions where they are available, however, there is no guarantee that the applicable authorities, including FDA, will agree with our assessment of whether such extensions should be granted, and even if granted, the length of such extensions.

In addition to patent protection, we also rely on trade secret protection for our proprietary information that is not amenable to, or that we do not consider appropriate for, patent protection, including, for example, our proprietary kinase switch control inhibitor platform and certain aspects of our manufacturing processes and aspects of our kinase switch control platform. However, trade secrets can be difficult to protect. Although we take steps to protect our proprietary information, including restricting access to our premises and our confidential information, as well as entering into agreements with our employees, consultants, advisors and potential collaborators, such individuals may breach such agreements and disclose our proprietary information including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. In addition, third parties may independently develop the same or similar proprietary information or may otherwise gain access to our proprietary information. As a result, we may be unable to meaningfully protect our trade secrets and proprietary information. For more information regarding the risks related to our intellectual property please see “Risk Factors—Risks Related to Our Intellectual Property.”

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

Drugs are also subject to other federal, state and local statutes and regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable regulatory requirements at any time during the product development process, approval process or after approval, may subject an applicant to administrative or judicial sanctions. These sanctions could include, among other actions, the regulatory authority’s refusal to approve pending applications, withdrawal of an approval, clinical holds, untitled or warning letters, voluntary product recalls or withdrawals from the market, product seizures, total or partial suspension of production or distribution, injunctions, debarment, fines, refusals of government contracts, restitution, disgorgement, or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us.

U.S. Drug Development

In the United States, FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and its implementing regulations. Drugs are also subject to other federal, state and local statutes and regulations. Our drug candidates must be approved by FDA through the NDA process before they may be legally marketed in the United States. The process required by FDA before a drug may be marketed in the United States generally involves the following:

•

completion of extensive preclinical, sometimes referred to as nonclinical, laboratory tests, animal studies and formulation studies all performed in accordance with applicable regulations, including FDA’s good laboratory practice, or GLP, regulations;

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

•	submission to FDA of an NDA for a new drug;

•	a determination by FDA within 60 days of its receipt of an NDA to file the NDA for review;

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

Clinical trials are generally conducted in three sequential phases that may overlap or be combined, known as Phase 1, Phase 2 and Phase 3 trials. Phase 1 trials generally involve a small number of healthy volunteers who are initially exposed to a single dose and then multiple doses of the drug candidate. The primary purpose of these clinical trials is to assess the metabolism, pharmacologic action, side effects, tolerability and safety of the drug. Phase 2 clinical trials typically involve studies in disease-affected patients to determine the dose required to produce the desired benefits. At the same time, safety and further PK and PD information is collected, as well as identification of possible adverse effects and safety risks and preliminary evaluation of efficacy. Phase 3 trials generally involve large numbers of patients at multiple sites (from several hundred to several thousand subjects) and are designed to provide the data necessary to demonstrate the efficacy of the drug for its intended use, its safety in use, and to establish the overall benefit/risk relationship of the drug and provide an adequate basis for physician labeling. The duration of treatment is often extended to mimic the actual use of a drug during marketing. Generally, two adequate and well-controlled Phase 3 trials are required by FDA for approval of an NDA.

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

Under the Prescription Drug User Fee Act, or PDUFA, as amended, each NDA must be accompanied by a user fee. FDA adjusts the PDUFA user fees on an annual basis. According to FDA’s fee schedule, effective from October 1, 2018 through September 30, 2019, the user fee for an application requiring clinical data, such as an original NDA, is $2,588,478. PDUFA also imposes an annual prescription drug product program fee for human drugs ($309,915). Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on NDAs for products designated as orphan drugs, unless the product also includes a non-orphan indication.

Within 60 days following submission of an original NDA, FDA reviews the application to determine if it is substantially complete before the agency accepts it for filing. FDA may refuse to file any NDA that it deems incomplete or not properly reviewable at the time of submission, including for failure to pay required fees, and may request additional information. In this event, the application must be resubmitted with the additional information. The resubmitted application also is subject to review before FDA accepts it for filing. FDA typically makes a decision on whether to accept an NDA for filing within 60 days of receipt. Once the submission is accepted for filing, FDA begins an in-depth, substantive review of the NDA. Under the performance goals established under PDUFA, FDA has agreed to review 90% of standard NDAs for new molecular entities (NMEs) in ten months from the filing date and 90% of priority NME NDAs in six months from the filing date. The goals for reviewing standard and priority non-NME NDAs are ten months and six months, respectively, measured from the 60-day filing date of the application. FDA does not always meet its PDUFA goal dates for standard and priority NDAs, and the review process is often significantly extended by FDA requests for additional information or clarification.

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

Post-Marketing Requirements

Following approval of a new drug, a pharmaceutical company and the approved drug are subject to continuing regulation by FDA, including, among other things, establishment registration and drug listing, monitoring and recordkeeping activities, reporting to the applicable regulatory authorities of adverse experiences with the drug, providing the regulatory authorities with updated safety and efficacy information, drug sampling and distribution requirements, and complying with promotion and advertising requirements, which include, among others, standards for direct-to-consumer advertising, restrictions on promoting drugs for uses or in patient populations that are not described in the drug’s approved labeling (known as “off-label use”), limitations on industry-sponsored scientific and educational activities, and requirements for promotional activities involving the internet. Although physicians may prescribe legally available drugs for off-label uses. FDA takes the position that manufacturers may not market or promote such off-label uses. Modifications or enhancements to the drug or its labeling or changes of the site or process of manufacture are often subject to the approval of FDA and other regulators, which may or may not be received or may result in a lengthy review process.

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

Regulation of Diagnostic Tests

Some of our drug candidates may require use of a diagnostic to identify appropriate patient populations for our products. These diagnostics, often referred to as companion diagnostics, are medical devices, often in vitro devices, which provide information that is essential for the safe and effective use of a corresponding drug. In the United States, the FDCA and its implementing regulations, and other federal and state statutes and regulations govern, among other things, medical device design and development, preclinical and clinical testing, premarket clearance or approval, establishment registration and device listing, manufacturing, labeling, storage, advertising and promotion, sales and distribution, export and import, and post-market surveillance. Unless an exemption applies, diagnostic tests require marketing clearance or approval from FDA prior to commercial distribution. The two primary types of FDA marketing authorization applicable to a medical device are premarket notification, also called 510(k) clearance, and premarket approval application, or PMA, approval. We expect that any companion diagnostic developed for our drug candidates will utilize the PMA pathway.

PMAs must be supported by valid scientific evidence, which typically requires extensive data, including technical, preclinical, clinical and manufacturing data, to demonstrate to FDA’s satisfaction the safety and effectiveness of the device. For diagnostic tests, a PMA typically includes data regarding analytical and clinical validation studies. As part of its review of the PMA, FDA will conduct a pre-approval inspection of the manufacturing facility or facilities to ensure compliance with the Quality System Regulation, or QSR, which requires manufacturers to follow design, testing, control, documentation and other quality assurance procedures. FDA review of an initial PMA may require several years to complete. If FDA evaluations of both the PMA and the manufacturing facilities are favorable, FDA will either issue an approval letter or an approvable letter, which usually contains a number of conditions that must be met in order to secure the final approval of the PMA. If FDA’s evaluation of the PMA or manufacturing facilities is not favorable, FDA will deny approval of the PMA or issue a not approvable letter. A not approvable letter will outline the deficiencies in the application and, where practical, will identify what is necessary to make the PMA approvable. FDA may also determine that additional clinical trials are necessary, in which case the PMA approval may be delayed for several months or years while the trials are conducted and then the data submitted in an amendment to the PMA. Once granted, PMA approval may be withdrawn by FDA if compliance with post approval requirements, conditions of approval or other regulatory standards is not maintained or problems are identified following initial marketing.

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

In the United States, no uniform policy of coverage and reimbursement for drugs or biological products exists, and one payor’s determination to provide coverage and adequate reimbursement for a product does not assure that other payors will make a similar determination. In the United States, the principal decisions about reimbursement for new medicines are typically made by the Centers for Medicare & Medicaid Services, or CMS, an agency within the U.S. Department of Health and Human Services, HHS, as CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare. Private third-party payors tend to follow Medicare coverage and reimbursement limitations to a substantial degree, but also have their own methods and approval process apart from Medicare determinations. Accordingly, decisions regarding the extent of coverage and amount of reimbursement to be provided for any of our products candidates, if approved, will be made on a payor-by-payor basis. As a result, the coverage determination process may be a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained. Even if we obtain coverage for a given product, the resulting reimbursement payment rates might not be adequate for us to achieve or sustain profitability or may require co-payments that patients find unacceptably high.

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

For a drug product to receive federal reimbursement under the Medicaid or Medicare Part B programs or to be sold directly to U.S. government agencies, the manufacturer must extend discounts to entities eligible to participate in the 340B drug pricing program. The required 340B discount on a given product is calculated based on the AMP and Medicaid rebate amounts reported by the manufacturer. As of 2010, the ACA expanded the types of entities eligible to receive discounted 340B pricing, although, under the current state of the law, with the exception of children’s hospitals, these newly eligible entities will not be eligible to receive discounted 340B pricing on orphan drugs. In addition, as 340B drug pricing is determined based on AMP and Medicaid rebate data, the revisions to the Medicaid rebate formula and AMP definition described above could cause the required 340B discount to increase. However, on December 27, 2018, the District Court for the District of Columbia invalidated a recent reimbursement formula change instituted by CMS under the 340B program. For the 2018 and 2019 fiscal years, CMS altered the reimbursement formula from Average Sale Price (ASP) plus 6% to ASP minus 22.5% on specified covered outpatient drugs (“SCODs”). The court ruled this change was not an “adjustment” which was within the Secretary’s discretion to make, but was instead a fundamental change in the reimbursement calculation, and such a dramatic change was beyond the scope of the Secretary’s authority. The court has not determined whether reimbursement rates should be retroactively returned to the ASP plus 6% rate and the difference in such reimbursement made to the covered facilities, or if some other remedy is more appropriate. It is unclear how the invalidation of the formula could affect pharmaceutical manufacturers and hospitals who prescribe their products.

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

As noted above, the marketability of any products for which we receive regulatory approval for commercial sale may suffer if the government and third-party payors fail to provide adequate coverage and reimbursement. We expect that an increasing emphasis on cost containment measures in the United States will continue to increase the pressure on pharmaceutical pricing. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

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

U.S. Healthcare Reform

The ACA has had a significant impact on the healthcare industry. The ACA expanded coverage for the uninsured while at the same time containing overall healthcare costs. With regard to pharmaceutical products, the ACA, among other things, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations, established annual fees and taxes on manufacturers of certain branded prescription drugs, and a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% (as of 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.

Some of the provisions of the ACA have yet to be fully implemented, while certain provisions have been subject to reform through legislation and Executive Orders of the President, and to judicial challenges. The U.S. Supreme Court has upheld certain key aspects of the legislation, including a tax-based shared responsibility payment imposed on certain individuals who fail to maintain qualifying health coverage for all or part of a year, which is commonly the requirement that all individuals maintain health insurance coverage or pay a penalty, referred to as the “individual mandate. However, the new presidential administration has indicated that enacting changes to the ACA is a legislative priority, and has discussed repealing and replacing or amending the ACA. In January 2017, Congress voted to adopt a budget resolution for fiscal year 2017, that while not a law, is widely viewed as the first step toward the passage of legislation that would repeal certain aspects of the ACA. While Congress has not passed repeal legislation to date, the 2017 Tax Reform Act includes a provision repealing the individual mandate, effective January 1, 2019. On December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the 2017 Tax Reform Act, the remaining provisions of the ACA are invalid as well. The Trump administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018 the same judge issued an order staying the judgment pending appeal. It is unclear how this decision and any subsequent appeals and other efforts to repeal and replace the ACA will impact the ACA and our business. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results. We continue to evaluate the effect that the Affordable Care Act and its possible repeal and replacement could have on our business.

On January 20, 2017, the President signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. On October 13, 2017, the President signed an Executive Order terminating the cost-sharing subsidies that reimburse insurers under the ACA. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. On June 14, 2018, U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued were owed to them. The effects of this gap in reimbursement on third-party payors, the viability of the ACA marketplace, providers, and potentially our business, are not yet known. In December 2018, the Centers for Medicare and Medicaid Services, or CMS, published a final rule permitting further collections and payments to and from certain Affordable Care Act qualified health plans and health insurance issuers under the Affordable

Care Act risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. In addition, CMS has recently published regulations that would give states greater flexibility starting in 2020, in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. Each chamber of Congress has put forth multiple bills this year designed to repeal or repeal and replace portions of the ACA. Although none of these measures has been enacted by Congress to date, Congress may consider other legislation to repeal and replace elements of the ACA.

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

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration’s budget proposal for fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Further, the Trump administration released a “Blueprint”, or plan, to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. HHS has already started the process of soliciting feedback on some of these measures and, at the same, is immediately implementing others under its existing authority. For example, in September 2018, CMS announced that it will allow Medicare Advantage Plans the option to use step therapy for Part B drugs beginning January 1, 2019, and in October 2018, CMS proposed a new rule that would require direct-to-consumer television advertisements of prescription drugs and biological products, for which payment is available through or under Medicare or Medicaid, to include in the advertisement the Wholesale Acquisition Cost, or list price, of that drug or biological product. While a number of these and other proposed measures will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. Individual states in the United States have also increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

Moreover, on May 30, 2018, the Right to Try Act, was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase I clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a drug manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act, but the manufacturer must develop an internal policy and respond to patient requests according to that policy.

Other Healthcare Laws

For our product and any product candidates that obtain regulatory approval and are marketed in the United States, our arrangements with third-party payors, healthcare providers, and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute any products for which we obtain marketing approval. In addition, we may be subject to health information privacy and security regulation by U.S. federal and state governments and foreign jurisdictions in which we conduct our business. In the United States, these laws include, without limitation, state and federal anti-kickback, false claims, physician transparency, and patient data privacy and security laws and regulations, including but not limited to those described below:

•

The federal Anti-Kickback Statute makes it illegal for any person, including a prescription drug manufacturer (or a party on its behalf) to, knowingly and willfully offer, solicit, receive, or pay remuneration, directly or indirectly, in cash or in kind, that is intended to induce or reward the referral of an individual for or the purchase or recommendation of an item or for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs. Violations of this law carry potentially significant civil and criminal penalties, including imprisonment, fines, administrative civil monetary penalties and exclusion from participation in federal healthcare programs. In addition, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it.

•

The federal civil and criminal false claims laws, including the federal False Claims Act, impose criminal and civil penalties, and authorizes civil whistleblower or qui tam actions, against individuals or entities (including manufacturers) for, among other things, knowingly presenting, or causing to be presented false or fraudulent claims for payment by a federal healthcare program; making, using or causing to be made or used, a false statement or record material to payment of a false or fraudulent claim or obligation to pay or transmit money or property to the federal government; or knowingly concealing or knowingly and improperly avoiding or decreasing an obligation to pay money to the federal government. The government may deem manufacturers to have “caused” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off-label. Claims which include items or services resulting from a violation of the federal Anti-Kickback Statute are false or fraudulent claims for purposes of the False Claims Act. Our future marketing and activities relating to the reporting of wholesaler or estimated retail prices for our products, the reporting of prices used to calculate Medicaid rebate information and other information affecting federal, state and third-party reimbursement for our products, and the sale and marketing of our product and any future product candidates, are subject to scrutiny under this law.

•

The anti-inducement law, which prohibits, among other things, the offering or giving of remuneration, which includes, without limitation, any transfer of items or services for free or for less than fair market value (with limited exceptions), to a Medicare or Medicaid beneficiary that the person knows or should know is likely to influence the beneficiary’s selection of a particular supplier of items or services reimbursable by a federal or state governmental program.

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

The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. Federal and state enforcement bodies have recently increased their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other related governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, disgorgement, exclusion of drugs from government funded healthcare programs, such as Medicare and Medicaid, reputational harm, additional oversight and reporting obligations if we become subject to a corporate integrity agreement or similar settlement to resolve allegations of non-compliance with these laws and the curtailment or restructuring of our operations. If any of the physicians or other healthcare providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to similar actions, penalties and sanctions. Ensuring business arrangements comply with applicable healthcare laws, as well as responding to possible investigations by government authorities, can be time- and resource-consuming and can divert a company’s attention from the business.

If any of the physicians or other healthcare providers or entities with whom we expect to do business are found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs, which may also adversely affect our business.

European Data Collection

The collection and use of personal health data in the European Union is governed by the provisions of the Data Protection Directive, and as of May 2018 the General Data Protection Regulation, or GDPR. This directive imposes several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, notification of data processing obligations to the competent national data protection authorities, and the security and confidentiality of the personal data. The Data Protection Directive and

GDPR also impose strict rules on the transfer of personal data out of the European Union to the United States. Failure to comply with the requirements of the Data Protection Directive, the GDPR, and the related national data protection laws of the European Union Member States may result in fines and other administrative penalties. The GDPR introduces new data protection requirements in the European Union and substantial fines for breaches of the data protection rules. The GDPR regulations may impose additional responsibility and liability in relation to personal data that we process and we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules. This may be onerous and adversely affect our business, financial condition, results of operations, and prospects.

Employees

We have operated by leveraging skilled experts, consultants, contract research organizations, and contractors to manage our clinical operations, under the leadership and direction of our management. We will expand our infrastructure to manage our clinical, finance and commercial operations with additional full-time employees.

As of February 28, 2019, we had 112 full-time employees and 2 part-time employees, 40 of whom hold Ph.D. or M.D. degrees. Of these employees, 88 were engaged in research and development activities and 26 were engaged in general and administrative activities. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

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

In October 2017, we completed the initial public offering, or IPO, of our common stock. On October 2, 2017, immediately prior to the completion of the IPO, the Company engaged in a series of transactions whereby Deciphera Pharmaceuticals, LLC became a wholly owned subsidiary of Deciphera Pharmaceuticals, Inc., a Delaware corporation. As part of the transactions, shareholders of Deciphera Pharmaceuticals, LLC exchanged their shares of Deciphera Pharmaceuticals, LLC for shares of Deciphera Pharmaceuticals, Inc. on a one-for-5.65 basis.

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

Our business is subject to numerous risks. You should carefully consider the risks and uncertainties described below together with all of the other information contained in this Annual Report on Form 10-K including our consolidated financial statements and the related notes, and in our other filings with the SEC. If any of the following risks actually occur, our business, prospects, operating results and financial condition could suffer materially. In such event, the trading price of our common stock could decline and you might lose all or part of your investment.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant operating losses since our inception and have not generated any revenue from product sales. We expect to incur continued losses for the foreseeable future and may never achieve or maintain profitability.

Investment in pharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are a clinical-stage biopharmaceutical company that was formed and commenced operations in 2003. We have no approved products for commercial sale and have not generated any revenue from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we have never been profitable and have incurred losses in each year since inception. For the years ended December 31, 2018 and 2017, we reported a net loss of $99.9 million and $50.3 million, respectively. As of December 31, 2018, we had an accumulated deficit of $295.7 million.

Since our inception, we have focused substantially all of our efforts and financial resources on developing our proprietary compound library, including, without limitation, the preclinical and clinical development of our drug candidates, ripretinib, DCC-3014 and rebastinib, as well as our ongoing preclinical research and discovery programs. To date, we have funded our operations primarily with proceeds from the sales of our common stock in public offerings, sales of preferred shares, proceeds from the issuance of convertible notes, payments received under a concluded collaboration agreement, borrowings under a construction loan and research and development grants from the Kansas Bioscience Authority, or KBA. Since our inception, we received an aggregate of $573 million in net proceeds from such transactions. As of December 31, 2018, our cash and cash equivalents were $293.8 million.

We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future, particularly as we advance our drug candidates. Our prior losses, combined with expected future losses, have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. We expect our research and development expenses to significantly increase in connection with our ongoing and additional clinical trials for ripretinib, DCC-3014 and rebastinib, and development of any other future drug candidates we may choose to pursue. In addition, if we obtain marketing approval for ripretinib, or any of our other drug candidates, we will incur significant sales, marketing and outsourced manufacturing expenses. We will also incur costs associated with advance preparations for a possible marketing approval for ripretinib. We will also incur additional costs associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

Our ability to become profitable depends upon our ability to generate revenue. To date, we have not generated any revenue from our drug candidates, and we do not know when, or if, we will generate any revenue. We do not expect to generate significant revenue unless and until we obtain marketing approval for, and begin to sell, ripretinib, or our other drug candidates. Our ability to generate revenue depends on a number of factors, including, but not limited to, our ability to:

•	successfully complete our first Phase 3 clinical trial of ripretinib for the treatment of fourth-line and fourth-line plus gastrointestinal stromal tumors, or GIST;

•	successfully complete our second Phase 3 clinical trial of ripretinib for the treatment of second-line GIST;

•	initiate and successfully complete other later-stage clinical trials that meet their clinical endpoints;

•	initiate and successfully complete all safety studies required to obtain U.S. and foreign marketing approval for ripretinib as a treatment for GIST or other indications;

•

subject to obtaining favorable results from our Phase 3 trials, completing all requirements for the submission of a new drug application, or NDA, and applying for and obtaining marketing approval for ripretinib;

•	successfully manufacture or contract with others to manufacture ripretinib and our other drug candidates;

•	commercialize ripretinib, if approved, by building a sales force and/or entering into collaborations with third parties;

•	obtain, maintain, protect and defend our intellectual property portfolio; and

•	achieve market acceptance of ripretinib in the medical community and with third-party payors.

To become and remain profitable, we must succeed in developing, and eventually commercializing, products that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing preclinical testing and clinical trials for our drug candidates, discovering additional drug candidates, establishing arrangements with third parties for the manufacture of clinical and, if applicable, commercial supplies of our drug candidates, obtaining marketing approval for our drug candidates and manufacturing, marketing and selling any products for which we may obtain marketing approval. We are only in the preliminary stages of most of these activities. We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability.

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

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance our drug candidates, ripretinib, DCC-3014 and rebastinib, and seek to identify lead drug candidates in our discovery programs. We expect increased expenses as we continue our research and development and initiate additional clinical trials and establish arrangements with third parties for the manufacture of clinical and commercial supplies of and seek marketing approval for, our lead program and our other drug candidates. In addition, if we obtain marketing approval for any of our drug candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company.

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

Our future capital requirements will depend on many factors, including:

•	the scope, progress, costs and results of our clinical trials of ripretinib;

•	the scope, progress, costs and results of drug discovery, preclinical development and clinical trials for our other drug candidates;

•	the number and development requirements of other drug candidates that we pursue, including ones we may acquire from third parties;

•	the costs and timing of arrangements with third parties for the manufacture of clinical and, if applicable, commercial supplies of ripretinib and our other drug candidates;

•	the costs, timing and outcome of regulatory review of ripretinib and our other drug candidates;

•

the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for ripretinib and any of our other drug candidates for which we obtain marketing approval;

•	the revenue, if any, received from commercial sales of ripretinib and our other drug candidates for which we obtain marketing approval, if any;

•	the costs and timing of preparing, filing and prosecuting any patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;

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

In addition, as a growing business entering into new stages of pharmaceutical development, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. We will need to transition at some point from a company with a research and development focus to a company capable of supporting commercial activities. While these efforts have begun, they are in the early stages and are subject to numerous risks and uncertainties; accordingly, there can be no assurance that we will be successful in such a transition.

Risks Related to the Discovery and Development of Our Drug Candidates

We are early in our development efforts. All of our drug candidates target inhibition of the activation switch in kinases. If we are unable to commercialize our drug candidates or experience significant delays in doing so, our business will be materially harmed.

We currently have no products that are approved for sale. We are early in our development efforts. Two of our drug candidates are only in Phase 1 or Phase 1b/2 clinical trials. We initiated our first Phase 3 clinical trial of one of our drug candidates in January 2018 and our second Phase 3 clinical trial for the same drug candidate in a different line of GIST patients in December 2018. All of our drug candidates target inhibition of the activation switch in kinases. There are no currently approved kinase switch control inhibitors and there can be no assurance that kinase switch control inhibitors will ever receive regulatory approval. We discontinued an earlier drug candidate that was also based on inhibition of the activation switch in kinases. Its development was discontinued due to strategic and competitive reasons. There can be no assurance that our current drug candidates will achieve success in their clinical trials or obtain regulatory approval.

Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of one or more of our drug candidates. The success of our drug candidates, including ripretinib, will depend on several factors, including the following:

•	successful completion of preclinical studies and clinical trials;

•	receipt and related terms of marketing approvals from applicable regulatory authorities;

•	raising additional funds necessary to complete clinical development of and commercialize our drug candidates;

•	obtaining and maintaining patent, trade secret and other intellectual property protection and regulatory exclusivity for our drug candidates;

•	making arrangements with third-party manufacturers, or establishing manufacturing capabilities, for both clinical and commercial supplies of our drug candidates;

•	developing and implementing marketing and reimbursement strategies;

•	establishing sales, marketing and distribution capabilities and launching commercial sales of our products, if and when approved, whether alone and/or in collaboration with others;

•	acceptance of our products, if and when approved, by patients, the medical community and third-party payors;

•	effectively competing with other therapies;

•	the ability to obtain clearance or approval of companion diagnostic tests, if required, on a timely basis, or at all;

•	obtaining and maintaining third-party coverage and adequate reimbursement;

•	protecting and enforcing our rights in our intellectual property portfolio; and

•	maintaining a continued acceptable safety profile of the products following approval.

If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize our drug candidates, which would materially harm our business. For example, our business could be harmed if updated preliminary or final results of our Phase 1 clinical trial of ripretinib or our Phase 3 clinical trials of ripretinib vary meaningfully from our expectations.

Clinical drug development involves a lengthy and expensive process. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of ripretinib and our other drug candidates.

We currently have three drug candidates in clinical development and their risk of failure is high. We are unable to predict when or if any of our drug candidates will prove effective or safe in humans or will obtain marketing approval. Before obtaining marketing approval from regulatory authorities for the sale of any drug candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our drug candidates in humans. Clinical testing is expensive, difficult to design and implement and can take many years to complete and is uncertain as to the outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim or preliminary results of a clinical trial do not necessarily predict final results. In particular, the small number of patients in our early clinical trials may make the results of these trials less predictive of the outcome of later clinical trials. In addition, although we observed encouraging preliminary efficacy results including disease control rates, objective response rates (best response)

and progression free survival in our Phase 1 trial of ripretinib, the primary objectives were to determine the safety, tolerability and maximum tolerated dose of ripretinib and to determine a recommended Phase 2 dose and not to demonstrate efficacy. The assessments of efficacy from the Phase 1 clinical trial of ripretinib were not designed to demonstrate statistical significance and may not be predictive of the results of further clinical trials of ripretinib, including our two ongoing Phase 3 clinical trials. These factors also apply to the Phase 1, Phase 1b/2 trials for our other drug candidates. We did not observe a maximum tolerated dose in the dose escalation stage of our Phase 1 trial of ripretinib. FDA has stated that our initiation our Phase 3 clinical trials prior to the completion of our Phase 1 trial, and with limited dose-response information at the various dose levels, may place our development program at risk if we have not identified the optimal dosing regimen.

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

While we designed ripretinib to inhibit the full spectrum of the known mutant or amplified KIT and PDGFRa kinases that drive cancers such as GIST, we may find that patients treated with ripretinib have or develop mutations that confer resistance to treatment. We are aware of a secondary mutation in PDGFRa, in a patient not treated with ripretinib, where the potency of inhibition determined in in vitro assays by ripretinib suggests that this mutation may confer resistance to ripretinib in patients. We may identify additional mutations in PDGFRa or mutations in KIT that are resistant to ripretinib. If patients have or develop resistance to treatment with our drug candidates, we may be unable to successfully complete our clinical trials, and may not be able to obtain regulatory approval of, and commercialize, our drug candidates.

Our product development costs will increase if we experience delays in preclinical studies or clinical trials or in obtaining marketing approvals. We do not know whether any of our planned preclinical studies or clinical trials will begin on a timely basis or at all, will need to be restructured or will be completed on schedule, or at all. Our ongoing trials of ripretinib continue to generate additional data that may be requested by FDA. FDA may request additional information or data and any such requests could result in clinical trial delays. Furthermore, FDA could place a clinical hold, either another partial clinical hold or a full clinical hold, on our ripretinib trials if they are not satisfied with the information we provide to them, which could result in delays for the trial. Significant preclinical studies or clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our drug candidates or allow our competitors to bring products to market before we do and impair our ability to successfully commercialize our drug candidates and may harm our business and results of operations.

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

We may be required to conduct additional clinical trials or other testing of our drug candidates beyond those that we currently contemplate if we are unable to successfully complete clinical trials for our drug candidates or other testing, obtain results of these trials or tests that are not positive or are only modestly positive or if there are safety concerns. For example, in GIST, we have initiated a pivotal Phase 3 trial of ripretinib in fourth-line and fourth-line plus GIST and a second Phase 3 clinical trial in second-line GIST. In addition, while we plan to conduct only one pivotal Phase 3 trial for each indication of fourth-line and fourth-line plus GIST and second-line GIST, for a single randomized trial to support submission to FDA of a new drug application, or NDA, the trial must be well-designed, well-conducted, with a favorable risk/benefit ratio, and provide statistically persuasive efficacy findings so compelling that a second trial would be unethical or practically impossible to repeat. In addition, certain data that we have presented to date have been generated and reviewed at the clinical sites and are preliminary. The data may be subject to subsequent central review, and based on that review, there may be changes to these data which may not be favorable. For example, in our ongoing Phase 1 clinical trial of ripretinib, there have been differences observed between imaging data assessed at the clinical sites in accordance with the Phase 1 protocol and by central review, including some instances where central review’s findings regarding the number of objective responses were less favorable than those previously reported. In addition to certain imaging results from our Phase 1 trial, we also plan to have all of the data from our Phase 3 trials of ripretinib centrally reviewed. The results from our Phase 3 trials of ripretinib in which all data will be subject to central review may be less favorable than the results of our Phase 1 trial of ripretinib that were based on data that has not been subject to central review. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their drug candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products.

We intend to change the manufacturing process we are using to make clinical supplies of ripretinib for our ongoing clinical trials in anticipation of greater drug requirements for commercialization, if we obtain regulatory approval. We will be required to demonstrate comparability, which will include conducting a bioequivalence study, of ripretinib made with the new process to ripretinib from what we have used in clinical trials to date. If we are unable to establish comparability or bioequivalency, or are unable to agree with FDA on a timely basis regarding the study design necessary to do so, the commercialization of ripretinib may be substantially delayed or constrained by supply. If we are unable to manufacture sufficient quantities of ripretinib to meet commercial demand, our business and results of operations will be harmed.

We may:

•	be delayed in obtaining marketing approval for ripretinib or our other drug candidates;

•	not obtain marketing approval at all;

•	obtain approval for indications or patient populations that are not as broad as intended or desired;

•	obtain approval with labeling that includes significant use or distribution restrictions or safety warnings;

•	be subject to additional post-marketing testing requirements; or

•	have the product removed from the market after obtaining marketing approval.

If we experience delays or difficulties in the enrollment of patients in clinical trials, including in our Phase 3 clinical trials of ripretinib, our receipt of necessary marketing approvals could be delayed or prevented.

We may not be able to initiate or continue clinical trials for our drug candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by FDA or similar regulatory authorities outside of the United States. In particular, the majority of the GIST patients we have enrolled in our Phase 1 trial of ripretinib have been fourth-line or later GIST patients. However, we have enrolled a limited number of second-line GIST patients in our Phase 1 trial and are now enrolling second-line GIST patients in our second Phase 3 trial. We cannot predict how difficult it will be to enroll and retain GIST patients for current and future trials in earlier lines of therapy such as second- and third-line GIST where alternative therapies already are approved. Therefore, our ability to identify and enroll eligible patients for these clinical trials and possibly other clinical trials may be limited or may result in slower enrollment than we anticipate. In addition, some of our competitors have ongoing, or planned, clinical trials for drug candidates that treat the same indications as our drug candidates and may simultaneously cover the same line of therapy and/or focus on sub-populations of a line of therapy, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials for our competitors’ drug candidates, including, without limitation, potentially limiting the availability of patients from a particular sub-population. Patient enrollment and/or drop-out rate is affected by other factors including:

•	the severity of the disease under investigation;

•	the eligibility criteria for the trial in question;

•	the perceived risks and benefits of the drug candidates under study;

•	the efforts to facilitate timely enrollment in clinical trials;

•	the patient referral practices of physicians;

•	the burden on patients due to inconvenient procedures and visits;

•	the ability to monitor patients adequately during and after treatment; and

•	the proximity and availability of clinical trial sites for prospective patients.

Other factors in slower than expected enrollment may include recruitment challenges for indications that are difficult to diagnose and/or treat where the population is small and dispersed and other competing trials are recruiting simultaneously. Our inability to enroll a sufficient number of patients for our clinical trials would result in significant delays and could require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials may result in increased development costs for our drug candidates, which would cause significant harm to our financial position, adversely impact our stock price and impair our ability to raise capital.

If serious adverse events or unacceptable side effects are identified during the development of our drug candidates, we may need to abandon or limit our development of some of our drug candidates.

If our drug candidates are associated with serious adverse events or undesirable side effects in clinical trials or have characteristics that are unexpected, we may need to abandon their development, limit development to more narrow uses or subpopulations in which the serious adverse events, undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective or highlight these risks, side effects or other characteristics in the approved product label. In pharmaceutical development, many drugs that initially show promise in early-stage testing for treating cancer may later be found to cause side effects that prevent further development of the drug. Currently marketed therapies for the treatment of cancer are generally limited to some extent by their toxicity. In addition, some of our drug candidates would be chronic therapies or be used in pediatric populations, for which safety concerns may be particularly important. Use of our drug candidates as monotherapies may also result in adverse events consistent in nature with other marketed therapies. In addition, if used in combination with other therapies in the future, our drug candidates may exacerbate adverse events associated with the therapy. If serious adverse events or unexpected side effects are identified during development, we may be required to develop a Risk Evaluation and Mitigation Strategy, or REMS, to mitigate those serious safety risks, which could impose significant distribution and/or use restrictions on our products.

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

The total addressable market opportunity for ripretinib, DCC-3014, rebastinib and any other drug candidates we may produce will ultimately depend upon, among other things, the diagnosis criteria included in the final label for each such drug candidate, if our drug candidates are approved for sale for these indications, acceptance by the medical community and patient access, drug pricing and reimbursement. The number of patients in our targeted commercial markets and elsewhere may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our drugs, or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our results of operations and our business.

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

As a result of any potential partnerships in markets outside of the United States, or if we are unable to establish our own sales and marketing capabilities in the United States and instead enter into arrangements with third parties to perform these services, our product revenues and our profitability, if any, are likely to be lower than if we were to market and sell any products that we develop ourselves. In addition, we may not be successful in entering into arrangements with third parties to market and sell our drug candidates or may be unable to do so on terms that are acceptable to us. We likely will have little control over such third parties, and any of these third parties may fail to devote the necessary resources and attention to develop (as necessary in the relevant jurisdiction), sell and market our products effectively. If we do not establish sales and marketing capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing any of our drug candidates for which we receive marketing approval.

We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.

The development and commercialization of new pharmaceutical and biotechnology products is highly competitive. We face competition with respect to our current drug candidates and will face competition with respect to any drug candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. There are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of products for the treatment of the disease indications for which we are developing our drug candidates. Some of these competitive products and therapies are based on scientific approaches that are similar to our approach, and others are based on entirely different approaches. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

Specifically, there are a large number of pharmaceutical and biotechnology companies developing or marketing treatments for cancer that would be competitive with the drug candidates we are developing, if our drug candidates are approved. Many of these companies are developing cancer therapeutics that are also kinase inhibitors. Although there are currently marketed drugs that have activity in GIST through their targeting of primary and secondary KIT mutants, no currently marketed drug directly targets certain secondary resistance mutations in KIT and PDGFRα, or provides coverage of all KIT and PDGFRα mutants. With respect to ripretinib, there are a number of large pharmaceutical companies and biotechnology companies marketing small molecule drugs or biologic drugs for the treatment of GIST, including Novartis AG, Pfizer Inc., and Bayer AG. We are also aware of pharmaceutical and biotechnology companies developing drugs for the treatment of GIST and systemic mastocytosis including AB Science S.A., Allakos Inc., Arog Pharmaceuticals, Inc., ARIAD Pharmaceuticals, Inc., a wholly owned subsidiary of Takeda Pharmaceuticals U.S.A., Blueprint Medicines Corporation, Bristol-Myers Squibb Company, Celldex Therapeutics, Inc., Novartis AG, Plexxikon Inc., a wholly owned subsidiary of Daiichi Sanyko Company, Limited and Xencor, Inc. Some of these competitors are further along in their clinical development programs than we are in ours. Further, there are a large number of pharmaceutical and biotechnology companies developing antibody or small molecule colony stimulating factor receptor 1, or CSF1R, inhibitors that we are seeking to target in our DCC-3014 program, including Array

BioPharma Inc., Amgen Inc., Eli Lilly and Company, Bristol-Myers Squibb Company, Five Prime Therapeutics, Inc., Roche Holding Ltd, Novartis AG, Plexxikon Inc. and Syndax Pharmaceuticals, Inc.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are approved for broader indications or patient populations, are approved for specific sub-populations, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other marketing approval for their products more rapidly than any approval we may obtain for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of generic products. Generic products are currently on the market for some of the indications that we are pursuing, and additional products are expected to become available on a generic basis over the coming years. If our drug candidates achieve marketing approval, we expect that they will be priced at a significant premium over any competitive generic products.

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

We currently hold $10.0 million in product liability insurance coverage in the aggregate for the United States and certain other jurisdictions, with a per incident limit of $10.0 million, which may not be adequate to cover all liabilities that we may incur. We likely will need to increase our insurance coverage as we expand our clinical trials or if we commence commercialization of our drug candidates. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

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

We currently rely on various third-party clinical research organizations, or CROs, to conduct our ongoing clinical trials for ripretinib, DCC-3014, and rebastinib and do not plan to independently conduct any clinical trials for our other drug candidates. We expect to continue to rely on third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators, to conduct our clinical trials. Agreements with these third parties might terminate or be amended for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements, that would delay our product development activities.

Our reliance on these third parties for research and development activities will reduce our control over these activities but will not relieve us of our responsibilities. For example, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, FDA requires us to comply with requirements, commonly referred to as good clinical practices, or GCP, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected.

Furthermore, these third parties may have relationships with other entities, some of which may be our competitors, and have substantial other contractual obligations with their other clients. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical trials in accordance with regulatory requirements, applicable laws, rules and regulations, and our stated protocols, we will not be able to obtain, or may be delayed in obtaining, marketing approvals for our drug candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our drug candidates.

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

We do not own any manufacturing facilities. We produce in our research laboratories very small quantities of drug substance for evaluation in our research programs. We rely, and expect to continue to rely, on third parties for the manufacture of our drug candidates for preclinical and clinical testing, and for the future commercial manufacture of any of our drug candidates that obtain marketing approval. Some of our manufacturers represent our sole source of supply. This reliance on third parties increases the risk that we will not have sufficient quantities of our drug candidates or products or such quantities at an acceptable cost or quality or in a timely manner, which could delay, prevent or impair our development or commercialization efforts.

We may be unable to establish any agreements with third-party manufacturers or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

•	reliance on the third party for regulatory, compliance and quality assurance;

•	the possible breach of the manufacturing agreement by the third party;

•	if the third party ceased its operations for any reason;

•	our relative importance as a customer to the third party and whether the third party subordinates our needs to its other customers;

•	the possible misappropriation of our proprietary information, including our trade secrets and know how; and

•	the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us.

We have limited supply arrangements in place with respect to our drug candidates, and these arrangements do not extend to commercial supply. We acquire many key materials on a purchase-order basis. As a result, we do not have long-term committed arrangements with respect to our drug candidates and other materials. If we obtain marketing approval for any of our drug candidates, we will need to establish agreements for commercial manufacture with one or more third parties.

We may depend on the proprietary technology of our third-party manufacturers for certain of our drug candidates, including ripretinib. If we are not able to negotiate commercial supply terms with any such third-

party manufacturers, we may be unable to commercialize our products if they were to be approved. Or, if we are forced to accept unfavorable terms with any such third-party manufacturers, our business and financial condition would be materially harmed. Third-party manufacturers may not be able to comply with current good manufacturing practices (cGMPs) or similar regulatory requirements outside of the United States. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or voluntary recalls of drug candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supply of our products. Third-party manufacturers’ failure to achieve and maintain high manufacturing standards, in accordance with applicable regulatory requirements, or the incidence of manufacturing errors, also could result in patient injury or death, product shortages, delays or failures in product testing or delivery, cost overruns or other problems that could seriously harm our business. Third-party manufacturers often encounter difficulties involving production yields, quality control and quality assurance, as well as shortages of qualified personnel.

Our drug candidates and any products that we may develop may compete with other drug candidates and products for access to manufacturing facilities. As a result, we may not obtain access to these facilities on a priority basis, or at all. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us.

Deviations from normal manufacturing process conditions could result in reduced production yields, product defects and other supply disruptions. If microbial, viral or other contaminations are discovered in our drug candidates or in the manufacturing facilities in which our drug candidates are produced, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination.

Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval of our drug candidates. We do not currently have arrangements in place for redundant supply or second sources of drug substance or drug product. If our current manufacturers of drug supply for preclinical and clinical testing cannot perform as agreed, we may be required to replace such manufacturers. Although we believe that there are several potential alternative suppliers that could manufacture our drug candidates, we may incur added costs and delays in identifying and qualifying any such replacement manufacturers or fail to reach agreement with any such replacement manufacturers.

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

Our success depends in large part on our ability to protect our proprietary technologies that we believe are important to our business, including pursuing and maintaining patent protection intended to cover the composition of matter of our drug candidates, for example, ripretinib, DCC-3014 and rebastinib, their methods of use, related technologies and other inventions that are important to our business. In addition to patent protection, we also rely on trade secrets to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection, including our proprietary kinase switch control inhibitor platform. If we do not adequately obtain, maintain, protect or enforce our intellectual property, third parties, including our competitors, may be able to erode or negate any competitive advantage we may have, which could harm our business and ability to achieve profitability.

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

Competitors may infringe our patents, trademarks, copyrights, trade secrets or other intellectual property. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time consuming and divert the time and attention of our management and scientific personnel. Any claims we assert against perceived infringers could provoke these parties to assert counterclaims against us alleging that we infringe their patents or their intellectual property, in addition to counterclaims asserting that our patents are invalid or unenforceable, or both. In any patent infringement proceeding, there is a risk that a court will decide that a patent of ours is invalid or unenforceable, in whole or in part, and that we do not have the right to stop the other party from using the invention at issue. There is also a risk that, even if the validity of such patents is upheld, the court will construe the patent’s claims narrowly or decide that we do not have the right to stop the other party from using the invention at issue on the grounds that our patent claims do not cover the invention. An adverse outcome in a litigation or proceeding involving our patents could limit our ability to assert our patents against those parties or other competitors and may curtail or preclude our ability to exclude third parties from making and selling similar or competitive products. Any of these occurrences could adversely affect our competitive business position, business prospects and financial condition. Similarly, if we assert trademark infringement claims, a court may determine that the marks we have asserted are invalid or unenforceable, or that the party against whom we have asserted trademark infringement has superior rights to the marks in question. In this case, we could ultimately be forced to cease use of such trademarks.

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

Our commercial success depends, in part, on our ability to develop, manufacture, market and sell our drug candidates without infringing, misappropriating or otherwise violating the intellectual property and other proprietary rights of third parties. If any third-party patents or patent applications are found to cover our drug candidates or their methods of use or manufacturing, we may be required to pay damages, which could be substantial, and we would not be free to manufacture or market our drug candidates without obtaining a license, which may not be available on commercially reasonable terms, or at all.

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

In addition, while we typically require our employees, consultants and contractors who may be involved in the development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who in fact develops intellectual property that we regard as our own. In addition, such agreements may not be self-executing such that the intellectual property subject to such agreements may not be assigned to us without additional assignments being executed, and we may fail to obtain such assignments. In addition, such agreements may be breached. Accordingly, we may be forced to bring claims against third parties, or defend claims that they may bring against us related to the ownership of such intellectual property. If we fail in prosecuting or defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights. Even if we are successful in prosecuting or defending against such claims, litigation could result in substantial costs and be a distraction to our senior management and scientific personnel, which would have a material adverse effect on our business, financial condition, results of operations and prospects.

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

We rely, in part, on license, collaboration and other agreements. We may need to obtain additional licenses from others to advance our research or allow commercialization of our drug candidates and it is possible that we may be unable to obtain additional licenses at a reasonable cost or on reasonable terms, if at all. The licensing or acquisition of third-party intellectual property rights is a competitive area, and several more established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive. These established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to use. We also may be unable to license or acquire third party intellectual property rights on terms that would allow us to make an appropriate return on our investment.

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

The process of obtaining marketing approvals, both in the United States and abroad, is expensive, may take many years if additional clinical trials are required, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the drug candidates involved. For example, while we plan to conduct only one pivotal Phase 3 trial for each indication of fourth-line and fourth-line plus GIST and second-line GIST, for a single randomized trial to support an NDA, the trial must be well-designed, well-conducted, with a favorable risk/benefit ratio, and provide statistically persuasive efficacy findings so compelling that a second trial would be unethical or practically impossible to repeat. Further, changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional nonclinical, clinical or other studies. In addition, varying interpretations of the data obtained from nonclinical and clinical testing could delay, limit or prevent marketing approval of a drug candidate. Any marketing approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable. If we experience delays in obtaining approval or if we fail to obtain approval of our drug candidates, the commercial prospects for our drug candidates may be harmed and our ability to generate revenues will be materially impaired.

We may not be able to obtain or, if granted, retain orphan drug exclusivity for our drug candidates.

Regulatory authorities in some jurisdictions, including the United States and Europe, may in response to a request from the sponsor designate drugs for relatively small patient populations as orphan drugs. Under the

Orphan Drug Act, FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States. For example, we have received orphan drug designation for ripretinib for the treatment of GIST and GBM in the United States.

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

Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of any drug candidates for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute any products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations, include the following:

•

the federal Anti-Kickback Statute which prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid;

•

the federal False Claims laws which impose criminal and civil penalties against individuals or entities for, among other things, knowingly presenting, or causing to be presented false or fraudulent claims for payment by a federal government program, or making a false statement or record material to payment of a false claim or avoiding, decreasing or concealing an obligation to pay money to the federal government. The FCA also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery;

•

the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, which imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program and also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

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

Regulators globally are also imposing greater monetary fines for privacy violations. For example, in 2016, the European Union adopted a new regulation governing data practices and privacy called the General Data

Protection Regulation, or GDPR, which became effective on May 25, 2018. The GDPR applies to any company established in the European Union as well as to those outside the European Union if they collect and use personal data in connection with the offering of goods or services to individuals in the European Union or the monitoring of their behavior. The GDPR enhances data protection obligations for processors and controllers of personal data, including, for example, expanded disclosures about how personal information is to be used, limitations on retention of information, mandatory data breach notification requirements and onerous new obligations on services providers. Non-compliance with the GDPR may result in monetary penalties of up to €20 million or 4% of worldwide revenue, whichever is higher. Notably, on January 21, 2019, Google was fined almost $57 million by French regulators for violating GDPR. The GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of personal data, such as healthcare data or other sensitive information, could greatly increase our cost of providing our products and services or even prevent us from offering certain services in jurisdictions that we may operate in.

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, individual imprisonment, disgorgement, exclusion of products from government funded healthcare programs, such as Medicare and Medicaid, contractual damages, and the curtailment or restructuring of our operations, as well as additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws. Any action for violation of these laws, even if successfully defended, could cause a pharmaceutical manufacturer to incur significant legal expenses and divert management’s attention from the operation of the business. If any of the physicians or other healthcare providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs, which could have a material adverse effect on our business, results of operations, financial condition and prospects.

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

Some of the provisions of the ACA have yet to be fully implemented, while certain provisions have been subject to reform through legislation and Executive Orders of the President of the United States of America, or the President, and to judicial challenges. In 2012, the U.S. Supreme Court heard challenges to the constitutionality of the individual mandate and the viability of certain provisions of the Healthcare Reform Act. The Supreme Court’s decision upheld most of the Healthcare Reform Act and determined that requiring individuals to maintain “minimum essential” health insurance coverage or pay a penalty to the Internal Revenue Service was within Congress’s constitutional taxing authority. However, as a result of tax reform legislation enacted into law in late December 2017, the individual mandate has been eliminated, effective January 1, 2019. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, or the Texas District Court Judge, ruled that the individual mandate is a critical and inseverable feature of the Affordable Care Act, and therefore, because it was repealed as part of the Tax Cuts and Jobs Act of 2017, the remaining provisions of the Affordable Care Act are invalid as well. While the Trump Administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018 the Texas District Court Judge issued an order staying the judgment pending appeal, it is unclear how this decision, subsequent appeals and other efforts to repeal and replace the Affordable Care Act will impact the Affordable Care Act and our business.

Since January 2017, the current administration has signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. On January 20, 2017, the President signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. On October 13, 2017, the President signed an Executive Order terminating the cost-sharing subsidies that reimburse insurers under the ACA. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. Further, on June 14, 2018, U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued were owed to them. The effects of this gap in reimbursement on third-party payors, the viability of the ACA marketplace, providers, and potentially our business, are not yet known.

On January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain Affordable Care Act-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. The Bipartisan Budget Act of 2018, or the BBA, among other things, amends the Affordable Care Act, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.”

In December 2018, the Centers for Medicare and Medicaid Services, or CMS, published a final rule permitting further collections and payments to and from certain Affordable Care Act qualified health plans and health insurance issuers under the Affordable Care Act risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. In addition, CMS has recently published a final rule that would give states greater flexibility, starting in 2020, in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces.

Other legislative changes have also been proposed and adopted since the ACA was enacted that, directly or indirectly, affect or are likely to affect, the pharmaceutical industry and the commercialization of our products, including the Budget Control Act of 2011, the American Taxpayer Relief Act of 2012 and the Middle Class Tax Relief and Job Creation Act of 2012. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results. The full impact of the ACA, any law repealing and/or replacing elements of it, and the political uncertainty surrounding any repeal or replacement legislation on our business remains unclear.

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

There has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which have resulted in several recent Congressional inquiries and proposed bills designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. In addition, the U.S. government, state legislatures, and foreign governments have shown significant interest in implementing cost containment programs, including price-controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs to limit the growth of government paid healthcare costs. At the federal level, the Trump administration’s budget proposal for fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Additionally, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The U.S. Department of Health and Human Services, or HHS, has already started the process of soliciting feedback on some of these measures and, at the same time, is immediately implementing others under its existing authority. For example, in September 2018, CMS announced that it will allow Medicare Advantage Plans the option to use step therapy for Part B drugs beginning January 1, 2019, and in October 2018, CMS proposed a new rule that would require direct-to-consumer television advertisements of prescription drugs and biological products, for which payment is available through or under Medicare or Medicaid, to include in the advertisement the Wholesale Acquisition Cost, or list price, of that drug or biological product. Although a number of these, and other proposed measures will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. Individual states in the United States have also become increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change taxable income may be limited. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As of December 31, 2018, we had U.S. federal net operating loss carryforwards and U.S. federal research and development tax credit carryforwards, which could be limited if we experience an “ownership change.” The reduction of the corporate tax rate under the TCJA may cause a reduction in the economic benefit of our net operating loss carryforwards and other deferred tax assets available to us. Under the TCJA, net operating losses generated after December 31, 2017 will not be subject to expiration.

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

Our President and Chief Executive Officer, Michael D. Taylor, Ph.D. retired from his positions with the Company, effective March 18, 2019. Our future operations will depend in large part on the efforts of our new President and Chief Executive Officer, Steven Hoerter. In addition, we are highly dependent on the research, development and management expertise of the other principal members of our executive team, including, without limitation, the research expertise on kinase switch control inhibitors of Daniel L. Flynn, Ph.D., our founder and Chief Scientific Officer. Although we have entered into employment agreements with our executive officers, each of them may terminate their employment with us at any time. We maintain “key person” insurance for Dr. Flynn, but not for any of our other executives or employees.

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

As of February 28, 2019, our executive officers and directors, combined with our stockholders who own more than 5% of our outstanding capital stock, beneficially own shares, in the aggregate, representing approximately 53% of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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

Our stock price is likely to be volatile. The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. Since our common stock began trading on The Nasdaq Global Select Market on September 28, 2017, our stock has traded at prices as low as $15.15 per share and as high as $45.61 per share through February 28, 2019. The market price for our common stock may be influenced by many factors, including:

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

We are evaluating these rules and regulations and cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

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

We currently lease approximately 30,000 rentable square feet of office space for our headquarters locations in Waltham, Massachusetts (of which approximately 22,000 square feet consist of short-term leases to temporarily accommodate our growth pending the availability for occupancy of our new headquarters location in Waltham, Massachusetts described below). Our existing space is used primarily for our clinical research, regulatory, business development and administrative functions.

In May 2018, we entered into a lease for approximately 45,000 square feet of office space in Waltham, Massachusetts, which, when available for occupancy, will become our new consolidated headquarters location and will replace all of our existing space in Massachusetts. The term of the lease commences on May 1, 2019, and we will occupy the premises following the landlord’s substantial completion of the initial buildout of the premises. The term shall continue for a period of approximately 10 years and seven months, unless earlier terminated in accordance with the terms of the lease.

We also lease 25,524 square feet of laboratory, office and storage space in Lawrence, Kansas that is used primarily for discovery research, preclinical research, and non-clinical functions.

We believe that our existing facilities, and our new headquarters location once available, are adequate for our current needs. We expect to seek additional office space for our Massachusetts operations as we increase our staffing levels as a result of anticipated growth in our clinical and regulatory activities, preparations for potential commercialization, as well as additional financial and administrative resources required to support operations as a public company. We believe that any additional space we may require will be available on commercially reasonable terms.

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

Holders of Our Common Stock

As of February 28, 2019, there were approximately 5 holders of record of shares of our common stock. This number does not include stockholders for whom shares are held in “nominee” or “street” name.

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

The following graph compares the performance of our common stock to the Nasdaq Composite Index and to the Nasdaq Biotechnology Index from September 28, 2017 (the first date that shares of our common stock were publicly traded) through December 31, 2018. The comparison assumes $100 was invested in our common stock and in each of the foregoing indices after the market closed on September 28, 2017, and it assumes reinvestment of dividends, if any. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Securities authorized for issuance under equity compensation plans

Information about our equity compensation plans will be included in our definitive proxy statement to be filed with the SEC with respect to our 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

None.

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

As of December 31, 2018, we estimate that we have used approximately $89.2 million of the net proceeds from our initial public offering for clinical development of our drug candidates, research activities and for working capital and other general corporate purposes. We have invested the unused net proceeds from the offering in money market accounts. There has been no material change in our planned use of the net proceeds from the offering as described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on September 28, 2017.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our registered equity securities during the period covered by this Annual Report on Form 10-K.

ITEM 6.	SELECTED FINANCIAL DATA

You should read the following selected financial data together with our consolidated financial statements and the related notes appearing at the end of this Annual Report on Form 10-K and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section. We have derived the statement of operations data for the years ended December 31, 2018, 2017 and 2016 and the balance sheet data as of December 31, 2018 and 2017 from our audited consolidated financial statements appearing at the end of this Annual Report on Form 10-K. The selected statements of operations data for the year ended December 31, 2015 and the balance sheet data as of December 31, 2016 and 2015 is derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in any future period.

	Year Ended December 31,
	2018	2017	2016	2015
	(in thousands, except share and per share data)
Statement of Operations Data:
Revenue	$—	$—	$—	$—

Operating expenses:
Research and development(1)	82,887	39,514	20,163	12,475
General and administrative(1)	21,212	11,421	5,675	5,135

Total operating expenses	104,099	50,935	25,838	17,610

Loss from operations	(104,099)	(50,935)	(25,838)	(17,610)

Other income (expense):
Interest expense	(84)	(95)	(106)	(2,209)
Interest and other income, net	4,329	746	4	3

Total other income (expense), net	4,245	651	(102)	(2,206)

Net loss and comprehensive loss	$(99,854)	$(50,284)	$(25,940)	$(19,816)

Net loss per share—basic and diluted	$(2.82)	$(2.99)	$(2.23)	$(4.67)

Weighted average common shares outstanding—basic and diluted	35,390,480	16,792,179	11,626,287	4,245,698

(1)	Amounts include stock-based compensation expense, as follows:

	Year Ended December 31,
	2018	2017	2016	2015
	(in thousands)
Research and development	$4,021	$1,320	$541	$1,382
General and administrative	5,667	3,546	946	1,175

	$9,688	$4,866	$1,487	$2,557

	As of December 31,
	2018	2017	2016	2015
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$293,764	$196,754	$57,461	$25,777
Working capital	278,294	184,367	53,695	23,333
Total assets	315,559	199,095	58,945	26,790
Notes payable to related party, including current portion	1,294	1,481	1,668	1,866
Convertible preferred shares	—	—	192,667	137,368
Total stockholders’ equity/members’ deficit	279,981	183,973	(139,760)	(115,307)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our drug candidates. Our net loss was $99.9 million, $50.3 million and $25.9 million for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, we had an accumulated deficit of $295.7 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly as we:

•	continue enrollment in and proceed with the expansion cohorts of our Phase 1 clinical trial for ripretinib (DCC-2618);

•	continue with our ongoing pivotal Phase 3 clinical trials of ripretinib;

•	continue with our ongoing and planned clinical programs for DCC-3014 and rebastinib;

•	develop any other future drug candidates we may choose to pursue;

•	continue research and development and drug discovery and initiate additional clinical trials;

•	seek marketing approval for any of our drug candidates that successfully complete clinical development;

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

As of December 31, 2018, we had cash and cash equivalents of $293.8 million. We believe that our existing cash and cash equivalents will enable us to fund our operating expenses, capital expenditure requirements and debt service payments into the second half of 2020. See “Liquidity and Capital Resources.”

On March 4, 2019, Dr. Michael Taylor notified our Board of his resignation from his position as President and Chief Executive Officer, and our Board of Directors has appointed Steven Hoerter as incoming President and Chief Executive Officer. This transition will be effective March 18, 2019.

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

The table below summarizes our research and development expenses incurred by development program:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Ripretinib	$46,902	$22,241	$6,791
DCC-3014	2,519	2,550	2,766
Rebastinib	4,184	357	1,019
Discontinued program	475	775	3,584
Unallocated expenses	28,807	13,591	6,003

Total research and development expenses	$82,887	$39,514	$20,163

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

We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support our continued research activities and development of our drug candidates. We also anticipate that we will continue to incur increased accounting, audit, legal, regulatory, compliance and investor and public relations expenses associated with operating as a public company.

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

Since the Conversion in October 2017, we have not recorded any U.S. federal or state income tax benefits for either the net losses we have incurred or our earned research and orphan drug credits, due to the uncertainty of realizing a benefit from those items in the future. As of December 31, 2018, we had net operating loss carryforwards for federal income tax purposes of $107.1 million, of which $14.5 million begin to expire in 2037 and $92.6 million may be carried forward indefinitely. As of December 31, 2018, we had net operating loss carryforwards for state income tax purposes of $107.7 million, which begin to expire in 2027. We also had federal and state research and orphan drug credits of $12.8 million and $0.9 million, respectively, as of December 31, 2018, which begin to expire in 2037 and 2032, respectively.

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

We estimate the fair value of each stock option award using the Black-Scholes option-pricing model, which uses as inputs the fair value of our common stock and assumptions we make for the volatility of our common stock, the expected term of our stock-based awards, the risk-free interest rate for a period that approximates the expected term of our stock-based awards and our expected dividend yield. Prior to October 2017, we were a privately-held company and lacked company-specific historical and implied volatility information. Therefore, we estimate our expected volatility based on the historical volatility of a set of our publicly traded peer companies and expect to continue to do so until such time as we have adequate historical data regarding the volatility of our own traded stock price. We estimate the expected term of our options using the “simplified” method for awards that qualify as “plain-vanilla” options. For options that do not qualify as “plain-vanilla”, we estimated the expected term using the average of vesting date and expiration date as we believe there is no better estimate of expected term. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that we have never paid cash dividends on common stock and do not expect to pay any cash dividends in the foreseeable future.

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

Results of Operations

Comparison of the Years Ended December 31, 2018 and 2017

The following table summarizes our results of operations for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
	2018	2017	Change
	(in thousands)
Revenue	$—	$—	$—

Operating expenses:
Research and development	82,887	39,514	43,373
General and administrative	21,212	11,421	9,791

Total operating expenses	104,099	50,935	53,164

Loss from operations	(104,099)	(50,935)	(53,164)

Other income (expense):
Interest expense	(84)	(95)	11
Interest and other income, net	4,329	746	3,583

Total other income (expense), net	4,245	651	3,594

Net loss	$(99,854)	$(50,284)	$(49,570)

Research and Development Expenses

	Year Ended December 31,
	2018	2017	Change
	(in thousands)
Direct research and development expenses by program:
Ripretinib	$46,902	$22,241	$24,661
DCC-3014	2,519	2,550	(31)
Rebastinib	4,184	357	3,827
Discontinued program	475	775	(300)
Unallocated expenses:
Personnel related (including stock-based compensation)	18,983	8,579	10,404
Facility related and other	9,824	5,012	4,812

Total research and development expenses	$82,887	$39,514	$43,373

Expenses related to our ripretinib program increased primarily as a result of increases in clinical trial costs of $19.9 million and manufacturing costs of $4.6 million. The increase in clinical trial costs was due to start-up activities related to our pivotal Phase 3 trial in second-line GIST, which we initiated in December 2018, and costs related to our pivotal Phase 3 trial in fourth-line and fourth-line plus GIST, which we initiated in January 2018. In addition, clinical trial costs increased due to costs related to the expansion cohorts of our Phase 1 clinical trial of ripretinib, which began enrollment in May 2017. Chemistry, manufacturing and controls, or CMC, and manufacturing costs for the ripretinib program increased as a result of process development activities to support anticipated drug requirements for commercialization and the manufacture of registration lots to support the submission of a new drug application.

Expenses related to our rebastinib program increased primarily as a result of increases in clinical trial costs of $3.6 million related to our Phase 1b/2 trial of rebastinib in combination with paclitaxel, which we initiated in

October 2018 and start-up activities related to our second Phase 1b/2 clinical trial of rebastinib in combination with carboplatin, which we initiated in January 2019.

The increase in personnel-related costs included in unallocated expenses was due primarily to an increase in headcount and stock-based compensation expense in our research and development function. Personnel-related costs for the years ended December 31, 2018 and 2017 included stock-based compensation expense of $4.0 million and $1.3 million, respectively. The increase in stock-based compensation expense was primarily related to additional employee stock options and a higher value of our common stock. The increase in facility-related and other costs included in unallocated expenses was primarily due to increased costs of $2.5 million incurred in connection with our early-stage drug discovery programs and increased consultant fees of $1.1 million.

General and Administrative Expenses

	Year Ended December 31,
	2018	2017	Change
	(in thousands)
Personnel related (including stock-based compensation)	$10,501	$6,568	$3,933
Professional and consultant fees	7,555	3,564	3,991
Facility related and other	3,156	1,289	1,867

Total general and administrative expenses	$21,212	$11,421	$9,791

The increase in personnel-related costs was primarily a result of an increase in stock-based compensation expense and an increase in headcount. Personnel-related costs for the years ended December 31, 2018 and 2017 included stock-based compensation expense of $5.7 million and $3.5 million, respectively. The increase in stock-based compensation expense was primarily related to additional employee stock options and a higher value of our common stock. The increase in professional and consultant fees was primarily due to an increase in various advisory fees, including those related to legal and accounting associated with operating as a public company as well as recruitment costs and costs incurred for pre-commercialization activities. Facility-related and other costs increased primarily due to higher facility, insurance and other costs related to our growth and operating as a public company.

Interest and Other Income, Net

The increase in interest and other income, net, was primarily due to an increase in interest income resulting from investing the net proceeds from our IPO in October 2017 and follow-on public offering in June 2018.

Comparison of the Years Ended December 31, 2017 and 2016

The following table summarizes our results of operations for the years ended December 31, 2017 and 2016:

	Year Ended December 31,
	2017	2016	Change
	(in thousands)
Revenue	$—	$—	$—

Operating expenses:
Research and development	39,514	20,163	19,351
General and administrative	11,421	5,675	5,746

Total operating expenses	50,935	25,838	25,097

Loss from operations	(50,935)	(25,838)	(25,097)

Other income (expense):
Interest expense	(95)	(106)	11
Interest and other income, net	746	4	742

Total other income (expense), net	651	(102)	753

Net loss	$(50,284)	$(25,940)	$(24,344)

Research and Development Expenses

	Year Ended December 31,
	2017	2016	Change
	(in thousands)
Direct research and development expenses by program:
Ripretinib	$22,241	$6,791	$15,450
DCC-3014	2,550	2,766	(216)
Rebastinib	357	1,019	(662)
Discontinued program	775	3,584	(2,809)
Unallocated expenses:
Personnel related (including stock-based compensation)	8,579	4,444	4,135
Facility related and other	5,012	1,559	3,453

Total research and development expenses	$39,514	$20,163	$19,351

Expenses related to our ripretinib program increased primarily as a result of increases in clinical trial costs of $10.1 million and manufacturing costs of $4.7 million. The increase in clinical trial costs was due to increased costs related to the expansion cohorts of our Phase 1 clinical trial of ripretinib, which began enrollment in May 2017. In addition, clinical trial costs increased due to start-up activities related to the pivotal Phase 3 trial in fourth-line plus GIST, which was initiated in January 2018 and increased patient enrollment in the dose escalation stage of our Phase 1 clinical trial of ripretinib, which was initiated in the fourth quarter of 2015. Manufacturing costs increased in preparation for our current and planned clinical trials.

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

Expenses related to our rebastinib program decreased primarily as a result of costs incurred in the prior year for research to help assess potential indications for use of rebastinib in human studies and an increase in manufacturing costs to support future clinical studies.

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

Interest and Other Income, Net

The increase in interest and other income, net, was primarily due to an increase in interest income resulting from investing the net proceeds from our IPO in October 2017.

Inflation

Inflation generally affects us by increasing our cost of labor. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the years ended December 31, 2018, 2017 and 2016.

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

Cash Flows

As of December 31, 2018, our principal sources of liquidity were cash and cash equivalents of $293.8 million.

The following table summarizes our sources and uses of cash and cash equivalents for each of the periods presented:

	December 31,
	2018	2017	2016
	(in thousands)
Cash used in operating activities	$(86,783)	$(36,702)	$(23,090)
Cash used in investing activities	(2,194)	(406)	(223)
Cash provided by financing activities	185,987	176,401	54,997

Net increase in cash and cash equivalents	$97,010	$139,293	$31,684

Operating Activities

During the year ended December 31, 2018, operating activities used $86.8 million of cash, primarily resulting from our net loss of $99.9 million, partially offset by non-cash charges of $10.0 million and cash provided by changes in our operating assets and liabilities of $3.1 million. Net cash provided by changes in our operating assets and liabilities for the year ended December 31, 2018 consisted primarily of a $8.8 million increase in accounts payable and accrued expenses and other liabilities, partially offset by an increase in prepaid expenses and other current assets of $5.8 million.

During the year ended December 31, 2017, operating activities used $36.7 million of cash, primarily resulting from our net loss of $50.3 million, partially offset by non-cash charges of $5.0 million and cash provided by changes in our operating assets and liabilities of $8.6 million. Net cash provided by changes in our operating assets and liabilities for the year ended December 31, 2017 consisted primarily of a $9.2 million increase in accounts payable and accrued expenses, partially offset by an increase in prepaid expenses and other current assets of $0.6 million.

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

Investing Activities

During the years ended December 31, 2018, 2017 and 2016 we used $1.1 million, $0.4 million and $0.2 million, respectively, to purchase property and equipment. During the year ended December 31, 2018, we increased our restricted investments by $1.1 million to secure a letter of credit associated with our new lease.

Financing Activities

During the year ended December 31, 2018, net cash provided by financing activities was $186.0 million, consisting primarily of proceeds from our follow-on public offering in June 2018, net of underwriting discounts and commissions, of $185.9 million and proceeds from the exercise of stock options of $0.9 million, partially offset by $0.7 million of payments of offering costs and $0.2 million of repayments of notes payable to a related party.

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

Construction Loan

We are party to a loan agreement and a security agreement, each dated as of June 11, 2010, with Clinical Reference Laboratory, Inc., or CRL, a related party. The loan was assigned to CHC, Inc., a related party, in December 2016. As of December 31, 2018 and 2017, there was $1.3 million and $1.5 million, respectively, in principal outstanding under the loan.

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

As of December 31, 2018, we had cash and cash equivalents of $293.8 million. We believe that our existing cash and cash equivalents will enable us to fund our operating expenses, capital expenditure requirements and debt service payments into the second half of 2020. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. We do not currently have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of existing equity holders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or drug candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, limit, reduce or terminate our research, product development or future commercialization efforts or grant rights to develop and market drug candidates that we would otherwise prefer to develop and market ourselves.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2018 and the effects that such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments Due By Period
	Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	More Than 5 Years
	(in thousands)
Lease commitments(1)	$23,452	$896	$4,464	$4,309	$13,783
Notes payable to related party(2)	1,566	260	485	441	380

Total	$25,018	$1,156	$4,949	$4,750	$14,163

(1)

Reflects payments due for our lease we entered into in May 2018 for approximately 45,000 square feet of corporate office space in Waltham, Massachusetts. The term of the lease commences on May 1, 2019 and shall continue for a period of approximately 10 years and seven months, unless earlier terminated in accordance with the terms of the lease. We are not the legal owner of the leased space. However, we are deemed to be the owner of the leased space during the construction period because of certain provisions within the lease agreement. As a result, as of December 31, 2018, we capitalized approximately $11.9 million (equal to the estimated cost of our leased portion of the premises) as construction-in-progress within property and equipment and recorded a corresponding build-to-suit facility lease financing obligation on our consolidated balance sheet.
(2)

In addition, lease commitments reflect payments due for our sublease agreements for our current corporate office space in Waltham, Massachusetts that expire in 2019 and for our lease of office and laboratory space in Lawrence, Kansas under operating lease agreements that expire at various dates through 2020.

(3)	Reflects the contractually required principal and interest payments payable pursuant to our outstanding construction loan. See “Certain Relationships and Related Person Transactions.”

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

Recently Issued and Adopted Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our cash and cash equivalents as of December 31, 2018 consisted of cash and money market accounts. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of interest rates. Because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our financial position or results of operations. As of December 31, 2018, our outstanding indebtedness accrued interest at a fixed interest rate. As a result, a change in market interest rates would not have had any impact on our financial position or results of operations.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

DECIPHERA PHARMACEUTICALS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Deciphera Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Deciphera Pharmaceuticals, Inc. and its subsidiaries (the “Company”) as of December 31, 2018 and December 31, 2017, and the related consolidated statements of operations and comprehensive loss, convertible preferred shares and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and December 31, 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

March 14, 2019

We have served as the Company’s auditor since 2009.

DECIPHERA PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$293,764	$196,754
Prepaid expenses and other current assets	7,273	1,428

Total current assets	301,037	198,182
Long-term investment—restricted	1,069	—
Property and equipment, net	13,453	838
Other assets	—	75

Total assets	$315,559	$199,095

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,308	$4,395
Accrued expenses and other current liabilities	14,248	9,233
Notes payable to related party	187	187

Total current liabilities	22,743	13,815
Notes payable to related party, net of current portion	1,107	1,294
Lease liability, net of current portion	11,347	—
Other long-term liabilities	381	13

Total liabilities	35,578	15,122

Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value per share; 125,000,000 shares authorized; 37,676,760 shares and 32,591,686 shares issued and outstanding as of December 31, 2018 and 2017, respectively	377	326
Additional paid-in capital	575,327	379,516
Accumulated deficit	(295,723)	(195,869)

Total stockholders’ equity	279,981	183,973

Total liabilities and stockholders’ equity	$315,559	$199,095

The accompanying notes are an integral part of these consolidated financial statements.

DECIPHERA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2018	2017	2016
Revenue	$—	$—	$—

Operating expenses:
Research and development	82,887	39,514	20,163
General and administrative	21,212	11,421	5,675

Total operating expenses	104,099	50,935	25,838

Loss from operations	(104,099)	(50,935)	(25,838)
Other income (expense):
Interest expense	(84)	(95)	(106)
Interest and other income, net	4,329	746	4

Total other income (expense), net	4,245	651	(102)

Net loss and comprehensive loss	$(99,854)	$(50,284)	$(25,940)

Net loss per share—basic and diluted	$(2.82)	$(2.99)	$(2.23)

Weighted average common shares outstanding—basic and diluted	35,390,480	16,792,179	11,626,287

The accompanying notes are an integral part of these consolidated financial statements.

DECIPHERA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED SHARES AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

	Series A, B-1, B-2 and C Convertible Preferred Shares		Common Shares		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances at December 31, 2015	2,756,345	137,368	—	—	4,338	(119,645)	(115,307)
Issuance of Series B-2 convertible preferred shares, net of issuance costs of $25	876,366	55,299	—	—	—	—	—
Share-based compensation expense	—	—	—	—	1,487	—	1,487
Net loss	—	—	—	—	—	(25,940)	(25,940)

Balances at December 31, 2016	3,632,711	192,667	—	—	5,825	(145,585)	(139,760)
Issuance of Series C convertible preferred shares, net of issuance costs of $429	690,333	51,871	—	—	—	—	—
Effect of Conversion (Note 1)	(4,323,044)	(244,538)	24,425,190	244	244,294	—	244,538
Issuance of common stock sold in initial public offering, net of underwriting discounts, commissions and offering costs	—	—	8,166,496	82	124,531	—	124,613
Share-based compensation expense	—	—	—	—	4,866	—	4,866
Net loss	—	—	—	—	—	(50,284)	(50,284)

Balances at December 31, 2017	—	—	32,591,686	326	379,516	(195,869)	183,973
Issuance of common stock sold in public offering, net of underwriting discounts, commissions and offering costs	—	—	4,945,000	50	185,209	—	185,259
Issuance of common stock upon exercise of stock options	—	—	140,074	1	914	—	915
Stock-based compensation expense	—	—	—	—	9,688	—	9,688
Net loss	—	—	—	—	—	(99,854)	(99,854)

Balances at December 31, 2018	—	$—	37,676,760	$377	$575,327	$(295,723)	$279,981

The accompanying notes are an integral part of these consolidated financial statements.

DECIPHERA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net loss	$(99,854)	$(50,284)	$(25,940)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	9,688	4,866	1,487
Depreciation and amortization expense	317	150	90
Loss on disposal of property and equipment	—	10	6
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(5,770)	(637)	(185)
Accounts payable	3,991	2,904	(187)
Accrued expenses and other current liabilities	4,477	6,276	1,694
Other assets	—	—	(55)
Other long-term liabilities	368	13	—

Net cash used in operating activities	(86,783)	(36,702)	(23,090)

Cash flows from investing activities:
Purchases of property and equipment	(1,125)	(406)	(223)
Increase in restricted investments	(1,069)	—	—

Net cash used in investing activities	(2,194)	(406)	(223)

Cash flows from financing activities:
Proceeds from public offerings, net of underwriting discounts and commissions	185,933	129,112	—
Proceeds from issuance of convertible preferred shares	—	52,300	55,324
Repayment of notes payable to related party	(187)	(187)	(198)
Payments of public offering costs	(674)	(4,395)	(104)
Payments of convertible preferred share issuance costs	—	(429)	(25)
Proceeds from exercise of stock options	915	—	—

Net cash provided by financing activities	185,987	176,401	54,997

Net increase in cash and cash equivalents	97,010	139,293	31,684
Cash and cash equivalents at beginning of period	196,754	57,461	25,777

Cash and cash equivalents at end of period	$293,764	$196,754	$57,461

Supplemental disclosure of cash flow information:
Cash paid for interest	$84	$95	$106
Supplemental disclosure of non-cash investing activities:
Amounts capitalized under build-to-suit lease transaction	$11,885	$—	$—
Supplemental disclosure of non-cash financing activities:
Conversion of convertible preferred shares into common stock	$—	$244,538	$—
Purchases of property and equipment included in accounts payable and accrued expenses	$—	$78	$—

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

On October 2, 2017, immediately prior to the completion of its initial public offering (“IPO”), the Company engaged in a series of transactions whereby Deciphera Pharmaceuticals, LLC became a wholly owned subsidiary of Deciphera Pharmaceuticals, Inc., a Delaware corporation. As part of the transactions, shareholders of Deciphera Pharmaceuticals, LLC exchanged their shares of Deciphera Pharmaceuticals, LLC for shares of Deciphera Pharmaceuticals, Inc. on a one-for-5.65 basis (the “Conversion”).

In October 2017, Deciphera Pharmaceuticals, Inc., completed the IPO, pursuant to which it issued and sold 8,166,496 shares of common stock at the IPO price of $17.00 per share, resulting in net proceeds of $124.6 million after deducting underwriting discounts and commissions and other offering expenses. Upon the closing of the IPO, the Company’s outstanding convertible preferred shares automatically converted into shares of common stock. In June 2018, the Company issued and sold 4,945,000 shares of its common stock in a follow-on public offering at a public offering price of $40.00 per share, resulting in net proceeds of $185.3 million after deducting underwriting discounts and commissions and other offering expenses.

The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. Since inception, the Company has incurred recurring losses including net losses of $99.9 million and $50.3 million for the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018, the Company had an accumulated deficit of $295.7 million. The Company expects to continue to generate operating losses in the foreseeable future. The Company expects that its cash and cash equivalents of $293.8 million as of December 31, 2018 will be sufficient to fund its operating expenses, capital expenditure requirements and debt service payments through at least 12 months from the issuance date of these consolidated financial statements. The future viability of the Company is dependent on its ability to raise additional capital to fund its operations.

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

Impairment of Long-Lived Assets

Long-lived assets consist of property and equipment. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset group for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset group to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset group are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset group over its fair value, determined based on discounted cash flows. The Company did not record any impairment losses on long-lived assets during the years ended December 31, 2018, 2017 or 2016.

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

The Company’s cash equivalents are carried at fair value, determined according to the fair value hierarchy described above (see Note 3). The carrying values of the Company’s accounts payable and accrued expenses approximate their fair values due to the short-term nature of these liabilities. The fair value of the Company’s outstanding notes payable to related party (see Note 6) as of December 31, 2018 and 2017 approximated $1.1 million and $1.2 million, respectively. The fair value of the outstanding debt was estimated using a discounted cash flow analysis based on current market interest rates for debt issuances with similar remaining years to maturity, adjusted for credit risk, which represents a Level 3 measurement.

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

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity (deficit) that result from transactions and economic events other than those with shareholders. There was no difference between net loss and comprehensive loss for each of the periods presented in the accompanying consolidated financial statements.

Net Loss per Share

Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding for the years ended December 31, 2018 and 2017. Diluted net income (loss) per share is computed by dividing the diluted net income (loss) by the weighted average number of common shares, including potential dilutive common shares assuming the dilutive effect of outstanding stock options and unvested restricted common stock, as determined using the treasury stock method. For periods in which the Company has reported net losses, diluted net loss per common share is the same as basic net loss per common share, since dilutive common shares are not assumed to have been issued if their effect is antidilutive.

The Company did not have any common shares outstanding during the year ended December 31, 2016 or for the period from January 1, 2017 through the closing of its initial public offering on October 2, 2017. To determine the weighted average shares outstanding for purpose of calculating net loss per share during those periods, the Company used the weighted average number of Series A convertible preferred shares outstanding because such shares represented the most subordinate share class outstanding during those periods. Share amounts for periods prior to the IPO have been retrospectively adjusted to give effect to the exchange of Series A convertible preferred shares into shares of common stock upon the Conversion (see Note 1).

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

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 will require lessees to recognize most leases on their balance sheet as a right-of-use asset and a lease liability. Leases will be classified as either operating or finance, and classification will be based on criteria similar to current lease accounting, but without explicit bright lines. The guidance is effective for annual reporting periods beginning after December 15, 2018 and interim periods within those fiscal years, and early adoption is permitted. ASU 2016-02 initially required adoption using a modified retrospective approach, under which all years presented in the financial statements would be prepared under the revised guidance. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842), which added an optional transition method under which financial statements may be prepared under the revised guidance for the year of adoption, but not for prior years. Under the latter method, entities will recognize a cumulative catch-up adjustment to the opening balance of retained earnings in the period of adoption. The Company intends to adopt the new leasing standards on the effective date of January 1, 2019 using a modified retrospective approach. The Company expects to elect the “package of practical expedients”, which permits the Company not to reassess under the new standards for prior conclusions about lease identification, lease classification and initial direct costs. The Company expects that the adoption of the new leasing standards will result in the recognition of material right-of-use assets and lease liabilities and the reversal of the build to suit asset and liabilities on the consolidated balance sheets but does not expect it to have a material impact on its results of operations or cash flows.

In June 2018, the FASB issued ASU No. 2018-07, Compensation-Stock Compensation (Topic 718)—Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). This ASU is intended to simplify aspects of share-based compensation issued to non-employees by making the guidance consistent with the accounting for employee share-based compensation. The guidance is effective for annual reporting periods beginning after December 15, 2018 and interim periods within those fiscal years, and early adoption is permitted. The Company does not expect that the adoption of ASU 2018-07 will have a material impact on its financial position, results of operations or cash flows.

3. Fair Value of Financial Assets

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	Fair Value Measurements at December 31, 2018 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$—	$267,145	$—	$267,145

Total	$—	$267,145	$—	$267,145

	Fair Value Measurements at December 31, 2017 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$—	$191,950	$—	$191,950

Total	$—	$191,950	$—	$191,950

The table above as of December 31, 2018 excludes a certificate of deposit of $1.1 million that the Company held to secure a letter of credit associated with a lease (see Note 11).

During the years ended December 31, 2018 and 2017, there were no transfers between Level 1, Level 2 and Level 3.

4. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2018	2017
Laboratory equipment	$1,731	$981
Computer equipment	465	300
Leasehold improvements	359	344
Furniture and fixtures	201	128
Construction in progress (Note 11)	11,914	—

	14,670	1,753
Less: Accumulated depreciation and amortization	(1,217)	(915)

	$13,453	$838

Depreciation and amortization expense was $0.3 million, $0.2 million and $0.1 million for the years ended December 31, 2018, 2017 and 2016, respectively.

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,
	2018	2017
Accrued external research and development expenses	$8,761	$6,625
Accrued payroll and related expenses	4,139	2,233
Accrued professional fees	747	353
Accrued other	601	22

	$14,248	$9,233

6. Notes Payable to Related Party

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

The CRL Construction Loan is collateralized by a security interest in all of the equipment and fixtures at the Company’s laboratories in Lawrence, Kansas. Under the loan and security agreements, the Company has agreed to affirmative, negative and financial covenants to which it will remain subject until the loan has been paid off in full. These covenants include limitations on the Company’s ability to incur additional indebtedness and engage in certain fundamental business transactions, such as mergers or acquisitions of other businesses, as well as requirements that the Company comply with a maximum liabilities-to-assets ratio, a minimum working capital threshold and a maximum debt-to-equity ratio. Events of default under the loan agreement include failure to make payments when due, insolvency events, failure to comply with covenants and material adverse effects with respect to the Company. The lender’s remedies upon an event of default include the ability to accelerate all amounts that are due under the CRL Construction Loan to become immediately due and payable. As of December 31, 2018 and 2017, the Company was in compliance with the financial covenants of the CRL Construction Loan.

Notes payable to related party as of December 31, 2018 and 2017 consisted only of outstanding borrowings under the CRL Construction Loan, as follows (in thousands):

	December 31,
	2018	2017
Notes payable to related party	$1,294	$1,481
Less: Current portion	(187)	(187)

Notes payable to related party, net of current portion	$1,107	$1,294

As of December 31, 2018, scheduled payments of principal and interest for the CRL Construction Loan are as follows (in thousands):

Year ending December 31,	Principal	Interest	Total
2019	187	73	260
2020	187	61	248
2021	187	50	237
2022	187	39	226
2023	187	28	215
Thereafter	359	21	380

	$1,294	$272	$1,566

Total interest expense for each of the years ended December 31, 2018, 2017 and 2016 was $0.1 million.

7. Convertible Preferred Shares

Prior to the completion of its IPO in October 2017 (Note 1), the Company had outstanding Series A, Series B-1, Series B-2 and Series C convertible preferred shares. The Conversion (Note 1) included the exchange of all outstanding Series A, Series B and Series C preferred shares of Deciphera Pharmaceuticals, LLC for an aggregate of 24,425,190 shares of common stock of Deciphera Pharmaceuticals, Inc.

In May 2017, the Company entered into a Series C preferred shares purchase agreement, pursuant to which the Company sold 690,333 Series C Shares at a price of $75.76 per share for proceeds of $51.9 million, net of issuance costs of $0.4 million.

In July 2016, the Company issued and sold 876,366 Series B-2 Shares at a price of $63.13 per share for gross proceeds of $55.3 million. Issuance costs associated with the issuance of Series B-2 Shares were less than $0.1 million.

8. Common Stock

On October 2, 2017, immediately prior to the completion of the IPO, the Company engaged in a series of transactions whereby Deciphera Pharmaceuticals, LLC became a wholly owned subsidiary of Deciphera Pharmaceuticals, Inc. As part of the transactions, shareholders of Deciphera Pharmaceuticals, LLC exchanged their shares of Deciphera Pharmaceuticals, LLC for shares of Deciphera Pharmaceuticals, Inc. on a one-for-5.65 basis and exchanged their outstanding equity incentive awards of Deciphera Pharmaceuticals, LLC for options to purchase the same number of shares of common stock of Deciphera Pharmaceuticals, Inc. multiplied by 5.65, with a corresponding adjustment to divide the exercise price by 5.65 (the “Conversion”). The Conversion included the exchange of all outstanding series A, series B and series C preferred shares of Deciphera Pharmaceuticals, LLC for an aggregate of 24,425,190 shares of common stock of Deciphera Pharmaceuticals, Inc. and the exchange of all outstanding options and share appreciations rights of Deciphera Pharmaceuticals, LLC for options to purchase common stock of Deciphera Pharmaceuticals, Inc.

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

9. Stock-Based Compensation

2017 Equity Incentive Plan

The Company’s 2017 Stock Option and Incentive Plan (the “2017 Plan”) provides for the grant of equity-based incentive awards. The number of shares initially reserved for issuance of awards under the 2017 Plan was 2,655,831 shares of common stock and may be increased by the number of shares under the 2015 Equity Incentive Plan (the “2015 Plan”) and the 2017 Plan that are forfeited, cancelled, repurchased by the Company or otherwise surrendered. The 2017 Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning on January 1, 2018, by 4% of the outstanding number of shares of our common stock on the immediately preceding December 31 or such lesser number of shares as determined by the Compensation Committee of the Company’s Board of Directors. As of December 31, 2018, 2,099,983 remained available for issuance under the 2017 Plan. The number of shares reserved for issuance under the 2017 Plan was increased by 1,507,070 shares effective January 1, 2019.

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

2017 Employee Stock Purchase Plan

The 2017 Employee Stock Purchase Plan, (the “ESPP”) initially reserved and authorized the issuance of up to 306,750 shares of common stock to participating employees. The ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2018 and each January 1 thereafter through January 1, 2027, by the least of (i) 1% of the outstanding number of shares of common stock on the immediately preceding December 31; (ii) 400,000 shares or (iii) such number of shares as determined by the ESPP administrator. As of December 31, 2018, 632,666 remained available for issuance under the ESPP Plan. The number of shares reserved for issuance under the ESPP was increased by 376,767 shares effective January 1, 2019.

As of December 31, 2018, no offering periods have commenced under the ESPP.

Stock Option Valuation

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option-pricing model, which uses as inputs the fair value of the Company’s common stock and assumptions for the volatility of its common stock, the expected term of stock-based awards, the risk-free interest rate for a period that approximates the expected term of stock-based awards and the expected dividend yield. Prior to October 2017, the Company was privately-held and lacked company-specific historical and implied volatility information. Therefore, it estimates its expected share volatility based on the historical volatility of a set of publicly traded peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. The Company estimated the expected term of its options using the “simplified” method for awards that qualify as “plain-vanilla” options. For options that do not qualify as “plain-vanilla”, the Company estimated the expected term using the average of vesting date and expiration date as it believes there is no better estimate of expected term. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends on common shares and does not expect to pay any cash dividends in the foreseeable future.

The assumptions that the Company used to determine the fair value of options granted to employees and directors were as follows, presented on a weighted average basis:

	Year Ended December 31,
	2018	2017	2016
Risk-free interest rate	2.8%	1.9%	1.3%
Expected term (in years)	6.1	6.0	6.1
Expected volatility	73.3%	78.3%	76.1%
Expected dividend yield	0%	0%	0%

The following table summarizes the Company’s option activity from January 1, 2018 to December 31, 2018:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2017	4,598,352	$4.99
Granted	1,472,600	$29.64
Exercised	(140,074)	$6.54
Forfeited	(143,727)	$17.09

Outstanding as of December 31, 2018	5,787,151	$10.92	7.7	$70,479

Options vested and expected to vest as of December 31, 2018	5,787,151	$10.92	7.7	$70,479

Options exercisable as of December 31, 2018	3,312,447	$5.20	6.8	$53,742

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the options and the fair value of the Company’s common shares for those options that had exercise prices lower than the fair value of the Company’s common shares. The aggregate intrinsic value of options exercised during the year ended December 31, 2018 was $4.4 million. There were no option exercises during the years ended December 31, 2017 and 2016.

The weighted average grant-date fair value per share of options granted during the years ended December 31, 2018, 2017 and 2016 was $19.68, $7.63 and $2.43, respectively.

Restricted Stock Units

The 2017 Plan provides for the award of restricted stock units. During 2018, the Company granted restricted stock units to employees that were subject to time-based vesting conditions that lapse over two years from date of grant. All restricted stock units currently granted have been classified as equity instruments as their terms require settlement in shares. Restricted stock units with time-based vesting conditions are valued on the grant date using the grant date market price of the underlying shares. The Company did not grant restricted stock units in 2017 or 2016.

The table below summarizes the Company’s restricted stock unit activity from January 1, 2018 to December 31, 2018:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2017	—	$—
Granted	25,000	$33.43
Vested	—	$—
Forfeited	—	$—

Outstanding as of December 31, 2018	25,000	$33.43

Stock-Based Compensation

Stock-based compensation expense was classified in the statements of operations and comprehensive loss as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Research and development expenses	$4,021	$1,320	$541
General and administrative expenses	5,667	3,546	946

	$9,688	$4,866	$1,487

As of December 31, 2018, total unrecognized compensation cost related to the unvested share-based awards was $27.2 million, which is expected to be recognized over a weighted average of 2.2 years.

10. Net Loss per Share

Basic and diluted net loss per share was calculated as follows (in thousands, except share and per share amounts):

	Year Ended December 31,
	2018	2017	2016
Numerator:
Net loss	$(99,854)	$(50,284)	$(25,940)

Denominator:
Weighted average common shares outstanding—basic and diluted	35,390,480	16,792,179	11,626,287

Net loss per share—basic and diluted	$(2.82)	$(2.99)	$(2.23)

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

The Company did not have any common shares outstanding during the year ended December 31, 2016 or during the period from January 1, 2017 through the closing of its initial public offering on October 2, 2017. Because the Series A convertible preferred shares represented the most subordinate share class outstanding during those periods, in determining weighted average common shares outstanding for purposes of calculating net loss per share for periods prior to the IPO, the Company utilized Series A convertible preferred shares. Such shares have also been retrospectively adjusted to give effect to the exchange of Series A convertible preferred shares into shares of common stock upon the Conversion.

Common Stock Equivalents

The following potential dilutive securities, presented based on amounts outstanding at the end of each reporting period, have been excluded from the calculation of diluted net loss per share because including them would have had an anti-dilutive impact:

	As of December 31,
	2018	2017	2016
Options to purchase common stock	5,787,151	4,598,352	3,214,452
Unvested restricted common stock units	25,000	—	—
Series B convertible preferred shares (as converted to common shares)	—	—	8,898,527

	5,812,151	4,598,352	12,112,979

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

The Company recorded rent expense of $1.1 million, $0.6 million and $0.4 million during the years ended December 31, 2018, 2017 and 2016, respectively.

The following table summarizes the future minimum lease payments due under the operating leases as of December 31, 2018 (in thousands):

Year Ending December 31,
2019	$726
2020	333

$1,059

Build-to-suit lease

In May 2018, the Company entered into a lease for office space in Waltham, Massachusetts. The lease term is expected to commence on May 1, 2019 and expires 10 years and 7 months from the commencement date, unless terminated earlier in accordance with the terms of the lease. The Company is entitled to two five-year options to extend. The initial annual base rent is approximately $2.0 million and will increase annually. The Company is obligated to pay its portion of real estate taxes and costs related to the premises, including costs of operations, maintenance, repair, replacement and management of the new leased premises. The Company is required to maintain a certificate of deposit of $1.1 million to secure a letter of credit associated with the lease. This amount was classified as long-term investment—restricted in the consolidated balance sheet as of December 31, 2018. The lease agreement allows for a landlord-provided tenant improvement allowance of $2.7 million to be applied to the costs of the construction of the leasehold improvements.

The Company is not the legal owner of the leased space. However, in accordance with ASC 840, Leases, the Company is deemed to be the owner of the leased space during the construction period because of certain provisions within the lease agreement. As a result, as of December 31, 2018, the Company capitalized approximately $11.9 million (equal to the estimated cost of its leased portion of the premises) as construction-in-progress within property and equipment and recorded a corresponding build-to-suit facility lease financing obligation. As of December 31, 2018, the current portion of the lease financing obligation of $0.5 million was classified within accrued expenses and other current liabilities and the remaining $11.4 million was classified as a long-term lease liability, net of current portion, on its consolidated balance sheet. The construction is expected to be completed in the second quarter of 2019.

As of December 31, 2018, minimum commitments under this lease are as follows (in thousands):

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

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and senior management that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2018 or 2017.

12. Income Taxes

Prior to the Conversion in October 2017, the Company had been treated as a partnership for tax purposes and had not been subject to U.S. federal or state income taxation. As a result, the Company had not recorded any U.S. federal or state income tax benefits for the net losses incurred prior to October 2017 or for earned research and orphan drug credits. Upon the Conversion in October 2017, the Company became subject to Corporate U.S. federal and state income taxes.

During the year ended December 31, 2018 and the period from October 2, 2017 to December 31, 2017, the Company recorded no income tax benefits for the net operating losses, due to its uncertainty of realizing a benefit from those items.

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2018	2017
Federal statutory income tax rate	21.0%	34.0%
State taxes, net of federal benefit	6.1	1.6
Research and orphan drug credit	9.6	7.7
Research and orphan drug credit addback	—	(6.6)
Impact of change in tax status	—	(8.7)
Effect of federal tax law change	—	(6.1)
Permanent adjustments and other	0.7	(0.3)
Increase in deferred tax asset valuation allowance	(37.4)	(21.6)

Effective income tax rate	—%	—%

Net deferred tax assets consisted of the following (in thousands):

	December 31,
	2018	2017
Deferred tax assets (liabilities):
Net operating loss carryforwards	$28,906	$4,030
Research and orphan drug credit carryforwards	13,457	3,888
Stock-based compensation	4,681	2,366
Accrued expenses and lease liability	4,470	672
Property and equipment	(3,200)	(129)
Other	(123)	8

Total gross deferred tax assets	48,191	10,835
Valuation allowance	(48,191)	(10,835)

Net deferred tax assets	$—	$—

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

The Company remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Job Act (SAB 118) which allowed the Company to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. The provisional amount related to the re-measurement of the Company’s deferred tax balance was a reduction of $3.1 million for the year ended December 31, 2017. The provisional amount was finalized during the year ended December 31, 2018 and did not result in a material change to the amount previously recorded. Due to the corresponding valuation allowance fully offsetting deferred taxes, there was no impact to the statement of operations and comprehensive loss.

Upon the Conversion in October 2017, the Company became subject to U.S. federal and state income taxes. The change in the valuation allowance was as follows (in thousands):

	Year Ended December 31,
	2018	2017
Valuation allowance as of beginning of year	$(10,835)	$—
Net increases recorded to income tax provision	(37,356)	(10,835)

Valuation allowance as of end of year	$(48,191)	$(10,835)

As of December 31, 2018, the Company had net operating loss carryforwards for federal income tax purposes of $107.1 million, of which $14.5 million begin to expire in 2037 and $92.6 million may be carried forward indefinitely. As of December 31, 2018, the Company had net operating loss carryforwards for state income tax purposes of $107.7 million, which begin to expire in 2027. As of December 31, 2018, the Company also had available research and orphan drug credit carryforwards for federal and state income tax purposes of $12.8 million and $0.9 million, respectively, which begin to expire in 2037 and 2032, respectively. Utilization of the net operating loss carryforwards and research and orphan drug credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986, as amended, (the “Code”), and similar state law due to ownership changes that have occurred previously or that could occur in the future.

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

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets as of December 31, 2018. Management reevaluates the positive and negative evidence at each reporting period.

The Company has not recorded any amounts for unrecognized tax benefits as of December 31, 2018.

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

Total employer matching contributions related to these plans were $0.4 million, $0.1 million and less than $0.1 million respectively, for the years ended December 31, 2018, 2017 and 2016.

14. Related Parties

Clinical Reference Laboratory, Inc.

One of the members of the Company’s board of directors is the Chief Executive Officer of CRL. CRL is the owner of approximately 31% of Brightstar, a holder of more than 5% of the Company’s common stock.

The Company is a party to a loan agreement and a security agreement, each dated as of June 11, 2010, with CRL. The Company borrowed an aggregate of $2.8 million under the loan agreement to finance improvements to the Company’s biology and chemistry laboratories in Lawrence, Kansas. In December 2016, the loan was assigned to CHC, Inc., a related party, which owns 100% of CRL. Borrowings under the loan bear interest at a fixed rate equal to 6.0% per annum and the Company is required to make monthly payments of principal and interest, based on a 15-year straight-line amortization schedule. For each of the years ended December 31, 2018, 2017 and 2016, the Company recorded $0.1 million of interest expense related to this loan. For each of the years ended December 31, 2018, 2017 and 2016, the Company made $0.3 million in principal and interest payments under the loan. As of December 31, 2018 and 2017, principal amounts owed under the loan agreement totaled $1.3 million and $1.5 million, respectively (see Note 6).

The Company is party to a master services agreement, effective as of May 20, 2013, with CRL under which the Company purchased and expects to continue to purchase laboratory services. Under the agreement, the Company has agreed to use CRL on an exclusive basis for laboratory testing needs. For the years ended December 31, 2018, 2017 and 2016, the Company recorded $0.9 million, $0.4 million and $0.2 million, respectively, of research and development expense incurred under this agreement, of which $0.8 million, $0.4 million and $0.1 million, respectively, was paid to CRL during those same periods. As of December 31, 2018 and 2017, total amounts owed to CRL for laboratory services were $0.2 million and $0.1 million, respectively, which amounts were included in accounts payable and accrued expenses. The Company is not committed to purchase any minimum amounts under the agreement.

In 2015, the Company entered into an agreement with CRL under which the Company became a participating employer in CRL’s 401(k) plan. Effective January 1, 2018, the Company adopted the 2018 401(k) Plan to which employees’ and former employees’ accounts were transitioned from the CRL 401(k) Plan. For the year ended December 31, 2018, no contributions were made by employees of the Company to the CRL 401(k) Plan. For the years ended December 31, 2017 and 2016, the total amount of contributions made by employees of the Company under the CRL 401(k) Plan was $0.6 million and $0.2 million, respectively.

15. Selected Quarterly Financial Data (Unaudited)

The following information has been derived from unaudited consolidated financial statements that, in the opinion of management, include all recurring adjustments necessary for a fair statement of such information (in thousands except per share data):

	Three Months Ended
	Dec. 31, 2018	Sept. 30, 2018	June 30, 2018	March 31, 2018	Dec. 31, 2017	Sept. 30, 2017	June 30, 2017	March 31, 2017
Statements of Operations Data:
Revenue	$—	$—	$—	$—	$—	$—	$—	$—
Loss from operations	(33,830)	(25,889)	(22,429)	(21,951)	(20,338)	(12,181)	(10,691)	(7,725)
Net loss	(32,299)	(24,435)	(21,690)	(21,430)	(19,912)	(12,038)	(10,626)	(7,708)
Net loss per share—basic and diluted	(0.86)	(0.65)	(0.65)	(0.66)	(0.62)	(1.04)	(0.91)	(0.66)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2018, our internal control over financial reporting was effective.

This annual report does not include an attestation report of our independent registered public accounting firm on internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements

For a list of the financial statements included herein, see Index to the Consolidated Financial Statements on page 121 of this Annual Report on Form 10-K, incorporated into this Item by reference.

2.	Financial Statement Schedules

Financial statement schedules have been omitted because they are either not required or not applicable or the information is included in the consolidated financial statements or the notes thereto.

3.	Exhibits

See the Exhibit Index in Item 15(b) below.

(b)	Exhibit Index.

Exhibit Number	Description
2.1*	Reorganization Agreement and Plan of Merger by and among the Registrant, Deciphera Pharmaceuticals, LLC and the other parties named therein, dated October 2, 2017 (Incorporated by reference to Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2017)(1)

3.1*	Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 5, 2017).

3.2*	Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on October 5, 2017).

4.1*	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 filed on September 22, 2017).

4.2*	Second Amended and Restated Investors’ Rights Agreement among Deciphera Pharmaceuticals, LLC and certain of its shareholders, dated May 26, 2017 (Incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on September 11, 2017).

4.3*	Registration Rights Agreement by and among the Registrant and certain of its stockholders, dated October 2, 2017 (Incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2017).

10.1#*	2015 Equity Incentive Plan, as amended, and form of award agreements thereunder (Incorporated by reference to Exhibit 10.1 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 filed on September 18, 2017).

10.2#*	2017 Stock Option and Incentive Plan and form of award agreements thereunder (Incorporated by reference to Exhibit 10.2 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 filed on September 22, 2017).

10.3#*	2017 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.3 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 filed on September 22, 2017).

Exhibit Number	Description

10.4#*	Form of Indemnification Agreement between Deciphera Pharmaceuticals, Inc. and each of its directors (Incorporated by reference to Exhibit 10.4 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 filed on September 22, 2017).

10.5#*	Form of Indemnification Agreement between Deciphera Pharmaceuticals, Inc. and each of its executive officers (Incorporated by reference to Exhibit 10.5 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 filed on September 22, 2017).

10.6#*	Employment Agreement, between Deciphera Pharmaceuticals, LLC and Michael D. Taylor, Ph.D. (Incorporated by reference to Exhibit 10.6 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 filed on September 25, 2017).

10.7#	Employment Agreement, between Deciphera Pharmaceuticals, LLC and Thomas P. Kelly

10.8#	Employment Agreement, between Deciphera Pharmaceuticals, LLC and Daniel C. Martin

10.9#*	Deciphera Pharmaceuticals, Inc. Non-Employee Director Compensation Policy (Incorporated by reference to Exhibit 10.10 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 filed on September 22, 2017).

10.10#*	Deciphera Pharmaceuticals, Inc. Senior Executive Cash Incentive Bonus Plan (Incorporated by reference to Exhibit 10.11 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 filed on September 22, 2017).

10.11*	Lease Agreement, dated May 29, 2018, by and between Deciphera Pharmaceuticals, Inc. and 200 Smith NWALP Property Owner LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 31, 2018).

10.11(a)	Amendment No. 1 dated October 26, 2018 to the Lease Agreement, dated May 29, 2018, by and between Deciphera Pharmaceuticals, Inc. and 200 Smith NWALP Property Owner LLC.

10.11(b)	Amendment No. 2 dated December 17, 2018 to the Lease Agreement, dated May 29, 2018, by and between Deciphera Pharmaceuticals, Inc. and 200 Smith NWALP Property Owner LLC.

21.1	List of Subsidiaries of Registrant.

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

24.1	Power of Attorney (included on signature page to this Annual Report on Form 10-K).

31.1	Certification of Chief Executive Officer of the Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of the Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer of the Registrant Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Financial Officer of the Registrant Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101INS	XBRL Instance Document.

101SCH	XBRL Taxonomy Extension Schema Document.

101CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101LAB	XBRL Taxonomy Extension Labels Linkbase Document.

Exhibit Number	Description

101PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*	Previously filed.
#	Indicates management contract or compensation plan.
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

Dated: March 14, 2019

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

Signature	Title	Date
/s/ Michael D. Taylor, Ph.D. Michael D. Taylor, Ph.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2019

/s/ Thomas P. Kelly Thomas P. Kelly	Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2019

/s/ Patricia L. Allen Patricia L. Allen	Director	March 14, 2019

/s/ James A. Bristol, Ph.D. James A. Bristol, Ph.D.	Director	March 14, 2019

/s/ Edward J. Benz, Jr., M.D. Edward J. Benz, Jr., M.D.	Director	March 14, 2019

/s/ Steven L. Hoerter Steven L. Hoerter	Director	March 14, 2019

/s/ John R. Martin John R. Martin	Director	March 14, 2019

Signature	Title	Date
/s/ Michael Ross, Ph.D. Michael Ross, Ph.D.	Director	March 14, 2019

/s/ Dennis L. Walsh Dennis L. Walsh	Director	March 14, 2019