Form 10-Q
period 2019-03-31
Deciphera Pharmaceuticals, Inc.
filed 2019-05-09
CIK 1654151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 Par Value	DCPH	The Nasdaq Global Select Market

As of April 30, 2019 there were 38,189,052 shares of Common Stock, $0.01 par value per share, outstanding.

Deciphera Pharmaceuticals, Inc.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements, which reflect our current views with respect to, among other things, our operations and financial performance. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plan, objectives of management and expected market growth are forward-looking statements. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under “Risk Factors” and include, among other things:

•	the success, cost and timing of our product development activities and clinical trials, including the timing of our ongoing Phase 3 trials and results therefrom;

•

our ability to obtain and maintain regulatory approval for ripretinib (DCC-2618) or any of our other current or future drug candidates, and any related restrictions, limitations, and/or warnings in the label of an approved drug candidate;

•	our expectations regarding the size of target patient populations for our drug candidates, if approved for commercial use, and any additional drug candidates we may develop;

•	our ability to obtain funding for our operations;

•	our ability to manufacture sufficient quantities of ripretinib to support our planned clinical trials and, if approved, commercialization;

•	the commercialization of our drug candidates, if approved;

•	our plans to research, develop and commercialize our drug candidates, including the timing of our ongoing Phase 3 trials;

•	our ability to attract collaborators with development, regulatory and commercialization expertise;

•	our expectations regarding our ability to obtain, maintain, enforce and defend our intellectual property protection for our drug candidates;

•	future agreements with third parties in connection with the commercialization of ripretinib, or any of our other current or future drug candidates;

•	the size and growth potential of the markets for our drug candidates, and our ability to serve those markets;

•	the rate and degree of market acceptance of our drug candidates, as well as the reimbursement coverage for our drug candidates;

•	regulatory and legal developments in the United States and foreign countries;

•	the performance and experience of our third-party suppliers and manufacturers;

•	the success and timing of competing therapies that are or may become available;

•	our ability to attract and retain key scientific or management personnel;

•	the accuracy of our estimates regarding expenses, future revenues, capital requirements and needs for additional financing;

•	our expectations regarding the period during which we qualify as an emerging growth company under the JOBS Act; and

•	our use of the proceeds from our initial public offering and our follow-on public offering.

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

Deciphera Pharmaceuticals, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$82,228	$293,764
Marketable securities	180,114	—
Prepaid expenses and other current assets	4,103	7,273

Total current assets	266,445	301,037
Long-term investment—restricted	1,069	1,069
Property and equipment, net	1,504	13,453
Operating lease, right-of-use assets	670	—

Total assets	$269,688	$315,559

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,937	$8,308
Accrued expenses and other current liabilities	16,333	13,709
Operating lease liabilities	434	539
Notes payable to related party	187	187

Total current liabilities	27,891	22,743
Notes payable to related party, net of current portion	1,076	1,107
Operating lease liabilities, net of current portion	244	11,347
Other long-term liabilities	481	381

Total liabilities	29,692	35,578

Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value per share; 125,000,000 shares authorized; 38,189,052 shares and 37,676,760 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	382	377
Additional paid-in capital	582,700	575,327
Accumulated other comprehensive income	21	—
Accumulated deficit	(343,107)	(295,723)

Total stockholders’ equity	239,996	279,981

Total liabilities and stockholders’ equity	$269,688	$315,559

The accompanying notes are an integral part of these consolidated financial statements.

Deciphera Pharmaceuticals, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenue	$—	$—

Operating expenses:
Research and development	35,789	16,925
General and administrative	13,236	5,026

Total operating expenses	49,025	21,951

Loss from operations	(49,025)	(21,951)

Other income (expense):
Interest expense	(13)	(22)
Interest and other income, net	1,654	543

Total other income (expense), net	1,641	521

Net loss	$(47,384)	$(21,430)

Net loss per share—basic and diluted	$(1.25)	$(0.66)

Weighted average common shares outstanding—basic and diluted	38,057,018	32,594,074

Comprehensive loss:
Net loss	$(47,384)	$(21,430)
Other comprehensive income:
Unrealized gains on marketable securities	21	—

Total other comprehensive income	21	—

Total comprehensive loss	$(47,363)	$(21,430)

The accompanying notes are an integral part of these consolidated financial statements.

Deciphera Pharmaceuticals, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balances at December 31, 2018	37,676,760	$377	$575,327	$—	$(295,723)	$279,981
Issuance of common stock upon exercise of stock options	512,292	5	1,144	—	—	1,149
Stock-based compensation expense	—	—	6,229	—	—	6,229
Unrealized gains on marketable securities	—	—	—	21	—	21
Net loss	—	—	—	—	(47,384)	(47,384)

Balances at March 31, 2019	38,189,052	$382	$582,700	$21	$(343,107)	$239,996

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balances at December 31, 2017	32,591,686	$326	$379,516	$—	$(195,869)	$183,973
Issuance of common stock upon exercise of stock options	2,442	—	10	—	—	10
Stock-based compensation expense	—	—	2,037	—	—	2,037
Net loss	—	—	—	—	(21,430)	(21,430)

Balances at March 31, 2018	32,594,128	$326	$381,563	$—	$(217,299)	$164,590

The accompanying notes are an integral part of these consolidated financial statements.

Deciphera Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(47,384)	$(21,430)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	6,229	2,037
Depreciation and amortization expense	104	56
Net accretion of discounts on marketable securities	(486)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	3,170	187
Operating lease, right-of-use assets	143	—
Accounts payable	2,629	1,142
Accrued expenses and other current liabilities	2,637	1,319
Operating lease liabilities	(148)	—
Other long-term liabilities	100	(5)

Net cash used in operating activities	(33,006)	(16,694)

Cash flows from investing activities:
Purchases of marketable securities	(179,607)	—
Purchases of property and equipment	(41)	(151)

Net cash used in investing activities	(179,648)	(151)

Cash flows from financing activities:
Repayment of notes payable to related party	(31)	(46)
Proceeds from exercise of stock options	1,149	10

Net cash provided by (used in) financing activities	1,118	(36)

Net decrease in cash and cash equivalents	(211,536)	(16,881)
Cash and cash equivalents at beginning of period	293,764	196,754

Cash and cash equivalents at end of period	$82,228	$179,873

Supplemental disclosure of cash flow information:
Cash paid for interest	$13	$22
Supplemental disclosure of non-cash financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$—	$97

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

The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. Since inception, the Company has incurred recurring losses including net losses of $47.4 million and $99.9 million for the three months ended March 31, 2019 and the year ended December 31, 2018, respectively. As of March 31, 2019, the Company had an accumulated deficit of $343.1 million. The Company expects to continue to generate operating losses in the foreseeable future. The Company expects that its cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses, capital expenditure requirements and debt service payments through at least 12 months from the issuance date of these consolidated financial statements. The future viability of the Company is dependent on its ability to raise additional capital to fund its operations.

The Company expects its expenses to increase substantially in connection with ongoing activities, particularly as the Company advances its preclinical activities and clinical trials for its drug candidates in development and engages in efforts to support commercialization should ripretinib receive regulatory approval. Accordingly, the Company will need to obtain substantial additional funding in connection with continuing operations. If the Company is unable to raise capital when needed, or on attractive terms, it could be forced to delay, reduce or eliminate its research or drug development programs or any future commercialization efforts. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all.

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

Deciphera Pharmaceuticals, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, the accrual for research and development expenses and the valuation of stock-based awards. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

Unaudited Interim Financial Information

The consolidated balance sheet at December 31, 2018 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The accompanying unaudited consolidated financial statements as of March 31, 2019 and for the three months ended March 31, 2019 and 2018 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K on file with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s consolidated financial position as of March 31, 2019 and consolidated results of operations for the three months ended March 31, 2019 and 2018 and consolidated cash flows for the three months ended March 31, 2019 and 2018 have been made. The consolidated results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2019.

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

The Company’s cash equivalents and marketable securities are carried at fair value, determined according to the fair value hierarchy described above (see Note 3). The carrying values of the Company’s accounts payable and accrued expenses approximate their fair values due to the short-term nature of these liabilities. The fair value of the Company’s outstanding notes payable to a related party (see Note 5) as of each of March 31, 2019 and December 31, 2018 approximated $1.1 million. The fair value of the outstanding debt was estimated using a discounted cash flow analysis based on current market interest rates for debt issuances with similar remaining years to maturity, adjusted for credit risk, which represents a Level 3 measurement.

Deciphera Pharmaceuticals, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

Leases

The Company accounts for a contract as a lease when it has the right to control the asset for a period of time while obtaining substantially all of the asset’s economic benefits. The Company determines if an arrangement is a lease or contains an embedded lease at inception. For arrangements that meet the definition of a lease, the Company determines the initial classification and measurement of its operating right-of-use asset and operating lease liability at the lease commencement date and thereafter if modified. The lease term includes any renewal options that the Company is reasonably assured to exercise. The present value of lease payments is determined by using the interest rate implicit in the lease, if that rate is readily determinable; otherwise, the Company uses its estimated secured incremental borrowing rate for that lease term. The Company’s policy is to not record leases with an original term of twelve months or less on its consolidated balance sheets and recognizes those lease payments in the income statement on a straight-line basis over the lease term. The Company’s only existing leases are for office and laboratory space.

In addition to rent, the leases may require the Company to pay additional amounts for taxes, insurance, maintenance and other expenses, which are generally referred to as non-lease components. The Company has elected to not separate lease and non-lease components. Only the fixed costs for lease components and their associated non-lease components are accounted for as a single lease component and recognized as part of a right-of-use asset and liability. Rent expense for operating leases is recognized on a straight-line basis over the reasonably assured lease term based on the total lease payments and is included in operating expense in the consolidated statements of operations and comprehensive loss.

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with shareholders. For the three months ended March 31, 2019, the Company’s other comprehensive loss consisted of unrealized gains (losses) on marketable securities. For the three months ended March 31, 2018, there was no difference between net loss and comprehensive loss.

Net Loss per Share

Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed by dividing the diluted net income (loss) by the weighted average number of common shares, including potential dilutive common shares assuming the dilutive effect as determined using the treasury stock method.

For periods in which the Company has reported net losses, diluted net loss per common share is the same as basic net loss per common share, since dilutive common shares are not assumed to have been issued if their effect is antidilutive. The Company reported a net loss for each of the three months ended March 31, 2019 and 2018.

The following potential dilutive securities, presented based on amounts outstanding at the end of each reporting period, have been excluded from the calculation of diluted net loss per share because including them would have had an anti-dilutive impact:

	As of March 31,
	2019	2018
Options to purchase common stock	6,713,029	5,374,080
Unvested restricted common stock units	77,000	—

	6,790,029	5,374,080

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 requires lessees to recognize most leases on their balance sheet as a right-of-use asset and a lease liability. Leases are classified as either operating or finance, and classification is based on criteria similar to current lease accounting, but without explicit bright lines. The guidance is effective for annual reporting periods beginning after December 15, 2018 and interim periods within those fiscal years, and early adoption is permitted. ASU 2016-02 initially required adoption using a modified retrospective approach, under which all years presented in the financial statements would be prepared under the revised guidance. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842), which added an optional transition method under

Deciphera Pharmaceuticals, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

which financial statements may be prepared under the revised guidance for the year of adoption, but not for prior years. Under the latter method, entities recognize a cumulative catch-up adjustment to the opening balance of retained earnings in the period of adoption. The Company adopted the new leasing standards on the effective date of January 1, 2019 using a modified retrospective approach applied at the beginning of the period of adoption.

The Company elected the “package of practical expedients”, which permits the Company not to reassess under the new standards for prior conclusions about lease identification, lease classification and initial direct costs. The Company did not apply the hindsight practical expedient when determining the lease term for existing leases and assessing impairment of expired or existing leases. The Company did not apply the recognition requirements to short-term leases and recognizes those lease payments in the consolidated statements of operations and comprehensive loss on a straight-line basis over the lease term. The Company elected the practical expedient to not separate lease and non-lease components for real estate leases. The Company elected to utilize its incremental borrowing rate based on the remaining lease term as of the date of adoption.

In connection with the adoption, the Company recognized right-of-use assets of $0.8 million and lease liabilities of $0.8 million on its consolidated balance sheet. The underlying assets of the Company’s leases consist of office and laboratory space. In addition, the Company reversed its build to suit asset of $11.9 million and related liabilities of $11.9 million under the new guidance as the Company is no longer deemed the owner of the leased space (see Note 7). The adoption of the standard did not have a material impact on the Company’s results of operations or cash flows.

In June 2018, the FASB issued ASU No. 2018-07, Compensation-Stock Compensation (Topic 718) – Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). This ASU is intended to simplify aspects of share-based compensation issued to non-employees by making the guidance consistent with the accounting for employee share-based compensation. The guidance is effective for annual reporting periods beginning after December 15, 2018 and interim periods within those fiscal years, and early adoption is permitted. The Company adopted ASU 2018-07 as of January 1, 2019 and it had no impact on the Company’s financial position, results of operations or cash flows.

3. Marketable Securities and Fair Value Measurements

As of March 31, 2019, marketable securities by security type consisted of (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper (due within one year)	$99,108	$6	$(23)	$99,091
U.S. Government securities (due within one year)	42,616	28	—	42,644
Certificates of deposit (due within one year)	38,369	10	—	38,379

Total	$180,093	$44	$(23)	$180,114

The Company had no marketable securities as of December 31, 2018.

Deciphera Pharmaceuticals, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	Fair Value Measurements at March 31, 2019 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$—	$5,403	$—	$5,403
Commercial paper	—	49,219	—	49,219
Certificates of deposit	—	19,002	—	19,002
Marketable securities:
Commercial paper	—	99,091	—	99,091
U.S. Government securities	—	42,644	—	42,644
Certificates of deposit	—	38,379	—	38,379

Total	$—	$253,738	$—	$253,738

	Fair Value Measurements at December 31, 2018 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$—	$267,145	$—	$267,145

Total	$—	$267,145	$—	$267,145

The table above as of March 31, 2019 and December 31, 2018 excludes a certificate of deposit in the amount of $1.1 million that the Company held to secure a letter of credit associated with a lease (see Note 7).

During the three months ended March 31, 2019 and 2018, there were no transfers between Level 1, Level 2 and Level 3.

4. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Accrued external research and development expenses	$11,653	$8,761
Accrued payroll and related expenses	3,030	4,139
Accrued professional fees	1,468	747
Accrued other	182	62

	$16,333	$13,709

Deciphera Pharmaceuticals, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

5. Notes Payable to Related Party

Notes payable to related party as of March 31, 2019 and December 31, 2018 consisted of outstanding borrowings under a loan agreement and a security agreement (together, the “CRL Construction Loan”) with Clinical Reference Laboratory, Inc. (“CRL”), a related party (see Note 9), as follows (in thousands):

	March 31, 2019	December 31, 2018
Notes payable to related party	$1,263	$1,294
Less: Current portion	(187)	(187)

Notes payable to related party, net of current portion	$1,076	$1,107

Total interest expense was less than $0.1 million for each of the three months ended March 31, 2019 and 2018.

6. Stock-Based Awards

The Company grants stock-based awards under its 2017 Stock Option and Incentive Plan (the “2017 Plan”) and is authorized to issue common stock under its 2017 Employee Stock Purchase Plan (“ESPP”). The Company also has outstanding stock options under its 2015 Equity Incentive Plan but is no longer granting awards under this plan. As of March 31, 2019, 2,116,883 shares of common stock were available for issuance under the 2017 Plan. As of March 31, 2019, 1,009,433 shares of common stock were available for issuance to participating employees under the ESPP.

Stock-based compensation expense was classified in the statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Research and development expenses	$1,692	$962
General and administrative expenses	4,537	1,075

	$6,229	$2,037

As of March 31, 2019, total unrecognized compensation cost related to the unvested share-based awards was $46.8 million, which is expected to be recognized over a weighted average of 2.9 years. During the three months ended March 31, 2019, the Company recorded $2.4 million of stock-based compensation expense related to the modification of stock options pursuant to the transition agreement with its former President and Chief Executive Officer.

7. Commitments and Contingencies

Leases

The Company has a three-year sublease agreement for office space in Waltham, Massachusetts that began in September 2016 and expires in September 2019. The Company has two five-year lease agreements for office and laboratory space in Lawrence, Kansas that began on January 1, 2016 and expire on December 31, 2020. The Company has two leases for additional office space in Lawrence, Kansas, that expire in December 2020. The lease agreements contain options to extend the lease terms however these extensions were not included in the right-of-use assets and lease liabilities as they were not reasonably certain of being exercised.

In addition, in August 2018, the Company entered into a nine-month sublease for additional office space in Waltham, Massachusetts that expires in May 2019. The expense related to this sublease is included in short-term lease costs for the three months ended March 31, 2019. The Company’s leases require the Company to pay for certain operating expenses based on actual costs incurred and therefore as the amounts are variable in nature are expensed in the period incurred and included in variable lease costs for the three months ended March 31, 2019. Payment escalations specified in the lease are recognized on a straight-line basis over the lease terms.

Deciphera Pharmaceuticals, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

The components of lease expense were as follows (in thousands):

Three Months Ended March 31, 2019
Operating lease cost	$155
Short-term lease cost	94
Variable lease cost	92

$341

Other information
Cash paid for amounts included in the measurement of operating lease liabilities	$160
Operating lease liabilities arising from obtaining new right-of-use assets	$—
Weighted-average remaining lease term—operating leases (in years)	1.51
Weighted-average discount rate—operating leases	5.91%

Future annual minimum lease payments under operating leases as of March 31, 2019 were as follows (in thousands):

Remainder of 2019 (nine months)	$378
2020	333

Total future minimum lease payments	711
Less: imputed interest	(33)

Total operating lease liabilities	$678

Included in the consolidated balance sheet:
Current operating lease liabilities	$434
Operating lease liabilities, net of current portion	244

Total operating lease liabilities	$678

As previously disclosed in the Company’s 2018 Annual Report on Form 10-K and under the previous lease accounting standard, ASC 840, Leases, the following table summarizes the future minimum lease payments due under the operating leases as of December 31, 2018 (in thousands):

Year Ending December 31,
2019	$726
2020	333

$1,059

In May 2018, the Company entered into a lease for office space in Waltham, Massachusetts, which is expected to commence in 2019. The initial term of the lease expires in November 2029, unless terminated earlier in accordance with the terms of the lease. The Company is entitled to two five-year options to extend. The initial annual base rent is approximately $2.0 million and will increase annually for a total of $22.4 million over the lease term. The Company is obligated to pay its portion of real estate taxes and costs related to the premises, including costs of operations, maintenance, repair, replacement and management of the new leased premises. The Company is required to maintain a cash balance of $1.1 million to secure a letter of credit associated with the lease. This amount was classified as long-term investment—restricted in the consolidated balance sheet as of March 31, 2019.

Prior to the adoption of ASC 2016-02, the Company was deemed to be the owner of this leased space during the construction period because of certain provisions within the lease agreement. As a result, as of December 31, 2018, the Company capitalized approximately $11.9 million (equal to the estimated cost of its leased portion of the premises) as construction-in-progress within property and equipment and recorded a corresponding build-to-suit facility lease financing obligation. Under ASC 2016-02, the

Deciphera Pharmaceuticals, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

Company is no longer considered the owner of the leased space and therefore the build-to suit asset and corresponding liabilities at December 31, 2018 were reversed as of the date of adoption on January 1, 2019. The Company expects to occupy this space in the third quarter of 2019 and is currently evaluating the lease commencement date and associated right-of-use asset and operating lease liabilities under ASC 2016-02.

As previously disclosed in the Company’s 2018 Annual Report on Form 10-K and under the previous lease accounting standard, ASC 840, Leases, as of December 31, 2018, minimum commitments under this lease were as follows (in thousands):

Year Ending December 31,
2019	$170
2020	2,043
2021	2,088
2022	2,132
2023	2,177
Thereafter	13,783

$22,393

KBA Grants

Prior to 2014, the Company received funding from two research and development grants from the Kansas Bioscience Authority, or KBA, totaling $2.0 million and no further amounts will be received under these grants. Pursuant to Kansas law, the Company may be required to repay some or all of the financial assistance received from the KBA, subject to the discretion of the KBA, if the Company relocates the operations in which the KBA invested outside of the State of Kansas, if the Company initiates procedures to dissolve and wind up or cease operations within ten years after receiving such financial assistance, or upon certain significant changes to ownership of the Company. The Company will only account for the repayment of the grants if it becomes probable that the Company will be required to repay any funds previously received.

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

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and senior management that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of March 31, 2019 or December 31, 2018.

8. 401(k) Savings Plan

Effective January 1, 2018, the Company adopted the Deciphera Pharmaceuticals 401(k) Plan (the “401(k) Plan”), a defined contribution plan under Section 401(k) of the Internal Revenue Code, whereby the Company provides matching contributions of 100% of each employee’s contribution up to a maximum matching contribution of 3% of the employee’s eligible compensation and at a rate of 50% of each employee’s contribution in excess of 3% up to a maximum of 5% of the employee’s eligible compensation.

Deciphera Pharmaceuticals, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

Total employer matching contributions related to the 401(k) Plan were $0.3 million and $0.2 million, for the three months ended March 31, 2019 and 2018, respectively.

9. Related Parties

Clinical Reference Laboratory, Inc.

One of the members of the Company’s board of directors is the Chief Executive Officer of CRL. CRL is the owner of approximately 31% of Brightstar, a holder of more than 5% of the Company’s common stock.

The Company is a party to a loan agreement and a security agreement, each dated as of June 11, 2010, with CRL. The Company borrowed an aggregate of $2.8 million under the loan agreement to finance improvements to the Company’s biology and chemistry laboratories in Lawrence, Kansas. In December 2016, the loan was assigned to CHC, Inc., a related party, which owns 100% of CRL. Borrowings under the loan bear interest at a fixed rate equal to 6.0% per annum and the Company is required to make monthly payments of principal and interest, based on a 15-year straight-line amortization schedule. For each of the three months ended March 31, 2019 and 2018, the Company recorded less than $0.1 million of interest expense related to this loan. For each of the three months ended March 31, 2019 and 2018, the Company made less than $0.1 million in principal and interest payments under the loan. As of March 31, 2019 and December 31, 2018, principal amounts owed under the loan agreement totaled $1.3 million (see Note 5).

The Company is party to a master services agreement, effective as of May 20, 2013, with CRL under which the Company purchased and expects to continue to purchase laboratory services. Under the agreement, the Company has agreed to use CRL on an exclusive basis for certain laboratory testing needs. For each of the three months ended March 31, 2019 and 2018, the Company recorded $0.2 million of research and development expense incurred under this agreement, of which $0.2 million and less than $0.1 million, respectively, was paid to CRL during those same periods. As of March 31, 2019 and December 31, 2018, total amounts owed to CRL for laboratory services were $0.1 million and $0.2 million, respectively, which amounts were included in accounts payable and accrued expenses. The Company is not committed to purchase any minimum amounts under the agreement.

10. Subsequent Events

On April 29, 2019, the Company amended its lease for office space in Waltham, Massachusetts to add an additional 38,003 square feet of space for a total of 82,346 square feet of space. The lease term for the additional space is expected to commence on January 1, 2020 and expire on November 30, 2029. The Company is entitled to two five-year options to extend. The initial annual base rent for the additional space is approximately $1.9 million and will increase annually for a total of $18.2 million over the lease term. The Company will be required pay its share of operating expenses, taxes and other expenses related to the additional leased premises.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2018 on file with the SEC. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the ‘‘Risk Factors’’ section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis.

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

Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our drug candidates. Our net loss was $47.4 million for the three months ended March 31, 2019 and $99.9 million for the year ended December 31, 2018. As of March 31, 2019 we had an accumulated deficit of $343.1 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly as we:

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

We will not generate revenue from product sales unless and until we successfully complete clinical development and obtain regulatory approval for our drug candidates. If we obtain regulatory approval for any of our drug candidates, we expect to incur significant expenses related to developing our internal commercialization capability to support product sales, marketing and distribution except to the extent we enter into a commercialization partnership that covers such expenses. Further, we expect to incur additional costs associated with operating as a public company.

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

As of March 31, 2019, we had cash, cash equivalents and marketable securities of $262.3 million. We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses, capital expenditure requirements and debt service payments into the second half of 2020. See “Liquidity and Capital Resources.”

In May 2019, we announced that we completed enrollment of 40 patients in Part 1 of the Phase 1b/2 combination study of rebastinib with paclitaxel and selected the 100 mg BID dose of rebastinib in combination with a weekly dose of 80 mg/m2 of paclitaxel as the recommended Phase 2 dose for Part 2 of the study, which is expected to begin enrollment in the second quarter of 2019. We expect to report initial data from Part 1 of this study in the second half of 2019.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related costs, including stock-based compensation, for personnel in executive, commercial, legal, finance and administrative functions. General and administrative expenses also include direct and allocated facility-related costs as well as professional fees for legal, patent, consulting, accounting and audit services.

We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support our continued research activities and development of our drug candidates and to support commercialization should ripretinib receive regulatory approval. We also anticipate that we will continue to incur increased accounting, audit, legal, regulatory, compliance and investor and public relations expenses associated with operating as a public company.

Other Income (Expense)

Interest Expense

Interest expense consists of interest expense associated with an outstanding construction loan from a related party. See “Liquidity and Capital Resources—Construction Loan.”

Interest and Other Income, net

Interest income consists of interest earned on our cash, cash equivalents and marketable securities balances. Other income, net, consists of insignificant amounts of miscellaneous income and expenses unrelated to our core operations.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. We believe that of our critical accounting policies described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2018 on file with the SEC, the following involve the most judgment and complexity:

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

Results of Operations

Comparison of the Three Months Ended March 31, 2019 and 2018

The following table summarizes our results of operations for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018	Change
	(in thousands)
Revenue	$—	$—	$—

Operating expenses:
Research and development	35,789	16,925	18,864
General and administrative	13,236	5,026	8,210

Total operating expenses	49,025	21,951	27,074

Loss from operations	(49,025)	(21,951)	(27,074)

Other income (expense):
Interest expense	(13)	(22)	9
Interest and other income, net	1,654	543	1,111

Total other income (expense), net	1,641	521	1,120

Net loss	$(47,384)	$(21,430)	$(25,954)

Research and Development Expenses

	Three Months Ended March 31,
	2019	2018	Change
	(in thousands)
Direct research and development expenses by program:
Ripretinib	$20,586	$9,915	$10,671
DCC-3014	685	876	(191)
Rebastinib	3,315	132	3,183
Discontinued program	4	177	(173)
Unallocated expenses:
Personnel related (including stock-based compensation)	7,777	4,078	3,699
Facility related and other	3,422	1,747	1,675

Total research and development expenses	$35,789	$16,925	$18,864

Expenses related to our ripretinib program increased as a result of an increase in clinical trial costs of $11.6 million. The increase in clinical trial costs was due primarily to our pivotal Phase 3 trial in second-line GIST, which we initiated in December 2018, including $5.3 million for a comparator drug used in this trial. In addition, the clinical trial costs increased due to our pivotal Phase 3 trial in fourth-line and fourth-line plus GIST, which we initiated in January 2018.

Expenses related to our rebastinib program increased primarily as a result of an increase in clinical trial costs of $3.2 million. The increase in clinical trial costs was due to our Phase 1b/2 trial of rebastinib in combination with paclitaxel, which we initiated in October 2018, and our second Phase 1b/2 clinical trial of rebastinib in combination with carboplatin, which we initiated in January 2019.

The increase in personnel-related costs included in unallocated expenses was due primarily to an increase in headcount and stock-based compensation expense in our research and development function. Personnel-related costs for the three months ended March 31, 2019 and 2018 included stock-based compensation expense of $1.7 million and $1.0 million, respectively. The increase in stock-based compensation expense was primarily related to additional employee stock options. The increase in facility-related and other costs included in unallocated expenses was primarily due to increased costs of $0.8 million incurred in connection with our early-stage drug discovery programs and increased consultant fees of $0.3 million.

General and Administrative Expenses

	Three Months Ended March 31,
	2019	2018	Change
	(in thousands)
Personnel related (including stock-based compensation)	$8,184	$2,030	$6,154
Professional and consultant fees	4,044	2,453	1,591
Facility related and other	1,008	543	465

Total general and administrative expenses	$13,236	$5,026	$8,210

The increase in personnel-related costs was primarily a result of increases in stock-based compensation expense and headcount in our general and administrative function. Personnel-related costs for the three months ended March 31, 2019 and 2018 included stock-based compensation expense of $4.5 million and $1.1 million, respectively. The increase in stock-based compensation expense was primarily related to the modification of stock options pursuant to the transition agreement with our former President and Chief Executive Officer and additional employee stock options. The increase in professional and consultant fees was primarily due to an increase in various advisory fees, including those related to commercialization preparedness.

Interest and Other Income, Net

The increase in interest and other income, net, was primarily due to an increase in interest income earned on our invested cash, cash equivalents and marketable securities balances resulting from our follow-on public offering in June 2018.

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

Cash Flows

As of March 31, 2019, our principal sources of liquidity were cash, cash equivalents and marketable securities of $262.3 million.

The following table summarizes our sources and uses of cash and cash equivalents for each of the periods presented:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Cash used in operating activities	$(33,006)	$(16,694)
Cash used in investing activities	(179,648)	(151)
Cash provided by (used in) financing activities	1,118	(36)

Net decrease in cash and cash equivalents	$(211,536)	$(16,881)

Operating Activities

During the three months ended March 31, 2019, operating activities used $33.0 million of cash, primarily resulting from our net loss of $47.4 million, offset by net non-cash charges of $5.8 million and cash provided by changes in our operating assets and liabilities of $8.5 million. Net cash provided by changes in our operating assets and liabilities for the three months ended March 31, 2019 consisted primarily of a $5.3 million increase in accounts payable and accrued expenses and other current liabilities and a decrease in prepaid expenses and other current assets of $3.2 million.

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

Investing Activities

During the three months ended March 31, 2019, we used $179.6 million for the purchases of marketable securities and less than $0.1 million to purchase property and equipment. During the three months ended March 31, 2018, we used $0.2 million to purchase property and equipment.

Financing Activities

During the three months ended March 31, 2019, net cash provided by financing activities was $1.1 million, consisting primarily of proceeds from the exercise of stock options. During each of the three months ended March 31, 2019 and 2018, we used less than $0.1 million of cash for repayments of notes payable to a related party.

Construction Loan

We are party to a loan agreement and a security agreement, each dated as of June 11, 2010, with Clinical Reference Laboratory, Inc., or CRL, a related party. The loan was assigned to CHC, Inc., a related party, in December 2016. As of March 31, 2019 and December 31, 2018, there was $1.3 million in principal outstanding under the loan.

Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials for our drug candidates in development, as well as efforts to support commercialization, should ripretinib receive regulatory approval. In addition, we expect to incur additional costs associated with operating as a public company. The timing and amount of our operating expenditures will depend largely on:

•	the timing and progress of preclinical and clinical development activities;

•	successful enrollment in and completion of clinical trials;

•	the timing and outcome of regulatory review of our drug candidates;

•	the cost to develop companion diagnostics as needed for each of our drug candidates;

•	our ability to establish and manage agreements with third-party manufacturers for clinical supply for our clinical trials and, if any of our drug candidates are approved, commercial manufacturing;

•	addition and retention of key research and development personnel;

•	our efforts to enhance operational, financial and information management systems, and hire additional personnel, including personnel to support development of our drug candidates;

•

the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for any of our drug candidates for which we obtain marketing approval, and advance preparations therefor;

•	the legal and patent costs involved in prosecuting patent applications and enforcing patent claims and other intellectual property claims; and

•	the terms and timing of any collaboration, license or other arrangement, including the terms and timing of any upfront, milestone and/or royalty payments thereunder.

As of March 31, 2019, we had cash, cash equivalents and marketable securities of $262.3 million. We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses, capital expenditure requirements and debt service payments into the second half of 2020. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. We do not currently have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of existing equity holders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or drug candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, limit, reduce or terminate our research, product development or future commercialization efforts or planning or grant rights to develop and market drug candidates that we would otherwise prefer to develop and market ourselves.

Contractual Obligations and Commitments

On April 29, 2019, we amended our lease for office space in Waltham, Massachusetts to add an additional 38,003 square feet of space for a total of 82,346 square feet of space. The lease term for the additional space is expected to commence on January 1, 2020 and expire on November 30, 2029. We are entitled to two five-year options to extend. The initial annual base rent for the additional space is approximately $1.9 million and will increase annually for a total of $18.2 million over the lease term.

There have been no other material changes to our contractual obligations and commitments outside the ordinary course of business from those that were presented in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Our cash, cash equivalents and marketable securities as of March 31, 2019 consisted of cash, money market funds, commercial paper, certificates of deposit and U.S government securities. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of interest rates. Because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our financial position or results of operations. As of March 31, 2019, our outstanding indebtedness accrued interest at a fixed interest rate. As a result, a change in market interest rates would not have had any impact on our financial position or results of operations.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

We are not currently a party to any material legal proceedings.

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

Investment in pharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are a clinical-stage biopharmaceutical company that was formed and commenced operations in 2003. We have no approved products for commercial sale and have not generated any revenue from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we have never been profitable and have incurred losses in each year since inception. For the three months ended March 31, 2019 and the years ended December 31, 2018 and 2017, we reported a net loss of $47.4 million, $99.9 million and $50.3 million, respectively. As of March 31, 2019, we had an accumulated deficit of $343.1 million.

Since our inception, we have focused substantially all of our efforts and financial resources on developing our proprietary compound library, including, without limitation, the preclinical and clinical development of our drug candidates, ripretinib, DCC-3014 and rebastinib, as well as our ongoing preclinical research and discovery programs. To date, we have funded our operations primarily with proceeds from the sales of our common stock in public offerings, sales of preferred shares, proceeds from the issuance of convertible notes, payments received under a concluded collaboration agreement, borrowings under a construction loan and research and development grants from the Kansas Bioscience Authority, or KBA. Since our inception, we received an aggregate of $573 million in net proceeds from such transactions. As of March 31, 2019, our cash, cash equivalents and marketable securities were $262.3 million.

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

To become and remain profitable, we must succeed in developing, and eventually commercializing, products that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing preclinical testing and clinical trials for our drug candidates, discovering additional drug candidates, establishing arrangements with third parties for the manufacture of clinical and, if applicable, commercial supplies of our drug candidates, obtaining marketing approval for our drug candidates and manufacturing, marketing and selling any products for which we may obtain marketing approval. We are only in early stages of most of these activities. We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability.

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

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance our drug candidates, ripretinib, DCC-3014 and rebastinib, and seek to identify lead drug candidates in our discovery programs. We expect increased expenses as we continue our research and development and initiate additional clinical trials and establish arrangements with third parties for the manufacture of clinical and commercial supplies of and seek marketing approval for our lead program and our other drug candidates. In addition, if we obtain marketing approval for any of our drug candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company.

Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed, or on attractive terms, we could be forced to delay, reduce or eliminate our research or drug development programs or any future commercialization efforts.

We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses, capital expenditure requirements and debt service payments into the second half of 2020. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.

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

We commenced operations in 2003. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, conducting research and development, filing patents, identifying potential drug candidates, including five clinical candidates, undertaking preclinical studies, initiating and conducting clinical trials and establishing arrangements with third parties for the manufacture of initial quantities of our drug candidates. We have not yet demonstrated our ability to successfully complete any Phase 2 or Phase 3 clinical trials, obtain marketing approvals, manufacture ourselves or via a third party a commercial product on a commercial scale, or conduct sales, marketing and distribution activities necessary for successful product commercialization, and we have not generated revenue from product sales or profit from our operations. Consequently, we may never achieve or sustain profitability and any predictions you make about our future success or viability may not be as accurate as they could be if we had an operating history with these activities.

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

Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of one or more of our drug candidates. The success of our drug candidates, including ripretinib, will depend on several factors, including the following:

•	successful completion of preclinical studies and clinical trials;

•	receipt and related terms of marketing approvals from applicable regulatory authorities;

•	raising additional funds necessary to complete clinical development of and commercialize our drug candidates;

•	obtaining and maintaining patent, trade secret and other intellectual property protection and regulatory exclusivity for our drug candidates;

•	making and maintaining arrangements with third-party manufacturers, or establishing manufacturing capabilities, for both clinical and commercial supplies of our drug candidates;

•	developing and implementing marketing and reimbursement strategies;

•	establishing sales, marketing and distribution capabilities and launching commercial sales of our products, if and when approved, whether alone and/or in collaboration with others;

•	acceptance of our products, if and when approved, by patients, the medical community and third-party payors;

•	effectively competing with other therapies;

•	the ability to obtain clearance or approval of companion diagnostic tests, if required, on a timely basis, or at all;

•	obtaining and maintaining third-party coverage and adequate reimbursement;

•	protecting and enforcing our rights in our intellectual property portfolio; and

•	maintaining a continued acceptable safety profile of the products following approval.

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

We currently have three drug candidates in clinical development and their risk of failure is high. We are unable to predict when or if any of our drug candidates will prove effective or safe in humans or will obtain marketing approval. Before obtaining marketing approval from regulatory authorities for the sale of any drug candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our drug candidates in humans. Clinical testing is expensive, difficult to design and implement and can take many years to complete and is uncertain as to the outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim or preliminary results of a clinical trial do not necessarily predict final results. In particular, the small number of patients in our early clinical trials may make the results of these trials less predictive of the outcome of later clinical trials. In addition, although we observed encouraging preliminary efficacy results including disease control rates, objective response rates (best response) and progression free survival in our Phase 1 trial of ripretinib, the primary objectives were to determine the safety, tolerability and maximum tolerated dose of ripretinib and to determine a recommended Phase 2 dose and not to demonstrate efficacy. The assessments of efficacy from the Phase 1 clinical trial of ripretinib were not designed to demonstrate statistical significance and may not be predictive of the results of further clinical trials of ripretinib, including our two ongoing Phase 3 clinical trials. These factors also apply to the Phase 1 and Phase 1b/2 trials for our other drug candidates. We did not observe a maximum tolerated dose in the dose escalation stage of our Phase 1 trial of ripretinib. FDA has stated that our initiation of Phase 3 clinical trials prior to the completion of our Phase 1 trial, and with limited dose-response information at the various dose levels, may place our development program at risk if we have not identified the optimal dosing regimen.

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

While we designed ripretinib to inhibit the full spectrum of the known mutant or amplified KIT and PDGFRα kinases that drive cancers such as GIST, we may find that patients treated with ripretinib have or develop mutations that confer resistance to treatment. We are aware of a secondary mutation in PDGFRα, in a patient not treated with ripretinib, where the potency of inhibition determined in in vitro assays by ripretinib suggests that this mutation may confer resistance to ripretinib in patients. We may identify additional mutations in PDGFRα or mutations in KIT that are resistant to ripretinib. If patients have or develop resistance to treatment with our drug candidates, we may be unable to successfully complete our clinical trials, and may not be able to obtain regulatory approval of, and commercialize, our drug candidates.

Our product development costs will increase if we experience delays in preclinical studies or clinical trials or in obtaining marketing approvals. We do not know whether any of our planned preclinical studies or clinical trials will begin on a timely basis or at all, will need to be restructured or will be completed on schedule, or at all. Our ongoing trials of ripretinib continue to generate additional data that may be requested by FDA. FDA may request additional information or data and any such requests could result in clinical trial delays. Furthermore, FDA could place a clinical hold, either another partial clinical hold or a full clinical hold, on our ripretinib trials if they are not satisfied with the information we provide to them, which could result in delays for the trial. Significant preclinical study or clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our drug candidates or allow our competitors to bring products to market before we do and impair our ability to successfully commercialize our drug candidates and may harm our business and results of operations.

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

We may not be able to initiate or continue clinical trials for our drug candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by FDA or similar regulatory authorities outside of the United States. In particular, the majority of the GIST patients we have enrolled in our Phase 1 trial of ripretinib have been fourth-line or later GIST patients. However, we have enrolled a limited number of second-line GIST patients in our Phase 1 trial and are now enrolling second-line GIST patients in our second Phase 3 trial. We cannot predict how difficult it will be to enroll and retain GIST patients for current and future trials in earlier lines of therapy such as second- and third-line GIST where alternative therapies already are approved. Therefore, our ability to identify and enroll eligible patients for these clinical trials and possibly other clinical trials may be limited or may result in slower enrollment than we anticipate. In addition, some of our competitors have ongoing, or planned, clinical trials for drug candidates that treat the same indications as our drug candidates and may simultaneously cover the same line of therapy and/or focus on sub-populations of a line of therapy, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials for our competitors’ drug candidates or patients may not be eligible for our trials, which could potentially change the availability or number of patients from a particular sub-population. Patient enrollment and/or drop-out rate is affected by other factors including:

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

Other factors in slower than expected enrollment may include recruitment challenges for indications that are difficult to diagnose and/or treat where the population is small and dispersed and other competing trials are recruiting simultaneously. For example, we have experienced these challenges in our Phase 1 ripretinib expansion cohort for advanced systemic mastocytosis, or ASM. Our inability to enroll a sufficient number of patients for our clinical trials would result in significant delays and could require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials may result in increased development costs for our drug candidates, which would cause significant harm to our financial position, adversely impact our stock price and impair our ability to raise capital.

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

The precise incidence and prevalence for GIST, ASM, gliomas, including glioblastoma multiforme, or GBM, and other solid tumors driven by KIT or PDGFRα are unknown. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our drug candidates, are based on estimates.

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

We do not have a sales infrastructure and are only in the very early stages of building a marketing infrastructure and have no experience in the sale, marketing or distribution of biopharmaceutical products. To achieve commercial success for any product for which we obtain marketing approval, we will need to establish sales, marketing and distribution capabilities, either ourselves or through collaboration or other arrangements with third parties.

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

We have in the past, and may in the future, seek third-party collaborators for the development and commercialization of some of our drug candidates on a selective basis. Our likely collaborators for any collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies.

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

•	collaboration arrangements may subject us to exclusivity provisions which could restrict our ability to compete in certain territories, including those licensed to the collaborator;

•	a collaborator with marketing and distribution rights to multiple products may not commit sufficient resources to the marketing and distribution of our product relative to other products;

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

We face significant competition in seeking appropriate collaborators. Our ability to reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the following:

•	the design or results of clinical trials;

•	the likelihood of approval by FDA or similar regulatory authorities outside of the United States;

•	the potential market for the subject drug candidate;

•	the costs and complexities of manufacturing and delivering such drug candidate to patients;

•	the potential of competing products;

•	the ability of our intellectual property portfolio to exclude others from marketing competing products that could read on our rights, including, without limitation, generic products;

•	the existence of uncertainty with respect to our ownership of technology or other rights, which can exist if there is a challenge to such ownership without regard to the merits of the challenge; and

•	industry and market conditions generally.

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

Manufacturing pharmaceutical products is complex and subject to product loss for a variety of reasons. We contract with third parties for the manufacture of our drug candidates for preclinical testing, and clinical trials and commercialization. This reliance on third parties increases the risk that we will not have sufficient quantities of our drug candidates or products or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

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

We have only limited supply arrangements in place with respect to our drug candidates and a sole source supplier arrangement for our commercial supply of finished drug product for ripretinib. We acquire many key materials on a purchase order basis. As a result, other than our commercial supply arrangement for our finished drug product for ripretinib, we do not have long term supply arrangements with respect to our drug candidates and other materials. If we obtain marketing approval for ripretinib, we will rely on our sole source supplier to manufacture all of our finished drug product for commercialization unless and until we add an additional source. If we obtain marketing approval for any of our other drug candidates, we will need to establish an agreement for commercial manufacture with a third party. We will depend on the proprietary technology of our third-party manufacturers for certain of our drug candidates, including ripretinib. If any supplier facility does not pass a pre-approval inspection by FDA or if FDA finds significant deficiencies at any such facility as part of any NDA approval process for ripretinib, we will not be able to commercialize this drug candidate until the third-party manufacturer comes into compliance or we secure an agreement for another facility, which is determined to be adequate by FDA. If FDA requires changes to our manufacturing process or the conditions, processes or other matters at any supplier facility as part of its response to any NDA we may submit for ripretinib, it will delay our approval. We have limited control over our third-party manufacturer’s ability to make changes or respond to address any FDA concerns. The facility that our supplier of ripretinib will initially use to manufacture commercial supply of our drug candidate, if approved, has limited experience manufacturing commercial finished drug product.

For our other drug products, if we are not able to negotiate commercial supply terms with any such third-party manufacturers, we may be unable to commercialize our products if they were to be approved, and our business and financial condition would be materially harmed. If we are forced to accept unfavorable terms for our relationships with any such third-party manufacturer, our business and financial condition would be materially harmed.

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

We have not yet scaled up the commercial manufacturing process for any of our drug candidates other than ripretinib. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects and other supply disruptions. If microbial, viral or other contaminations are discovered in our drug candidates or in the manufacturing facilities in which our drug candidates are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination.

Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval. We do not currently have arrangements in place for redundant supply or a second source for drug substance or drug product. If our current contract manufacturers for preclinical and clinical testing cannot perform as agreed, we may be required to replace such manufacturers. Although we believe that there are several potential alternative manufacturers who could manufacture our drug candidates, we may incur added costs and delays in identifying and qualifying any such replacement manufacturer or be able to reach agreement with any alternative manufacturer.

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

Moreover, because the issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, our patents or pending patent applications may be challenged in the courts or patent offices in the United States and abroad. There is no assurance that all of the potentially relevant prior art relating to our patents and patent applications has been found, which could be used by a third party to challenge validity of our patents, to prevent a patent from issuing from a pending patent application. For example, we may be subject to a third-party preissuance submission of prior art to the USPTO or become involved in post-grant review procedures, oppositions, derivations, revocation, reexaminations, inter partes review or interference proceedings, in the United States or elsewhere, challenging our patent rights or the patent rights of others. An adverse determination in any such challenge may result in loss of exclusivity or in our patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and products or limit the duration of the patent protection of our technology and products. Such challenges also may result in substantial cost and require significant time from our scientists and management, even if the eventual outcome is favorable to us. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

We will incur significant ongoing expenses in maintaining our patent portfolio. Should we lack the funds to maintain our patent portfolio or to enforce our rights against infringers, we could be adversely impacted. Moreover, the failure of any patents that may issue to us or our licensors to adequately protect our product candidates or technology could have an adverse impact on our business.

Changes to the patent law in the United States and other jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our products.

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involves both technological and legal complexity and is therefore costly, time consuming and inherently uncertain. Changes in either the patent laws or interpretation of the patent laws in the United States could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. Recent patent reform legislation in the United States and other countries, including the Leahy-Smith America Invents Act, or the Leahy-Smith Act, signed into law in September 2011, could increase those uncertainties and costs. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted, redefine prior art and provide more efficient and cost-effective avenues for competitors to challenge the validity of patents. For example, the Leahy-Smith Act allows third-party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO administered post-grant proceedings, including post-grant review, inter partes review, and derivation proceedings In addition, the Leahy-Smith Act has transformed the U.S. patent system from a “first-to-invent” system to a “first-to-file” system in which, assuming that other requirements for patentability are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. The first-to-file provisions, however, only became effective on March 16, 2013. Accordingly, it is not yet clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could make it more difficult to obtain patent protection for our inventions and increase the uncertainties and costs surrounding the prosecution of our or our collaboration partners’ patent applications and the enforcement or defense of our or our collaboration partners’ issued patents, all of which could harm our business, results of operations, financial condition and prospects.

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

If we are found to infringe, misappropriate or otherwise violate a third party’s intellectual property rights and we are unsuccessful in demonstrating that such intellectual property rights are invalid or unenforceable, we could be forced, including by court order, to cease developing, manufacturing or commercializing the infringing drug candidate or product. Alternatively, we may be required to obtain a license from such third party in order to use the infringing technology and continue developing, manufacturing or marketing the infringing drug candidate. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent. We cannot provide any assurances that third-party patents do not exist which might be enforced against our products or product candidates, and a finding of infringement could prevent us from commercializing our drug candidates or force us to cease some of our business operations, which could materially harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business, financial condition, results of operations and prospects.

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

Periodic maintenance fees on any issued patent are due to be paid to the USPTO and patent offices in foreign countries in several stages over the lifetime of the patent. The USPTO and patent offices in foreign countries require compliance with a number of procedural, documentary, fee payment and other requirements during the patent application process. In certain circumstances, we rely on our licensing partners to pay these fees due to U.S. and non-U.S. patent agencies and to comply with these other requirements with respect to our licensed patents and patent applications. While an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of a patent or patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to file non-provisional applications claiming priority to our provisional applications by the statutory deadlines, failure to timely file national and regional stage patent applications based on an international patent application, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. In such an event, our competitors and other third parties might be able to enter the market with similar or identical products of technology, which would have a material adverse effect on our business, financial condition, results of operations and prospects.

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

In order to market and sell our products in the European Union and many other jurisdictions, we must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing as well as additional information and filings. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be approved for sale in that country. We may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by FDA. We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our products in any market.

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

On January 22, 2018, the President signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain Affordable Care Act-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. The Bipartisan Budget Act of 2018, or the BBA, among other things, amends the Affordable Care Act, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.”

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

Compliance with the FCPA is expensive and difficult, particularly in countries in which corruption is a recognized problem. In addition, the FCPA presents particular challenges in the pharmaceutical industry, because, in many countries, hospitals are operated by the government, and doctors and other hospital employees are considered foreign officials. Certain payments to hospitals in connection with clinical trials and other work have been deemed to be improper payments to government officials and have led to FCPA enforcement actions. Similar laws in other countries, such as the UK Bribery Act 2010, may apply to our operations.

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

Our President and Chief Executive Officer, Michael D. Taylor, Ph.D. retired from his positions with the Company, effective March 18, 2019. Our future operations will depend in large part on the efforts of our new President and Chief Executive Officer, Steven L. Hoerter. In addition, we are highly dependent on the research, development and management expertise of the other principal members of our executive team, including, without limitation, the research expertise on kinase switch control inhibitors of Daniel L. Flynn, Ph.D., our founder and Chief Scientific Officer. Although we have entered into employment agreements with our executive officers, each of them may terminate their employment with us at any time. We maintain “key person” insurance for Dr. Flynn, but not for any of our other executives or employees.

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

As of April 30, 2019, our executive officers and directors, combined with our stockholders who own more than 5% of our outstanding capital stock, beneficially own shares, in the aggregate, representing approximately 54% of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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

Our stock price is likely to be volatile. The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. Since our common stock began trading on the Nasdaq Global Select Market on September 28, 2017, our stock has traded at prices as low as $15.15 per share and as high as $45.61 per share through April 30, 2019. The market price for our common stock may be influenced by many factors, including:

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

As of March 31, 2019, we estimate that we have used approximately $106 million of the net proceeds from our initial public offering for clinical development of our drug candidates and research activities and for working capital and other general corporate purposes. There has been no material change in our planned use of the net proceeds from the offering as described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on September 28, 2017.

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

DECIPHERA PHARMACEUTICALS, INC.

Date: May 9, 2019	By:	/s/ Thomas P. Kelly
Thomas P. Kelly
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

2.1	Reorganization Agreement and Plan of Merger by and among the Registrant, Deciphera Pharmaceuticals, LLC and the other parties named therein, dated October 2, 2017. (Incorporated by reference to Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2017) (1)

3.1	Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 5, 2017).

3.2	Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on October 5, 2017).

10.1†	Transition Agreement, dated as of March 4, 2019, by and between Deciphera Pharmaceuticals, Inc., Deciphera Pharmaceuticals, LLC and Michael D. Taylor (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 4, 2019).

10.2†	Employment Agreement, dated as of March 4, 2019, by and between Deciphera Pharmaceuticals, LLC and Steven Hoerter (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 4, 2019).

10.3†	Employee Confidentiality, Assignment and Noncompetition Agreement, dated as of March 4, 2019, by and between Deciphera Pharmaceuticals, LLC and Steven Hoerter (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on March 4, 2019).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101INS	XBRL Instance Document.

101SCH	XBRL Taxonomy Extension Schema Document.

101CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed herewith.
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

†	Indicates management contract or compensation plan.
(1)

Schedules and exhibits have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon its request; provided, however, that the Registrant may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any schedule or exhibit so furnished.