Form 10-Q
period 2019-06-30
Deciphera Pharmaceuticals, Inc.
filed 2019-08-02
CIK 1654151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number: 001-38219

Deciphera Pharmaceuticals, Inc.

(Exact name of registrant as specified in its charter)

Delaware	30-1003521
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

500 Totten Pond Road Waltham, MA	02451
(Address of principal executive offices)	(Zip Code)

(781) 209-6400

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 Par Value Per Share	DCPH	The Nasdaq Global Select Market

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

As of June 30, 2019 there were 38,215,108 shares of Common Stock, $0.01 par value per share, outstanding.

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

•

our ability to manufacture or obtain sufficient quantities of our drug candidates, including, without limitation, ripretinib, to support our planned clinical trials and, if approved, commercialization;

•	the commercialization of our drug candidates, if approved;

•

our plans to research, develop and commercialize our drug candidates, including the timing of our ongoing Phase 3 trials and the timing of investigational new drug, or IND, applications, including, without limitation, the success of IND-enabling studies for, and the expected timing of, an IND application for our DCC-3116 program;

•

the performance and experience of our licensee, Zai Lab (Shanghai) Co., Ltd., or Zai, to successfully develop and, if approved, commercialize ripretinib in Greater China under the terms and conditions of our license agreement;

•	our ability to attract additional licensees and/or collaborators with development, regulatory and commercialization expertise;

•	our expectations regarding our ability to obtain, maintain, enforce and defend our intellectual property protection for our drug candidates;

•	future agreements with third parties in connection with the commercialization of ripretinib, or any of our other current or future drug candidates;

•	the size and growth potential of the markets for our drug candidates, and our ability to serve those markets;

•	the rate and degree of market acceptance of our drug candidates, as well as the reimbursement coverage for our drug candidates;

•	regulatory and legal developments in the United States and foreign countries;

•	the performance and experience of our third-party suppliers and manufacturers;

•	the success and timing of competing therapies that are or may become available;

•	our ability to attract and retain key scientific or management personnel;

•	the accuracy of our estimates regarding expenses, future revenues, capital requirements and needs for additional financing;

•	our expectations regarding the period during which we qualify as an emerging growth company under the JOBS Act; and

•	our use of the proceeds from our initial public offering and our follow-on public offering and any other financing transaction we may undertake.

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

Deciphera Pharmaceuticals, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$57,237	$293,764
Marketable securities	168,179	—
Accounts receivable	20,000	—
Unbilled receivable	5,000	—
Prepaid expenses and other current assets	6,010	7,273

Total current assets	256,426	301,037
Long-term investment—restricted	1,510	1,069
Property and equipment, net	1,595	13,453
Operating lease, right-of-use assets	476	—

Total assets	$260,007	$315,559

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,900	$8,308
Accrued expenses and other current liabilities	20,935	13,709
Operating lease liabilities	313	539
Notes payable to related party	187	187

Total current liabilities	35,335	22,743
Notes payable to related party, net of current portion	1,014	1,107
Operating lease liabilities, net of current portion	164	11,347
Other long-term liabilities	616	381

Total liabilities	37,129	35,578

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value per share; 125,000,000 shares authorized; 38,215,108 shares and 37,676,760 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	382	377
Additional paid-in capital	586,888	575,327
Accumulated other comprehensive income	175	—
Accumulated deficit	(364,567)	(295,723)

Total stockholders’ equity	222,878	279,981

Total liabilities and stockholders’ equity	$260,007	$315,559

The accompanying notes are an integral part of these consolidated financial statements.

Deciphera Pharmaceuticals, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$25,000	$—	$25,000	$—

Operating expenses:
Research and development	34,811	17,976	70,600	34,901
General and administrative	13,164	4,453	26,400	9,479

Total operating expenses	47,975	22,429	97,000	44,380

Loss from operations	(22,975)	(22,429)	(72,000)	(44,380)

Other income (expense):
Interest expense	(25)	(21)	(38)	(43)
Interest and other income, net	1,540	760	3,194	1,303

Total other income (expense), net	1,515	739	3,156	1,260

Net loss	$(21,460)	$(21,690)	$(68,844)	$(43,120)

Net loss per share—basic and diluted	$(0.56)	$(0.65)	$(1.81)	$(1.30)

Weighted average common shares outstanding—basic and diluted	38,200,288	33,567,314	38,129,049	33,083,383

Comprehensive loss:
Net loss	$(21,460)	$(21,690)	$(68,844)	$(43,120)
Other comprehensive income:
Unrealized gains on marketable securities	154	—	175	—

Total other comprehensive income	154	—	175	—

Total comprehensive loss	$(21,306)	$(21,690)	$(68,669)	$(43,120)

The accompanying notes are an integral part of these consolidated financial statements.

Deciphera Pharmaceuticals, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2018	37,676,760	$377	$575,327	$—	$(295,723)	$279,981
Issuance of common stock upon exercise of stock options	512,292	5	1,144	—	—	1,149
Stock-based compensation expense	—	—	6,229	—	—	6,229
Unrealized gains on marketable securities	—	—	—	21	—	21
Net loss	—	—	—	—	(47,384)	(47,384)

Balances at March 31, 2019	38,189,052	382	582,700	21	(343,107)	239,996
Issuance of common stock upon exercise of stock options	26,056	—	81	—	—	81
Stock-based compensation expense	—	—	4,107	—	—	4,107
Unrealized gains on marketable securities	—	—	—	154	—	154
Net loss	—	—	—	—	(21,460)	(21,460)

Balances at June 30, 2019	38,215,108	$382	$586,888	$175	$(364,567)	$222,878

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2017	32,591,686	$326	$379,516	$—	$(195,869)	$183,973
Issuance of common stock upon exercise of stock options	2,442	—	10	—	—	10
Stock-based compensation expense	—	—	2,037	—	—	2,037
Net loss	—	—	—	—	(21,430)	(21,430)

Balances at March 31, 2018	32,594,128	326	381,563	—	(217,299)	164,590
Issuance of common stock sold in public offering, net of underwriting discounts, commissions and offering costs	4,945,000	49	185,209	—	—	185,258
Issuance of common stock upon exercise of stock options	94,322	1	706	—	—	707
Stock-based compensation expense	—	—	2,232	—	—	2,232
Net loss	—	—	—	—	(21,690)	(21,690)

Balances at June 30, 2018	37,633,450	$376	$569,710	$—	$(238,989)	$331,097

The accompanying notes are an integral part of these consolidated financial statements.

Deciphera Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(68,844)	$(43,120)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	10,336	4,269
Depreciation and amortization expense	216	130
Net accretion of discounts on marketable securities	(1,297)	—
Changes in operating assets and liabilities:
Accounts receivable	(20,000)	—
Unbilled receivable	(5,000)	—
Prepaid expenses and other current assets	1,263	(793)
Operating lease, right-of-use assets	337	—
Accounts payable	5,592	2,225
Accrued expenses and other current liabilities	7,239	2,272
Operating lease liabilities	(349)	—
Other long-term liabilities	235	34

Net cash used in operating activities	(70,272)	(34,983)

Cash flows from investing activities:
Purchases of marketable securities	(253,759)	—
Maturities and sales of marketable securities	87,052	—
Purchases of property and equipment	(244)	(606)
Increase in restricted investments	(441)	(1,069)

Net cash used in investing activities	(167,392)	(1,675)

Cash flows from financing activities:
Proceeds from public offerings, net of underwriting discounts and commissions	—	185,932
Repayment of notes payable to related party	(93)	(93)
Payments of public offering costs	—	(125)
Proceeds from exercise of stock options	1,230	717

Net cash provided by financing activities	1,137	186,431

Net increase (decrease) in cash and cash equivalents	(236,527)	149,773
Cash and cash equivalents at beginning of period	293,764	196,754

Cash and cash equivalents at end of period	$57,237	$346,527

Supplemental disclosure of cash flow information:
Cash paid for interest	$38	$43
Supplemental disclosure of non-cash investing activities:
Amounts capitalized under build-to-suit lease transactions	$—	$17,028
Supplemental disclosure of non-cash financing activities:
Offering costs included in accounts payable and accrued expenses	$—	$549

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

The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. Since inception, the Company has incurred recurring losses including net losses of $68.8 million and $99.9 million for the six months ended June 30, 2019 and the year ended December 31, 2018, respectively. As of June 30, 2019, the Company had an accumulated deficit of $364.6 million. The Company expects to continue to generate operating losses in the foreseeable future. The Company expects that its cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses, capital expenditure requirements and debt service payments through at least 12 months from the issuance date of these consolidated financial statements. The future viability of the Company is dependent on its ability to raise additional capital to fund its operations.

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

Deciphera Pharmaceuticals, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, revenue recognition, the accrual for research and development expenses and the valuation of stock-based awards. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

Unaudited Interim Financial Information

The consolidated balance sheet at December 31, 2018 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The accompanying unaudited consolidated financial statements as of June 30, 2019 and for the three and six months ended June 30, 2019 and 2018 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K on file with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s consolidated financial position as of June 30, 2019 and consolidated results of operations for the three and six months ended June 30, 2019 and 2018 and consolidated cash flows for the six months ended June 30, 2019 and 2018 have been made. The consolidated results of operations for the six months ended June 30, 2019 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2019.

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

The Company’s cash equivalents and marketable securities are carried at fair value, determined according to the fair value hierarchy described above (see Note 3). The carrying values of the Company’s accounts receivable, unbilled receivable, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these liabilities. The fair value of the Company’s outstanding notes payable to a related party (see Note 6) as of each of June 30, 2019 and December 31, 2018 approximated $1.1 million. The fair value of the outstanding debt was estimated using a discounted cash flow analysis based on current market interest rates for debt issuances with similar remaining years to maturity, adjusted for credit risk, which represents a Level 3 measurement.

Deciphera Pharmaceuticals, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

Revenue

The Company accounts for its one license arrangement, entered into in June 2019 (see Note 4), under Accounting Standards Codification (“ASC”) Topic 606, Revenue From Contracts With Customers (“ASC 606”). Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements within the scope of ASC 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price, including variable consideration, if any; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration to which it is entitled in exchange for the goods or services it transfers to the customer.

The Company assesses the goods or services promised within each contract and determines those that are performance obligations. Arrangements that include rights to additional goods or services that are exercisable at a customer’s discretion are generally considered options. The Company assesses if these options provide a material right to the customer and if so, they are considered performance obligations. The identification of material rights requires judgments related to the determination of the value of the underlying license relative to the option exercise price, including assumptions about technical feasibility and the probability of developing a candidate that would be subject to the option rights. The exercise of a material right is accounted for as a contract modification for accounting purposes.

The Company assesses whether each promised good or service is distinct for the purpose of identifying the performance obligations in the contract. This assessment involves subjective determinations and requires management to make judgments about the individual promised goods or services and whether such are separable from the other aspects of the contractual relationship. Promised goods and services are considered distinct provided that: (i) the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer (that is, the good or service is capable of being distinct) and (ii) the entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract (that is, the promise to transfer the good or service is distinct within the context of the contract). In assessing whether a promised good or service is distinct, the Company considers factors such as the research, manufacturing and commercialization capabilities of the collaboration partner and the availability of the associated expertise in the general marketplace. The Company also considers the intended benefit of the contract in assessing whether a promised good or service is separately identifiable from other promises in the contract. If a promised good or service is not distinct, an entity is required to combine that good or service with other promised goods or services until it identifies a bundle of goods or services that is distinct.

The transaction price is then determined and allocated to the identified performance obligations in proportion to their standalone selling prices (“SSP”) on a relative SSP basis. SSP is determined at contract inception and is not updated to reflect changes between contract inception and when the performance obligations are satisfied. Determining the SSP for performance obligations requires significant judgment. In developing the SSP for a performance obligation, the Company considers applicable market conditions and relevant entity-specific factors, including factors that were contemplated in negotiating the agreement with the customer and estimated costs. The Company validates the SSP for performance obligations by evaluating whether changes in the key assumptions used to determine the SSP will have a significant effect on the allocation of arrangement consideration between multiple performance obligations.

If the consideration promised in a contract includes a variable amount, the Company estimates the amount of consideration to which it will be entitled in exchange for transferring the promised goods or services to a customer. The Company determines the amount of variable consideration by using the expected value method or the most likely amount method. The Company includes the unconstrained amount of estimated variable consideration in the transaction price. The amount included in the transaction price is constrained to the amount for which it is probable that a significant reversal of cumulative revenue recognized will not occur. At the end of each subsequent reporting period, the Company re-evaluates the estimated variable consideration included in the transaction price and any related constraint, and if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis in the period of adjustment.

If an arrangement includes development and regulatory milestone payments, the Company evaluates whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the Company’s control or the licensee’s control, such as regulatory approvals, are generally not considered probable of being achieved until those approvals are received.

Deciphera Pharmaceuticals, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

For arrangements with licenses of intellectual property that include sales-based royalties, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, the Company recognizes royalty revenue and sales-based milestones at the later of (i) when the related sales occur, or (ii) when the performance obligation to which the royalty has been allocated has been satisfied.

In determining the transaction price, the Company adjusts consideration for the effects of the time value of money if the timing of payments provides the Company with a significant benefit of financing. The Company does not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the licensees and the transfer of the promised goods or services to the licensees will be one year or less.

The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) each performance obligation is satisfied, either at a point in time or over time, and if over time, recognition is based on the use of an output or input method.

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

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with shareholders. For the three months and six months ended June 30, 2019, the Company’s other comprehensive income (loss) consisted of unrealized gains (losses) on marketable securities. For the three months and six months ended June 30, 2018, there was no difference between net loss and comprehensive loss.

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

For periods in which the Company has reported net losses, diluted net loss per common share is the same as basic net loss per common share, since dilutive common shares are not assumed to have been issued if their effect is antidilutive. The Company reported a net loss for each of the three and six months ended June 30, 2019 and 2018.

Deciphera Pharmaceuticals, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

The following potential dilutive securities, presented based on amounts outstanding at the end of each reporting period, have been excluded from the calculation of diluted net loss per share because including them would have had an anti-dilutive impact:

	As of June 30,
	2019	2018
Options to purchase common stock	6,891,799	5,583,058
Unvested restricted common stock units	77,000	—

	6,968,799	5,583,058

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

In connection with the adoption, the Company recognized right-of-use assets of $0.8 million and lease liabilities of $0.8 million on its consolidated balance sheet. The underlying assets of the Company’s leases consist of office and laboratory space. In addition, the Company reversed its build to suit asset of $11.9 million and related liabilities of $11.9 million under the new guidance as the Company is no longer deemed the owner of the leased space (see Note 8). The adoption of the standard did not have a material impact on the Company’s results of operations or cash flows.

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

Deciphera Pharmaceuticals, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

3. Marketable Securities and Fair Value Measurements

As of June 30, 2019, marketable securities by security type consisted of (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper (due within one year)	$92,698	$91	$—	$92,789
U.S. Government securities (due within one year)	36,505	62	—	36,567
Certificates of deposit (due within one year)	38,801	22	—	38,823

Total	$168,004	$175	$—	$168,179

The Company had no marketable securities as of December 31, 2018.

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	Fair Value Measurements at June 30, 2019 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$—	$35,452	$—	$35,452
Commercial paper	—	13,459	—	13,459
Certificates of deposit	—	3,235	—	3,235
Marketable securities:
Commercial paper	—	92,789	—	92,789
U.S. Government securities	—	36,567	—	36,567
Certificates of deposit	—	38,823	—	38,823

Total	$—	$220,325	$—	$220,325

	Fair Value Measurements at December 31, 2018 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$—	$267,145	$—	$267,145

Total	$—	$267,145	$—	$267,145

The table above excludes certificates of deposit totaling $1.5 million and $1.1 million as of June 30, 2019 and December 31, 2018, respectively, that the Company held to secure a letter of credit associated with a lease (see Note 8) and to secure a credit card account.

During the three and six months ended June 30, 2019 and 2018, there were no transfers between Level 1, Level 2 and Level 3.

4. License Agreement

Zai Lab (Shanghai) Co., Ltd. (Zai) License Agreement

In June 2019, the Company entered into a License Agreement, or the Zai License Agreement, with an affiliate of Zai Lab (Shanghai) Co., Ltd. (“Zai”), pursuant to which the Company granted Zai exclusive rights to develop and commercialize ripretinib, including certain follow-on compounds (the “Licensed Products”), in Mainland China, Hong Kong, Macau and Taiwan, each a Region and collectively the Territory. The Company retains exclusive rights to, among other things, develop, manufacture and commercialize the Licensed Products outside the Territory.

Deciphera Pharmaceuticals, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

Pursuant to the terms of the Zai License Agreement, the Company has received an upfront cash payment of $20.0 million and will be eligible to receive up to $185.0 million in development and commercial milestone payments, consisting of up to $50.0 million of development milestones, including $5.0 million for an INTRIGUE study-related milestone the Company achieved, and up to $135.0 million of commercial milestones. In addition, during the term of the Zai License Agreement, Zai will be obligated to pay the Company tiered percentage royalties ranging from low to high teens on annual net sales of the Licensed Products in the Territory, subject to adjustments in specified circumstances.

Subject to the terms and conditions of the Zai License Agreement, Zai will be responsible for conducting the development and commercialization activities in the Territory related to the Licensed Products.

Subject to specified exceptions, during the term of the Zai License Agreement, each party has agreed that neither it nor its affiliates nor, with respect to Zai, its sublicensees, will conduct any development, manufacturing and commercialization activities in the Territory that may be deemed competitive with the Licensed Products. In addition, under the Zai License Agreement, each party has granted the other party specified intellectual property licenses to enable the other party to perform its obligations and exercise its rights under the Zai License Agreement, including license grants to enable each party to conduct research, development and commercialization activities pursuant to the terms of the Zai License Agreement. The Company will supply or have supplied to Zai the Licensed Product pursuant to a supply agreement and for agreed upon consideration.

The Zai License Agreement will continue on a Licensed Product-by-Licensed Product and region-by-region basis until the later of (i) the abandonment, expiry or final determination of invalidity of the last valid claim within the Company’s patent rights that covers the Licensed Product in such region in the Territory; (ii) the expiry of the regulatory exclusivity for such Licensed Product in such region; or (iii) the close of business of the day that is exactly ten (10) years after the date of the first commercial sale of such Licensed Product in such region. Subject to the terms of the Zai License Agreement, Zai may terminate the Zai License Agreement for convenience by providing written notice to the Company, which termination will be effective following a prescribed notice period. In addition, the Company may terminate the Zai License Agreement under specified circumstances if Zai or certain other parties challenge our patent rights or if Zai or its affiliates do not conduct certain development activities with respect to one or more Licensed Products for a specified period of time, subject to specified exceptions. Either party may terminate the Zai License Agreement for the other party’s uncured material breach of a material term of the Zai License Agreement, with a customary notice and cure period, or insolvency. After termination (but not natural expiration), the Company is entitled to retain a worldwide and perpetual license from Zai to exploit the Licensed Products. On a region-by-region and a Licensed Product-by-Licensed Product basis, upon the natural expiration of the Zai License Agreement as described above, the licenses granted by the Company to Zai under the Zai License Agreement in such region with respect to the Licensed Product become fully paid-up, perpetual and irrevocable.

The Company identified the following promises under the Zai License Agreement: (1) the exclusive license, with the right to grant sublicenses, granted in the Territory for the Licensed Products; (2) initial and continuing know-how transfer for the Licensed Products; (3) clinical supply of the Licensed Products; (4) participation in the joint steering committee (the “JSC”); and (5) regulatory and technical assistance responsibilities.

The Company determined that the exclusive license is distinct and constitutes one performance obligation that is a right to use the Company’s intellectual property. The Company determined that the promises under the Zai License Agreement related to the know-how transfer, clinical supply, participation in the JSC and the assistance responsibilities are immaterial in the context of the Zai License Agreement and therefore are excluded from the assessment of performance obligations. The Company also evaluated certain options and contingent obligations contained within the Zai License Agreement to determine if they provide Zai with any material rights. The Company concluded that the options and contingent obligations were not issued at a significant and incremental discount, and therefore do not provide Zai with a material right. As such, these options and contingent obligations were excluded as performance obligations and will be accounted for if, and when they occur or are exercised.

The Company determined that the upfront payment of $20.0 million and the $5.0 million development milestone that the Company believed was probable of achievement and that a significant reversal of cumulative revenue would not occur upon resolution of the uncertainty constitutes the consideration to be included in the transaction price as of the outset of the arrangement. The transaction price was allocated to the one performance obligation which was satisfied at a point in time upon delivery of the license in June 2019, and therefore the Company recognized license revenue of $25.0 million in the three months ended June 30, 2019. The first development milestone was achieved in July 2019. The remaining potential milestone payments that the Company is eligible to receive were excluded from the transaction price and were fully constrained based on the probability of achievement. The Company will reevaluate the transaction price at the

Deciphera Pharmaceuticals, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and if necessary, the Company will adjust its estimate of the transaction price. Because the performance obligation has been satisfied, any addition to the transaction price would be reflected in the period as a cumulative revenue catch-up.

The Company assessed the License Agreement to determine whether a significant financing component exists and concluded that a significant financing component does not exist.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Accrued external research and development expenses	$14,673	$8,761
Accrued payroll and related expenses	4,529	4,139
Accrued professional fees	1,639	747
Accrued other	94	62

	$20,935	$13,709

6. Notes Payable to Related Party

Notes payable to related party as of June 30, 2019 and December 31, 2018 consisted of outstanding borrowings under a loan agreement and a security agreement (together, the “CRL Construction Loan”) with Clinical Reference Laboratory, Inc. (“CRL”), a related party (see Note 10), as follows (in thousands):

	June 30, 2019	December 31, 2018
Notes payable to related party	$1,201	$1,294
Less: Current portion	(187)	(187)

Notes payable to related party, net of current portion	$1,014	$1,107

Total interest expense was less than $0.1 million for each of the three and six months ended June 30, 2019 and 2018.

7. Stock-Based Awards

The Company grants stock-based awards under its 2017 Stock Option and Incentive Plan (the “2017 Plan”) and is authorized to issue common stock under its 2017 Employee Stock Purchase Plan (“ESPP”). The Company also has outstanding stock options under its 2015 Equity Incentive Plan but is no longer granting awards under this plan. As of June 30, 2019, 1,912,057 shares of common stock were available for issuance under the 2017 Plan. As of June 30, 2019, 1,009,433 shares of common stock were available for issuance to participating employees under the ESPP.

Stock-based compensation expense was classified in the statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Research and development expenses	$1,790	$983	$3,482	$1,945
General and administrative expenses	2,317	1,249	6,854	2,324

	$4,107	$2,232	$10,336	$4,269

As of June 30, 2019, total unrecognized compensation cost related to the unvested share-based awards was $48.6 million, which is expected to be recognized over a weighted average of 2.8 years. During the six months ended June 30, 2019, the Company recorded $2.4 million of stock-based compensation expense related to the modification of stock options pursuant to the transition agreement with its former President and Chief Executive Officer.

Deciphera Pharmaceuticals, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

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

In addition, in August 2018, the Company entered into a nine-month sublease for additional office space in Waltham, Massachusetts that expired in May 2019. The expense related to this sublease is included in short-term lease costs for the three and six months ended June 30, 2019.

The Company’s leases require the Company to pay for certain operating expenses based on actual costs incurred and therefore as the amounts are variable in nature are expensed in the period incurred and included in variable lease costs for the three and six months ended June 30, 2019. Payment escalations specified in the lease are recognized on a straight-line basis over the lease terms.

The components of lease expense were as follows (in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost	$203	$358
Short-term lease cost	94	188
Variable lease cost	117	209

	$414	$755

Other information:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of operating lease liabilities (in thousands)	$160	$320
Operating lease liabilities arising from obtaining right-of-use assets (in thousands)	$—	$—

		June 30, 2019
Weighted-average remaining lease term - operating leases (in years)		1.42
Weighted-average discount rate - operating leases		6.03%

Deciphera Pharmaceuticals, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

Future annual minimum lease payments under operating leases as of June 30, 2019 were as follows (in thousands):

Year ending December 31,
2019	$166
2020	333

Total future minimum lease payments	499
Less: imputed interest	(22)

Total operating lease liabilities	$477

Included in the consolidated balance sheet (in thousands):	June 30, 2019
Current operating lease liabilities	$313
Operating lease liabilities, net of current portion	164

Total operating lease liabilities	$477

As previously disclosed in the Company’s 2018 Annual Report on Form 10-K and under the previous lease accounting standard, ASC 840, Leases, the following table summarizes the future minimum lease payments due under the operating leases as of December 31, 2018 (in thousands):

Year Ending December 31,
2019	$726
2020	333

$1,059

In May 2018, the Company entered into a lease for office space in Waltham, Massachusetts, which is expected to commence in 2019. The initial term of the lease expires in November 2029, unless terminated earlier in accordance with the terms of the lease. The Company is entitled to two five-year options to extend. The initial annual base rent is approximately $2.0 million and will increase annually for a total of $22.4 million over the lease term. The Company is obligated to pay its portion of real estate taxes and costs related to the premises, including costs of operations, maintenance, repair, replacement and management of the new leased premises. The Company is required to maintain a cash balance of $1.1 million to secure a letter of credit associated with the lease. This amount was classified as long-term investment—restricted in the consolidated balance sheet as of June 30, 2019.

Prior to the adoption of ASU 2016-02, the Company was deemed to be the owner of this leased space during the construction period because of certain provisions within the lease agreement. As a result, as of December 31, 2018, the Company capitalized approximately $11.9 million (equal to the estimated cost of its leased portion of the premises) as construction-in-progress within property and equipment and recorded a corresponding build-to-suit facility lease financing obligation. Under ASU 2016-02, the Company is no longer considered the owner of the leased space and therefore the build-to suit asset and corresponding liabilities at December 31, 2018 were reversed as of the date of adoption on January 1, 2019 as the lease commencement date had not yet been met. As of June 30, 2019, the lease commencement date under ASU 2016-02 has not yet been met.

As previously disclosed in the Company’s 2018 Annual Report on Form 10-K and under the previous lease accounting standard, ASC 840, Leases, as of December 31, 2018, minimum commitments under this lease were as follows (in thousands):

Year Ending December 31,
2019	$170
2020	2,043
2021	2,088
2022	2,132
2023	2,177
Thereafter	13,783

$22,393

In April 2019, the Company amended its lease for office space in Waltham, Massachusetts to add an additional 38,003 square feet of space for a total of 82,346 square feet of space, which is expected to commence in early 2020. The initial term of the lease for the additional space will expire in November 2029 unless terminated earlier in accordance with the terms of the lease and the Company is entitled to two five-year options to extend the lease. The initial annual base rent for the additional space is approximately

Deciphera Pharmaceuticals, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

$1.9 million and will increase annually for a total of $18.2 million over the lease term. The Company will be required to pay its share of operating expenses, taxes and other expenses related to the additional leased premises. The Company will be required to increase the amount of cash to secure the letter of credit by $0.9 million upon substantial completion of the additional premises. As of June 30, 2019, the lease commencement date under ASU 2016-02 has not yet been met.

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

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and senior management that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of June 30, 2019 or December 31, 2018.

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

Total employer matching contributions related to the 401(k) Plan were $0.2 million and $0.1 million for the three months ended June 30, 2019 and 2018, respectively, and $0.5 million and $0.2 million for the six months ended June 30, 2019 and 2018, respectively.

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

Deciphera Pharmaceuticals, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

Borrowings under the loan bear interest at a fixed rate equal to 6.0% per annum and the Company is required to make monthly payments of principal and interest, based on a 15-year straight-line amortization schedule. For each of the three months ended June 30, 2019 and 2018, the Company recorded less than $0.1 million of interest expense related to this loan. For each of the three months ended June 30, 2019 and 2018, the Company made less than $0.1 million in principal and interest payments under the loan. For each of the six months ended June 30, 2019 and 2018, the Company recorded less than $0.1 million of interest expense related to this loan. For each of the six months ended June 30, 2019 and 2018, the Company made $0.1 million in principal and interest payments under the loan. As of June 30, 2019 and December 31, 2018, principal amounts owed under the loan agreement totaled $1.2 million and $1.3 million, respectively (see Note 6).

The Company is party to a master services agreement, effective as of May 20, 2013, with CRL under which the Company purchased and expects to continue to purchase laboratory services. Under the agreement, the Company has agreed to use CRL on an exclusive basis for certain laboratory testing needs. For the three months ended June 30, 2019 and 2018, the Company recorded $0.2 million and $0.3 million, respectively, of research and development expense incurred under this agreement, and $0.1 million and $0.3 million, respectively, was paid to CRL during those same periods. For each of the six months ended June 30, 2019 and 2018, the Company recorded $0.4 million of research and development expense incurred under this agreement and $0.3 million and $0.4 million, respectively, was paid to CRL during those same periods. As of June 30, 2019 and December 31, 2018, total amounts owed to CRL for laboratory services were $0.2 million, which amount was included in accounts payable and accrued expenses. The Company is not committed to purchase any minimum amounts under the agreement.

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

Overview

We are a clinical-stage biopharmaceutical company developing new drugs to improve the lives of cancer patients by addressing key mechanisms of drug resistance that limit the rate and durability of response of many cancer therapies. Our targeted, small molecule drug candidates, designed using our proprietary kinase switch control inhibitor platform, inhibit the activation of kinases, an important family of enzymes, that, when mutated or over expressed, are known to be directly involved in the growth and spread of many cancers. We have built a diverse pipeline of wholly owned, orally administered drug candidates that include three clinical-stage, one preclinical-stage and one research-stage programs.

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

Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our drug candidates. Our net loss was $68.8 million for the six months ended June 30, 2019 and $99.9 million for the year ended December 31, 2018. As of June 30, 2019 we had an accumulated deficit of $364.6 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly as we:

•	continue enrollment in and proceed with the expansion cohorts of our Phase 1 clinical trial for ripretinib (DCC-2618);

•	continue with our ongoing pivotal Phase 3 clinical trials of ripretinib;

•	continue with our ongoing and planned clinical programs for DCC-3014 and rebastinib;

•	conduct IND-enabling studies and potential development of DCC-3116;

•	develop any other future drug candidates we may choose to pursue;

•	continue research and development and drug discovery and initiate additional clinical trials;

•	seek marketing approval for any of our drug candidates that successfully complete clinical development;

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

As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or additional licensing arrangements. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as, and when, needed, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more of our drug candidates.

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

As of June 30, 2019, we had cash, cash equivalents and marketable securities of $225.4 million. We believe that our cash, cash equivalents and marketable securities as of June 30, 2019, along with the $20.0 million up-front payment from our recent license agreement with Zai, received in the third quarter of 2019, will enable us to fund our operating expenses, capital expenditure requirements and debt service payments into the fourth quarter of 2020. This excludes any potential milestone or royalty payments, if any, under our license agreement with Zai. See “Liquidity and Capital Resources.”

Recent Developments

Rebastinib Development Update

We completed enrollment of 43 patients in Part 1 of the Phase 1b/2 combination study of rebastinib with paclitaxel and selected the 100 mg BID dose of rebastinib in combination with a weekly dose of 80 mg/m2 of paclitaxel as the recommended Phase 2 dose for Part 2 of the study, which began enrollment in the second quarter of 2019. We expect to report initial data from Part 1 of this study in the second half of 2019.

Lease Amendment

In April 2019, we and 200 Smith NWALP Property Owner LLC, or the Landlord, entered into a Third Amendment to Lease, or the Amendment, to the Lease between the Company and the Landlord dated May 29, 2018, as amended, or the Lease, to add an additional 38,003 square feet of space, or the Expansion Premises to the existing premises of 44,343 square feet of space, or the Initial Premises, for a total of 82,346 square feet of space in that building commonly known and numbered as 200 Smith Street in Waltham, Massachusetts, or the Premises. The Premises will become the Company’s new headquarters location.

Zai License Agreement

In June 2019, we entered into a License Agreement, or the Zai License Agreement, with an affiliate of Zai Lab (Shanghai) Co., Ltd., or Zai, pursuant to which we granted Zai exclusive rights to develop and commercialize ripretinib, including certain follow-on compounds, or the Licensed Products, in Mainland China, Hong Kong, Macau and Taiwan, each a Region and collectively the

Territory. We retain exclusive rights to, among other things, develop, manufacture and commercialize the Licensed Products outside the Territory. Pursuant to the terms of the Zai License Agreement, we will receive an upfront cash payment of $20.0 million and will be eligible to receive up to $185.0 million in development and commercial milestone payments, consisting of up to $50.0 million of development milestones, including $5.0 million for an INTRIGUE study-related milestone the Company achieved, and up to $135.0 million of commercial milestones. In addition, during the term of the Zai License Agreement, Zai will be obligated to pay us tiered percentage royalties ranging from low to high teens on annual net sales of the Licensed Products in the Territory, subject to adjustments in specified circumstances.

New Preclinical Candidate: DCC-3116

In June 2019, we announced the addition of DCC-3116, a new preclinical candidate, to our pipeline. DCC-3116 is a small molecule designed to inhibit cancer autophagy, a key tumor survival mechanism. DCC-3116, discovered using the Company’s novel switch control inhibitor platform, is designed to inhibit autophagy by inhibiting the ULK kinase, believed to be the initiating factor that activates autophagy. Subject to favorable investigational new drug (IND)-enabling studies and filing and activation of an IND, we intend to develop DCC-3116 for the potential treatment of mutant RAS cancers in combination with inhibitors of downstream RAS effector targets including RAF, MEK, or ERK inhibitors as well as with direct inhibitors of mutant RAS.

Autophagy is a cellular pathway that has been observed to be upregulated in mutant RAS cancers and is also known to mediate resistance to inhibitors of the RAS signaling pathway. Autophagy is a survival pathway in which cells respond to stress by recycling their own components and/or clearing damaged organelles and proteins from the cell. Mutant RAS cancers, including KRAS, NRAS, and HRAS cancers, are reported to have high basal levels of autophagy, which these cancers use to maintain nutrient supply, regulate cancer cell metabolism, and mitochondria surveillance. Cellular studies in mutant RAS cancers have demonstrated that MAPK pathway inhibitors can also induce autophagy as a compensatory survival mechanism. Such induction is seen with RAF, MEK, and ERK inhibitors as well as with direct inhibitors of mutant KRAS G12C. In in vitro models of mutant RAS cancers, inhibition of autophagy combined with inhibition of MAPK signaling using MEK inhibitors or ERK inhibitors has demonstrated synergistic anti-proliferative activity and induction of cell killing.    In vivo studies conducted by independent research groups have also demonstrated synergistic anti-tumor activity in various mutant RAS cancer models.

In our preclinical studies, we have observed DCC-3116 to selectively inhibit the ULK kinase. Our in vitro studies have also demonstrated that DCC-3116 in combination with inhibitors of the MAPK pathway inhibits both basal autophagy (autophagy in the absence of a MAPK inhibitor) and also MAPK inhibitor-induced increased autophagy in various mutant RAS cancer cell lines as illustrated below. Autophagy inhibition by DCC-3116 was monitored by the decrease in phosphorylation of the cellular ULK autophagy substrate ATG13 in the presence of the MEK inhibitor trametinib.

Preclinical Inhibition of ULK Kinase by DCC-3116 in Multiple RAS Cancer Cell Lines

When evaluated in preclinical in vivo models, DCC-3116 in combination with inhibitors of the MAPK pathway demonstrated synergistic inhibition of mutant RAS cancer growth as shown below. In both KRAS mutant pancreatic and lung in vivo models, DCC-3116 in combination with trametinib reduced tumor size as compared to the control cohort or either single agent treatment cohort.

DCC-3116 Plus MEK Inhibitors Exhibited Reduced Tumor Growth In KRAS In Vivo Cancer Models

As an inhibitor of ULK kinase, DCC-3116 has been designed to address mutant RAS cancers by inhibiting the basal and compensatory autophagy that mutant RAS cancer cells use for survival. We are currently conducting IND-enabling studies for DCC-3116 and, pending favorable results, we expect to submit an IND to the United States FDA in mid-2020.

Ripretinib Development Update

We are studying our lead drug candidate, ripretinib (DCC-2618) in two ongoing Phase 3 studies in gastrointestinal stromal tumors, or GIST, and in an ongoing Phase 1 trial in patients with multiple advanced malignancies, including GIST. Our first Phase 3 study, INVICTUS, is in fourth-line and fourth-line plus GIST patients, for whom there are currently no approved therapies. INVICTUS was fully enrolled as of November 2018 and is expected to report initial top-line results in August 2019. In June 2019, the FDA granted Fast Track designation for ripretinib for the investigation of the treatment of patients with advanced GIST who have received prior treatment with imatinib, sunitinib, and regorafenib. The FDA’s Fast Track program is designed to facilitate the development of drugs intended to treat serious conditions and that have the potential to address unmet medical needs. A drug program with Fast Track status is afforded greater access to the FDA for the purpose of expediting the drug’s development, review and potential approval. In addition, the Fast Track program allows for eligibility for Accelerated Approval and Priority Review, if relevant criteria are met, as well as for Rolling Review, which means that a company can submit completed sections of its New Drug Application (NDA) for review by FDA, rather than waiting until every section of the NDA is completed before the entire application can be submitted for review.

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

Components of Our Results of Operations

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the foreseeable future. If our development efforts for our drug candidates are successful and result in regulatory approval, we may generate revenue in the future from product sales. If we enter into collaboration agreements or additional license agreements with third parties, we may generate revenue in the future from a combination of product sales or payments from collaboration or additional license agreements that we may enter into with third parties. We expect that our revenue, if any, for the next several years will be derived primarily from the license agreement we entered into with Zai in June 2019 as well as any collaborations or additional license agreements that we may enter into in the future. We cannot provide assurance as to the timing of future milestone or royalty payments or that we will receive any of these payments at all. We cannot predict if, when, or to what extent we will generate revenue from the commercialization and sale of our drug candidates. We may never succeed in obtaining regulatory approval for any of our drug candidates.

Pursuant to the terms of the Zai License Agreement, we will receive an upfront cash payment of $20.0 million and will be eligible to receive up to $185.0 million in development and commercial milestone payments, consisting of up to $50.0 million of development milestones, including $5.0 million for an INTRIGUE study-related milestone that we achieved, and up to $135.0 million of commercial milestones. In addition, during the term of the Zai License Agreement, Zai will be obligated to pay us tiered percentage royalties ranging from low to high teens on annual net sales of the Licensed Products in the Territory, subject to adjustments in specified circumstances.

Under the Zai License Agreement, we recognized revenue of $25.0 million in the three and six months ended June 30, 2019.

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

•

establishing sales, marketing and distribution capabilities and launching commercial sales of our products, if and when approved, whether alone or in collaboration with others such as Zai, our licensee for ripretinib in Greater China;

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

Critical Accounting Policies and Significant Judgments and Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. We believe that of our critical accounting policies described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2018 on file with the SEC and for revenue in Note 2 to our consolidated financial statements appearing elsewhere is this Quarterly Report, the following involve the most judgment and complexity:

•	revenue recognition;

•	accrued research and development expenses; and

•	stock-based compensation.

Accordingly, we believe the policies set forth above are critical to fully understanding and evaluating our financial condition and results of operations. If actual results or events differ materially from the estimates, judgments and assumptions used by us in applying these policies, our reported financial condition and results of operations could be materially affected.

Results of Operations

Comparison of the Three Months Ended June 30, 2019 and 2018

The following table summarizes our results of operations for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
	2019	2018	Change
	(in thousands)
Revenue	$25,000	$—	$25,000

Operating expenses:
Research and development	34,811	17,976	16,835
General and administrative	13,164	4,453	8,711

Total operating expenses	47,975	22,429	25,546

Loss from operations	(22,975)	(22,429)	(546)

Other income (expense):
Interest expense	(25)	(21)	(4)
Interest and other income, net	1,540	760	780

Total other income (expense), net	1,515	739	776

Net loss	$(21,460)	$(21,690)	$230

Revenue

Revenue recognized during the three months ended June 30, 2019 of $25.0 million was related to our license agreement with Zai. We recognized license revenue of $20.0 million for an upfront fee and $5.0 million for a development milestone related to the license that was determined to be probable of being met as of June 30, 2019.

Research and Development Expenses

	Three Months Ended June 30,
	2019	2018	Change
	(in thousands)
Direct research and development expenses by program:
Ripretinib	$17,822	$9,968	$7,854
Rebastinib	2,635	670	1,965
DCC-3014	1,532	781	751
DCC-3116	199	—	199
Discontinued program	1	203	(202)
Unallocated expenses:
Personnel related (including stock-based compensation)	8,393	4,438	3,955
Facility related and other	4,229	1,916	2,313

Total research and development expenses	$34,811	$17,976	$16,835

Expenses related to our ripretinib program increased as a result of an increase in clinical trial costs of $7.6 million. The increase in clinical trial costs was due primarily to our pivotal Phase 3 trial in second-line GIST, which we initiated in December 2018, and to our pivotal Phase 3 trial in fourth-line and fourth-line plus GIST, which we initiated in January 2018. We also incurred costs related to other supporting clinical trials for ripretinib.

Expenses related to our rebastinib program increased primarily as a result of an increase in clinical trial costs of $1.9 million. The increase in clinical trial costs was due to our Phase 1b/2 trial of rebastinib in combination with paclitaxel, which we initiated in October 2018, and our second Phase 1b/2 clinical trial of rebastinib in combination with carboplatin, which we initiated in January 2019.

The increase in personnel-related costs included in unallocated expenses was due primarily to an increase in headcount and stock-based compensation expense in our research and development function. Personnel-related costs for the three months ended June 30, 2019 and 2018 included stock-based compensation expense of $1.8 million and $1.0 million, respectively. The increase in stock-based compensation expense was primarily related to the granting of employee stock option awards. The increase in facility related and other costs included in unallocated expenses was primarily due to increased consultant fees of $1.0 million and increased costs incurred in connection with our early-stage drug discovery programs of $0.7 million.

General and Administrative Expenses

	Three Months Ended June 30,
	2019	2018	Change
	(in thousands)
Personnel related (including stock-based compensation)	$5,569	$2,150	$3,419
Professional and consultant fees	5,504	1,747	3,757
Facility related and other	2,091	556	1,535

Total general and administrative expenses	$13,164	$4,453	$8,711

The increase in personnel-related costs was primarily a result of increases in headcount and stock-based compensation expense in our general and administrative function. Personnel-related costs for the three months ended June 30, 2019 and 2018 included stock-based compensation expense of $2.3 million and $1.2 million, respectively. The increase in stock-based compensation expense was primarily related to the granting of employee stock option awards. The increase in professional and consultant fees was primarily due to an increase in various advisory fees, including those related to commercialization preparedness.

Interest and Other Income, Net

The increase in interest and other income, net, was primarily due to an increase in interest income earned on our invested cash, cash equivalents and marketable securities balances resulting from our follow-on public offering in June 2018.

Comparison of the Six Months Ended June 30, 2019 and 2018

The following table summarizes our results of operations for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018	Change
	(in thousands)
Revenue	$25,000	$—	$25,000

Operating expenses:
Research and development	70,600	34,901	35,699
General and administrative	26,400	9,479	16,921

Total operating expenses	97,000	44,380	52,620

Loss from operations	(72,000)	(44,380)	(27,620)

Other income (expense):
Interest expense	(38)	(43)	5
Interest and other income, net	3,194	1,303	1,891

Total other income (expense), net	3,156	1,260	1,896

Net loss	$(68,844)	$(43,120)	$(25,724)

Revenue

Revenue recognized during the six months ended June 30, 2019 of $25.0 million was related to our license agreement with Zai. We recognized license revenue of $20.0 million for an upfront fee and $5.0 million for a development milestone related to the license that was determined to be probable of being met as of June 30, 2019.

Research and Development Expenses

	Six Months Ended June 30,
	2019	2018	Change
	(in thousands)
Direct research and development expenses by program:
Ripretinib	$38,408	$19,883	$18,525
Rebastinib	5,950	802	5,148
DCC-3014	2,217	1,657	560
DCC-3116	199	—	199
Discontinued program	5	380	(375)
Unallocated expenses:
Personnel related (including stock-based compensation)	16,170	8,516	7,654
Facility related and other	7,651	3,663	3,988

Total research and development expenses	$70,600	$34,901	$35,699

Expenses related to our ripretinib program increased as a result of an increase in clinical trial costs of $19.2 million. The increase in clinical trial costs was due primarily to our pivotal Phase 3 trial in second-line GIST, which we initiated in December 2018, and to our pivotal Phase 3 trial in fourth-line and fourth-line plus GIST, which we initiated in January 2018. We also incurred costs related to other supporting clinical trials for ripretinib.

Expenses related to our rebastinib program increased primarily as a result of an increase in clinical trial costs of $5.1 million. The increase in clinical trial costs was due to our Phase 1b/2 trial of rebastinib in combination with paclitaxel, which we initiated in October 2018, and our second Phase 1b/2 clinical trial of rebastinib in combination with carboplatin, which we initiated in January 2019.

The increase in personnel-related costs included in unallocated expenses was due primarily to an increase in headcount and stock-based compensation expense in our research and development function. Personnel-related costs for the six months ended June 30, 2019 and 2018 included stock-based compensation expense of $3.5 million and $1.9 million, respectively. The increase in stock-based compensation expense was primarily related to additional employee stock options. The increase in facility-related and other costs included in unallocated expenses was primarily due to increased costs of $1.5 million incurred in connection with our early-stage drug discovery programs and increased consultant fees of $1.3 million.

General and Administrative Expenses

	Six Months Ended June 30,
	2019	2018	Change
	(in thousands)
Personnel related (including stock-based compensation)	$13,753	$4,180	$9,573
Professional and consultant fees	9,548	4,200	5,348
Facility related and other	3,099	1,099	2,000

Total general and administrative expenses	$26,400	$9,479	$16,921

The increase in personnel-related costs was primarily a result of increases in stock-based compensation expense and headcount in our general and administrative function. Personnel-related costs for the six months ended June 30, 2019 and 2018 included stock-based compensation expense of $6.9 million and $2.3 million, respectively. The increase in stock-based compensation expense was primarily related to the granting of employee stock option awards due to an increase in headcount and the modification of stock options pursuant to the transition agreement with our former President and Chief Executive Officer and additional employee stock options. The increase in professional and consultant fees was primarily due to an increase in various advisory fees, including those related to commercialization preparedness.

Interest and Other Income, Net

The increase in interest and other income, net, was primarily due to an increase in interest income earned on our invested cash, cash equivalents and marketable securities balances resulting from our follow-on public offering in June 2018.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We have generated limited revenue to date from our license agreement with Zai and a concluded collaboration agreement and research and development grants from the Kansas Bioscience Authority, or KBA. We have not yet commercialized any of our drug candidates and we do not expect to generate revenue from sales of any drug candidates for several years, if at all.

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

Cash Flows

As of June 30, 2019, our principal sources of liquidity were cash, cash equivalents and marketable securities of $225.4 million.

The following table summarizes our sources and uses of cash and cash equivalents for each of the periods presented:

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Cash used in operating activities	$(70,272)	$(34,983)
Cash used in investing activities	(167,392)	(1,675)
Cash provided by financing activities	1,137	186,431

Net increase (decrease) in cash and cash equivalents	$(236,527)	$149,773

Operating Activities

During the six months ended June 30, 2019, operating activities used $70.3 million of cash, primarily resulting from our net loss of $68.8 million and cash used by changes in our operating assets and liabilities of $10.7 million, partially offset by net non-cash charges of $9.3 million. Net cash used by changes in our operating assets and liabilities for the six months ended June 30, 2019 consisted primarily of a $20.0 million increase in accounts receivable and a $5.0 million increase in unbilled receivable, partially offset by a $12.8 million increase in accounts payable and accrued expenses and other current liabilities and a decrease in prepaid expenses and other current assets of $1.3 million.

During the six months ended June 30, 2018, operating activities used $35.0 million of cash, primarily resulting from our net loss of $43.1 million, offset by non-cash charges of $4.4 million and cash provided by changes in our operating assets and liabilities of $3.7 million. Net cash provided by changes in our operating assets and liabilities for the six months ended June 30, 2018 consisted primarily of a $4.5 million increase in accounts payable and accrued expenses and other current liabilities, partially offset by an increase in prepaid expenses and other current assets of $0.8 million.

Changes in accounts payable, accrued expenses and prepaid expenses in all periods were generally due to growth in our business and the timing of vendor invoicing and payments. The change in accounts receivable and unbilled receivable was due to the Zai license agreement entered into in June 2019.

Investing Activities

During the six months ended June 30, 2019, we used $166.7 million for the net purchases of marketable securities and $0.2 million to purchase property and equipment. During the six months ended June 30, 2019, we increased our restricted investments by $0.4 million to secure a Company credit card account.

During the six months ended June 30, 2018, we used $0.6 million to purchase property and equipment and we increased our restricted investments by $1.1 million to secure a letter of credit associated with our Waltham lease.

Financing Activities

During the six months ended June 30, 2019, net cash provided by financing activities was $1.1 million, consisting primarily of proceeds from the exercise of stock options.

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

Construction Loan

We are party to a loan agreement and a security agreement, each dated as of June 11, 2010, with Clinical Reference Laboratory, Inc., or CRL, a related party. The loan was assigned to CHC, Inc., a related party, in December 2016. As of June 30, 2019 and December 31, 2018, there was $1.2 million and $1.3 million, respectively, in principal outstanding under the loan.

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

As of June 30, 2019, we had cash, cash equivalents and marketable securities of $225.4 million. We believe that our cash, cash equivalents and marketable securities as of June 30, 2019, along with the $20.0 million up-front payment from our recent license agreement with Zai, received in the third quarter of 2019, will enable us to fund our operating expenses, capital expenditure requirements and debt service payments into the fourth quarter of 2020. This excludes any potential milestone or royalty payments, if any, under our license agreement with Zai. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or additional licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of existing equity holders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties (such as our license agreement with Zai), we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or drug candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, limit, reduce or terminate our research, product development or future commercialization efforts or planning or grant rights to develop and market drug candidates that we would otherwise prefer to develop and market ourselves.

Contractual Obligations and Commitments

On April 29, 2019, we amended our lease for office space in Waltham, Massachusetts to add an additional 38,003 square feet of space for a total of 82,346 square feet of space. The lease term for the additional space is expected to commence in early 2020 and expire on November 30, 2029. We are entitled to two five-year options to extend the lease. The initial annual base rent for the additional space is approximately $1.9 million and will increase annually for a total of $18.2 million over the lease term.

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

Our cash, cash equivalents and marketable securities as of June 30, 2019 consisted of cash, money market funds, commercial paper, certificates of deposit and U.S government securities. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of interest rates. Because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our financial position or results of operations. As of June 30, 2019, our outstanding indebtedness accrued interest at a fixed interest rate. As a result, a change in market interest rates would not have had any impact on our financial position or results of operations.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Investment in pharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are a clinical-stage biopharmaceutical company that was formed and commenced operations in 2003. We have no approved products for commercial sale and have not generated any revenue from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we have never been profitable and have incurred losses in each year since inception. For the six months ended June 30, 2019 and the years ended December 31, 2018 and 2017, we reported a net loss of $68.8 million, $99.9 million and $50.3 million, respectively. As of June 30, 2019, we had an accumulated deficit of $364.6 million.

Since our inception, we have focused substantially all of our efforts and financial resources on developing our proprietary compound library, including, without limitation, the preclinical and clinical development of our drug candidates, ripretinib, rebastinib, DCC-3014 and DCC-3116, as well as our ongoing preclinical research and discovery programs. To date, we have funded our operations primarily with proceeds from the sales of our common stock in public offerings, sales of preferred shares, proceeds from the issuance of convertible notes, payments received under a concluded collaboration agreement, borrowings under a construction loan and research and development grants from the Kansas Bioscience Authority, or KBA. Since our inception, we received an aggregate of $573 million in net proceeds from such transactions. As of June 30, 2019, our cash, cash equivalents and marketable securities were $225.4 million.

We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future, particularly as we advance our drug candidates. Our prior losses, combined with expected future losses, have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. We expect our research and development expenses to significantly increase in connection with our ongoing and additional clinical trials for ripretinib, rebastinib and DCC-3014, our preclinical studies for DCC-3116, and development of any other future drug candidates we may choose to pursue. In addition, if we obtain marketing approval for ripretinib, or any of our other drug candidates, we will incur significant sales, marketing and outsourced manufacturing expenses. We will also incur costs associated with advance preparations for a possible marketing approval for ripretinib. We will also incur additional costs associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

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

•

commercialize ripretinib, if approved, by building a sales force, assisting our licensee, Zai, in its efforts to develop and, if approved, commercialize ripretinib in Greater China and/or entering into additional license and/or collaborations with third parties;

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

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance our drug candidates, ripretinib, rebastinib, DCC-3014 and DCC-3116, and seek to identify lead drug candidates in our discovery programs. We expect increased expenses as we continue our research and development and initiate additional clinical trials and establish arrangements with third parties for the manufacture of clinical and commercial supplies of and seek marketing approval for our lead program and our other drug candidates. In addition, if we obtain marketing approval for any of our drug candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, we expect to continue to incur costs associated with operating as a public company.

Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed, or on attractive terms, we could be forced to delay, reduce or eliminate our research or drug development programs or any future commercialization efforts.

We believe that our cash, cash equivalents and marketable securities as of June 30, 2019, along with the $20.0 million up-front payment from our recent license agreement with Zai, received in the third quarter of 2019, will enable us to fund our operating expenses, capital expenditure requirements and debt service payments into the fourth quarter of 2020. This excludes any potential milestone or royalty payments, if any, under our license agreement with Zai. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.

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

•

the achievement of milestones or occurrence of other developments that trigger payments, including, without limitation, milestone or royalty payments, to us under our license agreement with Zai or any collaboration or other license agreements that we may enter into in the future, if any;

•	the costs and timing of preparing, filing and prosecuting any patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;

•

our ability to establish license and/or collaboration arrangements with other biotechnology or pharmaceutical companies on favorable terms, if at all, for the development or commercialization of our drug candidates; and

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

Risks Related to the Discovery and Development of Our Drug Candidates

We are early in our development efforts. All of our drug candidates target key interactions with kinase switch regions to inhibit kinase activity. If we are unable to commercialize our drug candidates or experience significant delays in doing so, our business will be materially harmed.

We currently have no products that are approved for sale. We are early in our development efforts. Two of our drug candidates are only in Phase 1 or Phase 1b/2 clinical trials. We initiated our first Phase 3 clinical trial of one of our drug candidates in January 2018 and our second Phase 3 clinical trial for the same drug candidate in a different line of GIST patients in December 2018. All of our drug candidates target key interactions with kinase switch regions to inhibit kinase activity. There are no currently approved kinase switch control inhibitors and there can be no assurance that kinase switch control inhibitors will ever receive regulatory approval. We discontinued an earlier drug candidate that also targeted key interactions with kinase switch regions to inhibit kinase activity. Its development was discontinued due to strategic and competitive reasons. There can be no assurance that our current drug candidates will achieve success in their clinical trials or obtain regulatory approval.

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

•

establishing sales, marketing and distribution capabilities and launching commercial sales of our products, if and when approved, whether alone and/or in collaboration with others, such as Zai, our licensee for ripretinib in Greater China;

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

If we do not achieve one or more of these factors in a timely manner, or at all, we could experience significant delays or an inability to successfully commercialize our drug candidates, which would materially harm our business. For example, our business could be harmed if updated preliminary or final results of our Phase 1 clinical trial of ripretinib or our Phase 3 clinical trials of ripretinib vary meaningfully from our expectations.

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

We may be required to conduct additional clinical trials or other testing of our drug candidates beyond those that we currently contemplate if we are unable to successfully complete clinical trials for our drug candidates or other testing, obtain results of these trials or tests that are not positive or are only modestly positive or if there are safety concerns. For example, in GIST, we have initiated a pivotal Phase 3 trial of ripretinib in fourth-line and fourth-line plus GIST and a second Phase 3 clinical trial in second-line GIST. While we plan to conduct only one pivotal Phase 3 trial for each indication of fourth-line and fourth-line plus GIST and second-line GIST, for a single randomized trial to support submission to FDA of a new drug application, or NDA, the trial must be well-designed, well-conducted, with a favorable risk/benefit ratio, and provide statistically persuasive efficacy findings so compelling that a second trial would be unethical or practically impossible to repeat. In addition, certain data that we have presented to date have been generated and reviewed at the clinical sites and are preliminary. The data may be subject to subsequent central review, and based on that review, there may be changes to these data which may not be favorable. For example, in our ongoing Phase 1 clinical trial of ripretinib, there have been differences observed between imaging data assessed at the clinical sites in accordance with the Phase 1 protocol and by central review, including some instances where central review’s findings regarding the number of objective responses were less favorable than those previously reported. In addition to certain imaging results from our Phase 1 trial, we also plan to have all of the data from our Phase 3 trials of ripretinib centrally reviewed. The results from our Phase 3 trials of ripretinib in which all data will be subject to central review may be less favorable than the results of our Phase 1 trial of ripretinib that were based on data that has not been subject to central review. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their drug candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. In addition, our licensees may be required to conduct additional clinical trials in the local region or regions where the licensees seek to commercialize our product candidates before a local regulatory authority will approve any marketing application. These local studies, if required, may involve, among other things, exploration of the effect our drug candidates may have on a local population, which could be different than our clinical trial results or experience to date, and subject these trials and our development efforts to the risk that they do not support regional approval.

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

We may not be able to initiate or continue clinical trials for our drug candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by FDA or similar regulatory authorities outside of the United States. In particular, the majority of the GIST patients we have enrolled in our Phase 1 trial of ripretinib have been fourth-line or later GIST patients. However, we have enrolled a limited number of second-line GIST patients in our Phase 1 trial and are now enrolling second-line GIST patients in our second Phase 3 trial. We cannot predict how difficult it will be to enroll and retain GIST patients for current and future trials in earlier lines of therapy such as second-line GIST where alternative therapies already are approved.

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

Research programs to identify new drug candidates require substantial technical, financial and human resources. We may choose to focus our efforts and resources on a potential drug candidate that ultimately proves to be unsuccessful. For example, we are in the early preclinical development stage with DCC-3116 and if IND-enabling studies for DCC-3116 do not produce favorable results, we may discontinue further development of DCC-3116. If we are unable to identify suitable drug candidates for preclinical and clinical development, we will not be able to obtain revenues from sale of products in future periods, which likely would result in significant harm to our financial position and adversely impact our stock price.

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

The precise incidence and prevalence for GIST, ASM and other solid tumors driven by KIT or PDGFRα, and TGCT, are unknown. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our drug candidates, are based on estimates.

The total addressable market opportunity for ripretinib, rebastinib, DCC-3014 and DCC-3116, and any other drug candidates we may produce will ultimately depend upon, among other things, the diagnosis criteria included in the final label for each such drug candidate, if our drug candidates are approved for sale for these indications, acceptance by the medical community and patient access, drug pricing and reimbursement. The number of patients in our targeted commercial markets and elsewhere may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our drugs, or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our results of operations and our business.

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

If any of our drug candidates receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. For example, current cancer treatments, such as existing targeted therapies, chemotherapy, and radiation therapy, are well established in the medical community, and doctors may continue to rely on these treatments. If our drug candidates do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of our drug candidates, if approved for commercial sale, will depend on a number of factors, including:

•	the efficacy and potential advantages compared to alternative treatments;

•	the prevalence and severity of any side effects, in particular compared to alternative treatments;

•	our ability (and the ability of our licensees) to offer our products for sale at competitive prices;

•	the convenience and ease of administration compared to alternative treatments;

•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;

•	the strength of marketing and distribution support, including, without limitation, our own and that of our licensees;

•	the existence of distribution and/or use restrictions, such as through a REMS;

•	the availability of third-party coverage and adequate reimbursement;

•	the timing of any marketing approval in relation to other product approvals;

•	support from patient advocacy groups;

•	the labeling of our products, including any significant use or distribution restrictions or safety warnings; and

•	any restrictions on the use of our products together with other medications.

If we and/or our licensees are unable to establish sales and marketing capabilities, we or our licensees may not be successful in commercializing our drug candidates if and when they are approved.

We do not have a sales infrastructure and are only in the very early stages of building a marketing infrastructure and have no experience in the sale, marketing or distribution of biopharmaceutical products. To achieve commercial success for any product for which we obtain marketing approval, we will need to establish sales, marketing and distribution capabilities, either ourselves or through collaboration, licensing or other arrangements with third parties. In addition, our licensee for ripretinib for Greater China is building a marketing infrastructure but currently has limited experience in sales, marketing and distribution of a commercial product.

We plan to build, and are in the process of building, our own focused, specialized sales and marketing organization in the United States. Outside of the United States, in addition to our existing ripretinib license to Zai for Greater China, we plan to selectively establish partnerships in markets outside the United States to support the commercialization of drug candidates for which we obtain marketing approval and that can be commercialized with such capabilities, and we are currently exploring the possibility of building our own sales capabilities in Europe as an alternative to partnering.

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

Specifically, there are a large number of pharmaceutical and biotechnology companies developing or marketing treatments for cancer that would be competitive with the drug candidates we are developing, if our drug candidates are approved. Many of these companies are developing cancer therapeutics that are also kinase inhibitors. Although there are currently marketed drugs that have activity in GIST through their targeting of primary and secondary KIT mutants, no currently marketed drug directly targets certain secondary resistance mutations in KIT and PDGFRα, or provides coverage of all KIT and PDGFRα mutants. With respect to ripretinib, there are a number of large pharmaceutical companies and biotechnology companies marketing small molecule drugs or biologic drugs for the treatment of GIST, including Novartis AG, Pfizer Inc., and Bayer AG. We are also aware of pharmaceutical and biotechnology companies developing drugs for the treatment of GIST and systemic mastocytosis including AB Science S.A., Allakos Inc., Arog Pharmaceuticals, Inc., ARIAD Pharmaceuticals, Inc., a wholly owned subsidiary of Takeda Pharmaceuticals U.S.A., Blueprint Medicines Corporation, Bristol-Myers Squibb Company, Celldex Therapeutics, Inc., Novartis AG, Plexxikon Inc., a wholly owned subsidiary of Daiichi Sanyko Company, Limited and Xencor, Inc. Some of these competitors are further along in their clinical development programs than we are in ours. In addition, while we believe that rebastinib, a TIE2 inhibitor, is a novel molecule, we believe we may face competition from drug candidates in clinical trials that are not TIE2 inhibitors, but aim to achieve similar effects on the immune system. These include small molecule drug candidates in clinical trials from Array BioPharma Inc., Bristol-Myers Squibb Company, Novartis AG, Plexxikon Inc., a wholly owned subsidiary of Daiichi Sankyo Company, Limited, and antibody therapeutics from Amgen Inc., Eli Lilly and Company, Roche Holding Ltd, Five Prime Therapeutics, Inc., Novartis AG, and Syndax Pharmaceuticals, Inc. Further, there are a large number of pharmaceutical and biotechnology companies developing antibody or small molecule colony stimulating factor receptor 1, or CSF1R, inhibitors that we are seeking to target in our DCC-3014 program, including Array BioPharma Inc., Amgen Inc., Eli Lilly and Company, Bristol-Myers Squibb Company, Five Prime Therapeutics, Inc., Roche Holding Ltd, Novartis AG, Plexxikon Inc. and Syndax Pharmaceuticals, Inc.

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

Even if we or our licensees are able to commercialize any drug candidates, the products may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives, which would harm our business.

The regulations that govern marketing approvals, pricing, coverage and reimbursement for new drug products vary widely from country to country. Current and future legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. To obtain reimbursement or pricing approval in some countries, we or our licensees may be required to conduct a clinical trial that compares the cost-effectiveness of our drug candidate to other available therapies. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we or our licensees might obtain marketing approval for a drug candidate in a particular country, but then be subject to price regulations that delay commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenues, if any, we or our licensees are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more drug candidates, even if such drug candidates obtain marketing approval.

Our ability (and the ability of our licensees) to commercialize any drug candidates successfully also will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government healthcare programs, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, government authorities and third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. Coverage and reimbursement may not be available for any product that we or our licensees commercialize and, even if these are available, the level of reimbursement may not be satisfactory. Reimbursement may affect the demand for, or the price of, any drug candidate for which we or our licensees obtain marketing approval. Obtaining and maintaining adequate reimbursement for our products may be difficult. We may be required to conduct expensive pharmacoeconomic studies to justify coverage and reimbursement or the level of reimbursement relative to other therapies. If coverage and adequate reimbursement are not available or reimbursement is available only to limited levels, we and/or our licensees may not be able to successfully commercialize any drug candidate for which we obtain marketing approval.

There may be significant delays in obtaining coverage and reimbursement for newly approved drugs, and coverage may be more limited than the purposes for which the drug is approved by FDA or similar regulatory authorities outside of the United States. Moreover, eligibility for coverage and reimbursement does not imply that a drug will be paid for in all cases or at a rate that covers our costs, including research, development, intellectual property, manufacture, sale and distribution expenses. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies. Our inability (or the inability of our licensees) to promptly obtain coverage and adequate reimbursement rates from both government-funded and private payors for any approved products that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

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

We face an inherent risk of product liability exposure related to the testing of our drug candidates in human clinical trials and will face an even greater risk if we commercialize any products that we may develop. If we cannot successfully defend ourselves against any claims that our drug candidates or products caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•	decreased demand for any drug candidates or products that we may develop;

•	injury to our reputation and significant negative media attention;

•	withdrawal of clinical trial participants;

•	significant costs to defend the related litigation;

•	substantial monetary awards to trial participants or patients;

•	loss of revenue or royalties;

•	reduced resources of our management to pursue our business strategy; and

•	the inability to commercialize any products that we may develop.

We currently hold $10.0 million in product liability insurance coverage in the aggregate for the United States and certain other jurisdictions, with a per incident limit of $10.0 million, which may not be adequate to cover all liabilities that we may incur or may be responsible for with respect to indemnification obligations. We likely will need to increase our insurance coverage as we expand our clinical trials or if we commence commercialization of our drug candidates. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

Risks Related to Our Dependence on Third Parties

We may enter into license and/or collaborations with third parties for the development and commercialization of our drug candidates. If those license and/or collaborations, including, without limitation, our license arrangement with Zai for the development and commercialization of ripretinib in Greater China, are not successful, we may not be able to capitalize on the market potential of these drug candidates.

We have in the past, currently have, and may in the future, seek third-party licensees and/or collaborators for the development and commercialization of some of our drug candidates on a selective basis. Our likely licensees and/or collaborators for any arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. For example, we recently licensed ripretinib for development and commercialization in Greater China to Zai, a China and U.S.-based commercial stage biopharmaceutical company. We will not derive revenue from Zai’s sales of ripretinib in Greater China, if any, and will in return for the license rights granted receive specified payments in the form of an upfront payment, certain milestone payments, if achieved, and royalties on the licensee’s sales of ripretinib in Greater China, if approved, during a specified period.

To the extent we have, and if we do enter into any further such arrangements with any third parties, we will likely have limited control over the amount and timing of resources that our licensees and/or collaborators dedicate to the development or commercialization of our drug candidates. Our ability to generate revenues from these arrangements will depend on our licensees’ and/or collaborators’ abilities and efforts to successfully perform the functions assigned to them in these arrangements. License and collaborations involving our drug candidates would pose numerous risks to us, including the following:

•	licensees and/or collaborators have significant discretion in determining the efforts and resources that they will apply to these arrangements and may not perform their obligations as expected;

•

licensees and/or collaborators may deemphasize or not pursue development and commercialization of our drug candidates or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in their strategic focus, including as a result of a sale or disposition of a business unit or development function, or available funding or external factors such as an acquisition that diverts resources or creates competing priorities;

•

licensees and/or collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a drug candidate, repeat or conduct new clinical trials or require a new formulation of a drug candidate for clinical testing;

•

licensees and/or collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our products or drug candidates if they believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours; license or collaboration arrangements may subject us to exclusivity provisions which could restrict our ability to compete in certain territories, including those licensed to the licensee and/or collaborator;

•	a licensee or collaborator with marketing and distribution rights to multiple products may not commit sufficient resources to the marketing and distribution of our product relative to other products;

•

licensees or collaborators may not properly obtain, maintain, defend or enforce our intellectual property rights or may use our proprietary information and intellectual property in such a way as to invite litigation or other intellectual property related proceedings that could jeopardize or invalidate our proprietary information and intellectual property or expose us to potential litigation or other intellectual property related proceedings;

•

disputes may arise between the licensees and/or collaborators and us that result in the delay or termination of the research, development or commercialization of our products or drug candidates or that result in costly litigation or arbitration that diverts management attention and resources;

•	licenses and/or collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable drug candidates;

•	license and/or collaboration agreements may not lead to development or commercialization of drug candidates in the most efficient manner or at all; and

•

if a licensee or collaborator of ours were to be involved in a business combination, the continued pursuit and emphasis on our product development or commercialization program could be delayed, diminished or terminated.

If our license arrangement with Zai, or any future license or collaboration we may enter into, if any, is not successful, our business, financial condition, results of operations, prospects and development and commercialization efforts may be adversely affected. Any termination or expiration of our license agreement with Zai, or any future license or collaboration we may enter into, if any, could adversely affect us financially or harm our business reputation, development and commercialization efforts.

If we are not able to establish license and/or collaborations, we may have to alter our development and commercialization plans.

Our drug development programs and the potential commercialization of our drug candidates will require substantial additional cash to fund expenses. In the past, we have been party to a collaboration agreement, which was concluded before completion because our collaboration partner elected not to pursue the development of the drug candidate beyond Phase 1 clinical trials. We have entered into a license transaction for development and commercialization of ripretinib in Greater China. We may in the future decide to enter into additional licenses for ripretinib or license to or collaborate with pharmaceutical and biotechnology companies for the development and potential commercialization of other drug candidates.

We face significant competition in seeking appropriate licensees and/or collaborators. Our ability to reach a definitive agreement for a license and/or collaboration will depend, among other things, upon our assessment of the licensee/collaborator’s resources and expertise, the terms and conditions of the proposed transaction and the proposed licensee/collaborator’s evaluation of a number of factors. Those factors may include the following:

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

The licensee/collaborator may also consider alternative drug candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for our drug candidate. We may also be restricted under any license agreements, including, without limitation, our license agreement with Zai, from entering into agreements on certain terms or at all with potential licensees or collaborators. Licenses or collaborations are complex and time-consuming to negotiate and document. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future licensees/collaborators and changes to the strategies of the combined company.

We may not be able to negotiate licenses or collaborations on a timely basis, on acceptable terms, or at all. If we are unable to do so, we may have to curtail the development of such drug candidate, reduce or delay one or more of our other development programs, delay the potential commercialization or reduce the scope of any sales or marketing activities for such drug candidate, or increase our expenditures and undertake development, manufacturing or commercialization activities at our own expense. If we elect to increase our expenditures to fund development, manufacturing or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop our drug candidates or bring them to market and generate product revenue.

We rely, and expect to continue to rely, on third parties to conduct our clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials.

We currently rely on various third-party clinical research organizations, or CROs, to conduct our ongoing clinical trials for ripretinib, rebastinib and DCC-3014, and do not plan to independently conduct any clinical trials for our other drug candidates, such as DCC-3116. We expect to continue to rely on third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators, to conduct our clinical trials. Agreements with these third parties might terminate or be amended for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements, that would delay our product development activities.

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

We do not own any manufacturing facilities. We produce in our research laboratories very small quantities of drug substance for evaluation in our research programs. We rely, and expect to continue to rely, on third parties for the manufacture of our drug candidates for preclinical and clinical testing, and for the future commercial manufacture of any of our drug candidates that obtain marketing approval. Some of our manufacturers represent our sole source of supply. This reliance on third parties increases the risk that we will not have sufficient quantities of our drug candidates or products or such quantities at an acceptable cost or quality or in a timely manner, which could delay, prevent or impair our development or commercialization efforts, or those of our licensees.

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

Our success depends in large part on our ability to protect our proprietary technologies that we believe are important to our business, including pursuing and maintaining patent protection intended to cover the composition of matter of our drug candidates, for example, ripretinib, rebastinib, DCC-3014 and DCC-3116, their methods of use, related technologies and other inventions that are important to our business. In addition to patent protection, we also rely on trade secrets to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection, including our proprietary kinase switch control inhibitor platform. If we do not adequately obtain, maintain, protect or enforce our intellectual property, third parties, including our competitors, may be able to erode or negate any competitive advantage we may have, which could harm our business and ability to achieve profitability.

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

Our drug candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution are subject to comprehensive regulation by FDA and other regulatory agencies in the United States, the EMA in the European Union and China’s National Medicinal Products Administration (NMPA) and similar regulatory authorities outside the United States. Failure to obtain marketing approval for a drug candidate will prevent us from commercializing the drug candidate. Our drug candidates are in the early stages of development and are subject to the risks of failure inherent in drug development. We have not received approval to market any of our drug candidates from regulatory authorities in any jurisdiction. We have only limited experience in conducting and managing the clinical trials, and in submitting and supporting the applications necessary to seek marketing approvals and expect to rely on third-party CROs to assist us in this process. Securing marketing approval requires the submission of extensive nonclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the drug candidate’s safety and efficacy. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. Our drug candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use.

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

We intend to seek fast track designation for some of our drug candidates. If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for FDA fast track designation. FDA has broad discretion whether or not to grant this designation, so even if we believe a particular drug candidate is eligible for this designation, we cannot assure you that FDA would decide to grant it. Even if we do receive fast track designation, as we have for ripretinib for the treatment of fourth-line and fourth-line plus GIST patients, we may not experience a faster development process, review or approval compared to conventional FDA procedures. FDA may rescind fast track designation if the drug candidate no longer meets the qualifying criteria for fast track designation, such as if the drug: (1) no longer demonstrates a potential to address unmet medical need or (2) is not being studied in a manner that shows the drug can treat a serious condition and meets an unmet medical need. A drug candidate may no longer demonstrate a potential to address unmet medical need if a new product was approved under a traditional approval that addressed the same need or if emerging clinical data failed to show that the fast track designated drug candidate had the anticipated advantage over available therapy.

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

In order to market and sell our products in the European Union and many other jurisdictions, we must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. In Greater China, our licensee will be responsible for obtaining marketing approval for ripretinib. The approval procedure varies among countries and can involve additional testing as well as additional information and filings. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be approved for sale in that country. We may not (and/or our licensees, as applicable, may not) obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by FDA. We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our products in any market.

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

•

the federal Anti-Kickback Statute which prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration (including any kickback, bribe, or rebate), directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Violations are subject to civil and criminal fines and penalties for each violation, plus up to three times the remuneration involved, imprisonment, and exclusion from government healthcare programs. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act, or FCA. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers, on the one hand, and prescribers, purchasers and formulary managers, on the other. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution;

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

•

the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created additional federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity can be found guilty of violating HIPAA without actual knowledge of the statute or specific intent to violate it;

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, which impose, among other things, requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates that perform services for them that involve the use, or disclosure of, individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions;

•

the federal false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;

•

the federal Physician Payments Sunshine Act, created under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA, and its implementing regulations, which require manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the U.S. Department of Health and Human Services, or HHS, under the Open Payments Program, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. In addition, many states also require the reporting of payments or other transfers of value. Many of these state laws differ from each other in significant ways, are often not pre-empted, and may have a more prohibitive effect than the Sunshine Act, thus further complicating compliance efforts; and

•

analogous state and foreign laws and regulations, such as state and foreign anti-kickback, false claims, consumer protection and unfair competition laws which may apply to pharmaceutical business practices, including but not limited to, research, distribution, sales and marketing arrangements as well as submitting claims involving healthcare items or services reimbursed by any third-party payer, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government that otherwise restricts payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to file reports with states regarding pricing and marketing information, such as the tracking and reporting of gifts, compensations and other remuneration and items of value provided to healthcare professionals and entities; state and local laws requiring the registration of pharmaceutical sales representatives; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and are often not pre-empted by HIPAA, thus complicating compliance efforts.

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

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, individual imprisonment, disgorgement, exclusion of products from government funded healthcare programs, such as Medicare and Medicaid, contractual damages, reputational harm, diminished profits and future earnings and the curtailment or restructuring of our operations, as well as additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws. Any action for violation of these laws, even if successfully defended, could cause a pharmaceutical manufacturer to incur significant legal expenses and divert management’s attention from the operation of the business. If any of the physicians or other healthcare providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs, which could have a material adverse effect on our business, results of operations, financial condition and prospects.

The insurance coverage and reimbursement status of newly-approved products is uncertain. Our product candidates may become subject to unfavorable pricing regulations, third-party coverage and reimbursement practices, or healthcare reform initiatives, which would harm our business. Failure to obtain or maintain adequate coverage and reimbursement for new or current products could limit our ability to market those products and decrease our ability to generate revenue.

The regulations that govern marketing approvals, pricing, coverage, and reimbursement for new drugs vary widely from country to country. In the United States, recently enacted legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay our commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenue we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if any product candidates we may develop obtain marketing approval.

Our ability to successfully commercialize our product candidates also will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers, and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. The availability of coverage and extent of reimbursement by governmental and private payors is essential for most patients to be able to afford treatments such as gene therapy products. Sales of these or other product candidates that we may identify will depend substantially, both domestically and abroad, on the extent to which the costs of our product candidates will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other third-party payors. If coverage and adequate reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment.

A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. In many countries, the prices of medical products are subject to varying price control mechanisms as part of national health systems. In general, the prices of medicines under such systems are substantially lower than in the United States. Other countries allow companies to fix their own prices for medicines, but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our product candidates. Accordingly, in markets outside the United States, the reimbursement for products may be reduced compared with the United States and may be insufficient to generate commercially reasonable revenues and profits.

There is also significant uncertainty related to the insurance coverage and reimbursement of newly approved products and coverage may be more limited than the purposes for which the medicine is approved by the FDA or comparable foreign regulatory authorities. In the United States, the principal decisions about reimbursement for new medicines are typically made by the Centers for Medicare & Medicaid Services, or CMS, an agency within the U.S. Department of Health and Human Services. CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare and private payors tend to follow CMS to a substantial degree. No uniform policy of coverage and reimbursement for products exists among third-party payors and coverage and reimbursement levels for products can differ significantly from payor to payor. As a result, the coverage determination process is often a time consuming and costly process that may require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. It is difficult to predict what CMS will decide with respect to reimbursement for fundamentally novel products such as ours, as there is no body of established practices and precedents for these new products. Reimbursement agencies in Europe may be more conservative than CMS. For example, a number of cancer drugs have been approved for reimbursement in the United States and have not been approved for reimbursement in certain European countries. Moreover, eligibility for reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale, and distribution. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. Our inability to promptly obtain coverage and profitable payment rates from both government-funded and private payors for any approved products we may develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize product candidates, and our overall financial condition.

Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Our inability to promptly obtain coverage and profitable reimbursement rates third-party payors for any approved products that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that reimbursement will be available for any product candidate that we commercialize and, if reimbursement is available, the level of reimbursement. Reimbursement may impact the demand for, or the price of, any product candidate for which we obtain marketing approval. In order to obtain reimbursement, physicians may need to show that patients have superior treatment outcomes with our products compared to standard of care drugs, including lower-priced generic versions of standard of care drugs. We expect to experience pricing pressures in connection with the sale of any of our product candidates, due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes. The downward pressure on healthcare costs in general, particularly prescription drugs and surgical procedures and other treatments, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products.

Additionally, we may develop companion diagnostic tests for use with our product candidates. We, or our collaborators, may be required to obtain coverage and reimbursement for these tests separate and apart from the coverage and reimbursement we seek for our product candidates, once approved. Even if we obtain regulatory approval or clearance for such companion diagnostics, there is significant uncertainty regarding our ability to obtain coverage and adequate reimbursement for the same reasons applicable to our product candidates. Medicare reimbursement methodologies, whether under Part A, Part B, or clinical laboratory fee schedule may be amended from time to time, and we cannot predict what effect any change to these methodologies would have on any product candidate or companion diagnostic for which we receive approval. Our inability to promptly obtain coverage and adequate reimbursement from both third-party payors for the companion diagnostic tests that we develop and for which we obtain regulatory approval could have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

Some of the provisions of the ACA have yet to be fully implemented, while certain provisions have been subject to reform through legislation and Executive Orders of the President of the United States of America, or the President, and to judicial challenges. In 2012, the U.S. Supreme Court heard challenges to the constitutionality of the individual mandate and the viability of certain provisions of the Healthcare Reform Act. The Supreme Court’s decision upheld most of the Healthcare Reform Act and determined that requiring individuals to maintain “minimum essential” health insurance coverage or pay a penalty to the Internal Revenue Service was within Congress’s constitutional taxing authority. However, as a result of tax reform legislation enacted into law in late December 2017, the individual mandate has been eliminated, effective January 1, 2019. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, or the Texas District Court Judge, ruled that the individual mandate is a critical and inseverable feature of the Affordable Care Act, and therefore, because it was repealed as part of the Tax Cuts and Jobs Act of 2017, the remaining provisions of the Affordable Care Act are invalid as well. The Trump Administration and CMS have both stated that the ruling will have no immediate effect pending appeal of the decisions, and on December 30, 2018 the Texas District Court Judge issued an order staying the judgment pending appeal. A Fifth Circuit US Court of Appeals hearing to determine whether certain states and the House of Representatives have standing to appeal the lower court decision was held on July 9, 2019, but it is unclear when a Court will render its decision on this hearing, and what effect it will have on the status of the ACA. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results. We will continue to evaluate the effect that the ACA and its possible repeal and replacement has on our business.

Since January 2017, the current administration has signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. On January 20, 2017, the President signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. On October 13, 2017, the President signed an Executive Order terminating the cost-sharing subsidies that reimburse insurers under the ACA. The Trump administration has concluded that cost-sharing reduction, or CSR, payments to insurance companies required under the ACA have not received necessary appropriations from Congress and announced that it will discontinue these payments immediately until those appropriations are made. The loss of the CSR payments is expected to increase premiums on certain policies issued by qualified health plans under the ACA. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. Further, on June 14, 2018, U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued were owed to them. The effects of this gap in reimbursement on third-party payors, the viability of the ACA marketplace, providers, and potentially our business, are not yet known.

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

There has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which have resulted in several recent Congressional inquiries and proposed bills designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. In addition, the U.S. government, state legislatures, and foreign governments have shown significant interest in implementing cost containment programs, including price-controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs to limit the growth of government paid healthcare costs. At the federal level, the Trump administration’s budget for fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 legislative session or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Additionally, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The U.S. Department of Health and Human Services, or HHS, has already started the process of soliciting feedback on some of these measures and, at the same time, is immediately implementing others under its existing authority. For example, in September 2018, CMS announced that it will allow Medicare Advantage Plans the option to pre-authorization (PA) or step therapy for Part B drugs beginning January 1, 2019. Additionally, on May 10, 2019, the Centers for Medicare and Medicaid Services announced a new pricing transparency rule, which was set to go into effect on July 9, 2019, but on July 8, 2019, a federal judge struck down the rule concluding that HHS did not have the statutory authority to implement such regulations on drug companies. This final rule would have required direct-to-consumer television advertisements for prescription drugs and biological products for which reimbursement is available, directly or indirectly, through or under Medicare or Medicaid to include the list price of that product, except for a prescription drug or biological product that has a list price of less than $35 per month for a 30-day supply or typical course of treatment. The pricing transparency rule could have had a negative effect on our business, but Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. Individual states in the United States have also become increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels directed at containing or lowering the cost of healthcare. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product. Such reforms could have an adverse effect on anticipated revenue from product candidates that we may successfully develop and for which we may obtain regulatory approval and may affect our overall financial condition and ability to develop product candidates. We cannot predict the initiatives that may be adopted in the future. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect:

•	the demand for our product candidates, if approved;

•	our ability to receive or set a price that we believe is fair for our products;

•	our ability to generate revenue and achieve or maintain profitability;

•	the amount of taxes that we are required to pay; and

•	the availability of capital.

We expect that the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, lower reimbursement, and new payment methodologies. This could lower the price that we receive for any approved product. Any denial in coverage or reduction in reimbursement from Medicare or other government-funded programs may result in a similar denial or reduction in payments from private payors, which may prevent us from being able to generate sufficient revenue, attain profitability or commercialize our product candidates, if approved.    Litigation and legislative efforts to change or repeal the ACA are likely to continue, with unpredictable and uncertain results.

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

As of June 30, 2019, our executive officers and directors, combined with our stockholders who own more than 5% of our outstanding capital stock, beneficially own shares, in the aggregate, representing approximately 54% of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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

Our stock price is likely to be volatile. The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. Since our common stock began trading on the Nasdaq Global Select Market on September 28, 2017, our stock has traded at prices as low as $15.15 per share and as high as $45.61 per share through June 30, 2019. The market price for our common stock may be influenced by many factors, including:

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

As of June 30, 2019, we estimate that we have used approximately $115 million of the net proceeds from our initial public offering for clinical development of our drug candidates and research activities and for working capital and other general corporate purposes. There has been no material change in our planned use of the net proceeds from the offering as described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on September 28, 2017.

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

DECIPHERA PHARMACEUTICALS, INC.

Date: August 2, 2019	By:	/s/ Thomas P. Kelly
Thomas P. Kelly
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
2.1	Reorganization Agreement and Plan of Merger by and among the Registrant, Deciphera Pharmaceuticals, LLC and the other parties named therein, dated October 2, 2017. (Incorporated by reference to Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2017) (1)

3.1	Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 5, 2017).

3.2	Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on October 5, 2017).

10.1	Third Amendment to Lease, dated April 29, 2019, by and between Deciphera Pharmaceuticals, Inc. and 200 Smith NWALP Property Owner LLC. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 3, 2019).

10.2*	License Agreement, made as of June 10, 2019, by and between Deciphera Pharmaceuticals, LLC and Zai Lab (Shanghai) Co., Ltd. (2).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101INS	XBRL Instance Document.

101SCH	XBRL Taxonomy Extension Schema Document.

101CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed herewith.
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

(2)	Portions of this exhibit (indicated by asterisk) have been omitted in accordance with the rules of the Securities and Exchange Commission.