Form 10-Q
period 2019-09-30
Deciphera Pharmaceuticals, Inc.
filed 2019-11-04
CIK 1654151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to
Commission file number: 001-38219
___________________________________________
Deciphera Pharmaceuticals, Inc.
(Exact name of registrant as specified in its charter)
___________________________________________

Delaware (State or other jurisdiction of incorporation or organization)	30-1003521 (I.R.S. Employer Identification Number)

200 Smith Street, Waltham, MA (Address of principal executive offices)	02451 (Zip Code)
Registrant's telephone number, including area code: (781) 209-6400
500 Totten Pond Road, Waltham, MA 02451
(Former name, former address and former fiscal year, if changed since last report)
___________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of September 30, 2019 there were 51,043,912 shares of Common Stock, $0.01 par value per share, outstanding.

Deciphera Pharmaceuticals, Inc.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements, which reflect our current views with respect to, among other things, our operations and financial performance. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plan, objectives of management and expected market growth are forward-looking statements. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under “Risk Factors” and include, among other things:
•the success, cost and timing of our product development activities and clinical trials, including the timing of our ongoing Phase 3 trials and results therefrom;
•our ability to obtain and maintain regulatory approval for ripretinib (DCC-2618) or any of our other current or future drug candidates, and any related restrictions, limitations and/or warnings in the label of an approved drug candidate;
•our expectations regarding the size of target patient populations for our drug candidates, if approved for commercial use, and any additional drug candidates we may develop;
•our ability to obtain funding for our operations;
•our ability to manufacture or obtain sufficient quantities of our drug candidates, including, without limitation, ripretinib, to support our planned clinical trials and, if approved, commercialization;
•the commercialization of our drug candidates, if approved;
•our plans to research, develop and commercialize our drug candidates, including the timing of our ongoing Phase 3 trials and the timing of investigational new drug (IND) applications, including, without limitation, the success of IND-enabling studies for, and the expected timing of, an IND application for our DCC-3116 program;
•the performance and experience of our licensee, Zai Lab (Shanghai) Co., Ltd. (Zai), to successfully develop and, if approved, commercialize ripretinib in Greater China under the terms and conditions of our license agreement;
•our ability to attract additional licensees and/or collaborators with development, regulatory and commercialization expertise;
•our expectations regarding our ability to obtain, maintain, enforce and defend our intellectual property protection for our drug candidates;
•future agreements with third parties in connection with the commercialization of ripretinib or any of our other current or future drug candidates;
•the size and growth potential of the markets for our drug candidates and our ability to serve those markets;
•the rate and degree of market acceptance of our drug candidates as well as the reimbursement coverage for our drug candidates;
•regulatory and legal developments in the United States and foreign countries;
•the performance and experience of our third-party suppliers and manufacturers;
•the success and timing of competing therapies that are or may become available;
•our ability to attract and retain key scientific or management personnel;
•the accuracy of our estimates regarding expenses, future revenues, capital requirements and needs for additional financing;
•the benefits of U.S. Food and Drug Administration (FDA) designations such as Fast Track and Breakthrough Therapy;
•our expectations regarding the period during which we qualify as an emerging growth company under the JOBS Act; and
•our use of the proceeds from our initial public offering and our follow-on public offerings and any other financing transaction we may undertake.

These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included elsewhere in this Quarterly Report on Form 10-Q and our prior filings with the Securities and Exchange Commission (SEC). The forward-looking statements contained in this Quarterly Report on Form 10-Q are made as of the date of this Quarterly Report on Form 10-Q, and we undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Deciphera Pharmaceuticals, Inc.
Consolidated Balance Sheets
(Unaudited, in thousands, except share and per share amounts)

	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$173,712	$293,764
Marketable securities	460,883	—
Prepaid expenses and other current assets	7,700	7,273
Total current assets	642,295	301,037
Long-term investment—restricted	1,510	1,069
Property and equipment, net	5,274	13,453
Operating lease assets	522	—
Total assets	$649,601	$315,559
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$14,770	$8,308
Accrued expenses and other current liabilities	26,884	13,709
Operating lease liabilities	415	539
Notes payable to related party	187	187
Total current liabilities	42,256	22,743
Notes payable to related party, net of current portion	967	1,107
Operating lease liabilities, net of current portion	107	11,347
Other long-term liabilities	718	381
Total liabilities	44,048	35,578
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value per share; 125,000,000 shares authorized; 51,043,912 shares and 37,676,760 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	510	377
Additional paid-in capital	1,025,745	575,327
Accumulated other comprehensive income	61	—
Accumulated deficit	(420,763)	(295,723)
Total stockholders’ equity	605,553	279,981
Total liabilities and stockholders’ equity	$649,601	$315,559
The accompanying notes are an integral part of these consolidated financial statements.

Deciphera Pharmaceuticals, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues	$—	$—	$25,000	$—
Operating expenses:
Research and development	40,374	20,630	110,974	55,531
General and administrative	17,979	5,259	44,379	14,738
Total operating expenses	58,353	25,889	155,353	70,269
Loss from operations	(58,353)	(25,889)	(130,353)	(70,269)
Other income (expense):
Interest and other income, net	2,174	1,475	5,368	2,778
Interest expense	(17)	(21)	(55)	(64)
Total other income (expense), net	2,157	1,454	5,313	2,714
Net loss	$(56,196)	$(24,435)	$(125,040)	$(67,555)

Net loss per share—basic and diluted	$(1.28)	$(0.65)	$(3.12)	$(1.95)
Weighted average common shares outstanding—basic and diluted	43,803,508	37,654,324	40,041,321	34,623,773

Comprehensive loss:
Net loss	$(56,196)	$(24,435)	$(125,040)	$(67,555)
Other comprehensive income (loss):
Unrealized gains (losses) on marketable securities	(114)	—	61	—
Total other comprehensive income (loss)	(114)	—	61	—
Total comprehensive loss	$(56,310)	$(24,435)	$(124,979)	$(67,555)
The accompanying notes are an integral part of these consolidated financial statements.

Deciphera Pharmaceuticals, Inc.
Consolidated Statements of Stockholders’ Equity
(Unaudited, in thousands, except share amounts)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, June 30, 2019	—	$—	38,215,108	$382	$586,888	$175	$(364,567)	$222,878
Issuance of common stock sold in public offering, net of underwriting discounts, commissions and offering costs	—	—	12,432,431	124	431,656	—	—	431,780
Issuance of common stock upon exercise of stock options	—	—	396,373	4	2,472	—	—	2,476
Stock-based compensation expense	—	—	—	—	4,729	—	—	4,729
Unrealized gains (losses) on marketable securities	—	—	—	—	—	(114)	—	(114)
Net loss	—	—	—	—	—	—	(56,196)	(56,196)
Balance, September 30, 2019	—	$—	51,043,912	$510	$1,025,745	$61	$(420,763)	$605,553

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2018	—	$—	37,676,760	$377	$575,327	$—	$(295,723)	$279,981
Issuance of common stock sold in public offering, net of underwriting discounts, commissions and offering costs	—	—	12,432,431	124	431,656	—	—	431,780
Issuance of common stock upon exercise of stock options	—	—	934,721	9	3,697	—	—	3,706
Stock-based compensation expense	—	—	—	—	15,065	—	—	15,065
Unrealized gains (losses) on marketable securities	—	—	—	—	—	61	—	61
Net loss	—	—	—	—	—	—	(125,040)	(125,040)
Balance, September 30, 2019	—	$—	51,043,912	$510	$1,025,745	$61	$(420,763)	$605,553
The accompanying notes are an integral part of these consolidated financial statements.

Deciphera Pharmaceuticals, Inc.
Consolidated Statements of Stockholders’ Equity (continued)
(Unaudited, in thousands, except share amounts)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, June 30, 2018	—	$—	37,633,450	$376	$569,710	$—	$(238,989)	$331,097
Issuance of common stock upon exercise of stock options	—	—	27,751	1	91	—	—	92
Stock-based compensation expense	—	—	—	—	2,614	—	—	2,614
Net loss	—	—	—	—	—	—	(24,435)	(24,435)
Balance, September 30, 2018	—	$—	37,661,201	$377	$572,415	$—	$(263,424)	$309,368

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2017	—	$—	32,591,686	$326	$379,516	$—	$(195,869)	$183,973
Issuance of common stock sold in public offering, net of underwriting discounts, commissions and offering costs	—	—	4,945,000	50	185,209	—	—	185,259
Issuance of common stock upon exercise of stock options	—	—	124,515	1	807	—	—	808
Stock-based compensation expense	—	—	—	—	6,883	—	—	6,883
Net loss	—	—	—	—	—	—	(67,555)	(67,555)
Balance, September 30, 2018	—	$—	37,661,201	$377	$572,415	$—	$(263,424)	$309,368
The accompanying notes are an integral part of these consolidated financial statements.

Deciphera Pharmaceuticals, Inc.
Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(125,040)	$(67,555)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Stock-based compensation expense	15,065	6,883
Depreciation and amortization expense	385	218
Net accretion of discounts on marketable securities	(2,270)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(427)	(3,231)
Operating lease assets	433	—
Accounts payable	6,462	1,734
Accrued expenses and other current liabilities	12,038	1,837
Operating lease liabilities	(446)	—
Other long-term liabilities	337	199
Net cash flows used in operating activities	(93,463)	(59,915)
Cash flows from investing activities:
Purchases of marketable securities	(618,190)	—
Maturities and sales of marketable securities	159,639	—
Purchases of property and equipment	(3,210)	(822)
Increase in restricted investments	(441)	(1,069)
Net cash flows used in investing activities	(462,202)	(1,891)
Cash flows from financing activities:
Proceeds from public offerings, net of underwriting discounts and commissions	432,400	185,933
Repayment of notes payable to related party	(140)	(140)
Payments of public offering costs	(353)	(674)
Proceeds from exercise of stock options	3,706	808
Net cash flows provided by financing activities	435,613	185,927
Net increase (decrease) in cash and cash equivalents	(120,052)	124,121
Cash and cash equivalents at beginning of period	293,764	196,754
Cash and cash equivalents at end of period	$173,712	$320,875

Supplemental disclosure of cash flow information:
Cash paid for interest	$55	$64
Amounts capitalized under build-to-suit lease transactions	$—	$11,574
Property and equipment purchases included in accrued expenses and other current liabilities	$883	$—
Offering costs included in accrued expenses and other current liabilities	$267	$—
The accompanying notes are an integral part of these consolidated financial statements.

Deciphera Pharmaceuticals, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

1. Nature of the Business and Basis of Presentation
Deciphera Pharmaceuticals, Inc. (the Company) is a clinical-stage biopharmaceutical company focused on improving the lives of cancer patients by addressing key mechanisms of drug resistance that limit the rate and/or durability of response to existing cancer therapies. The Company's small molecule drug candidates are directed against an important family of enzymes called kinases, known to be directly involved in the growth and spread of many cancers. The Company uses its deep understanding of kinase biology together with a proprietary chemistry library to purposefully design compounds that maintain kinases in a “switched off” or inactivated conformation. These investigational therapies comprise tumor-targeted agents designed to address therapeutic resistance causing mutations and immuno-targeted agents designed to control the activation of immunokinases that suppress critical immune system regulators, and agents designed to inhibit reprogramming of cancer cell metabolism. The Company has used its platform to develop a diverse pipeline of tumor-targeted, immuno-targeted, and metabolism-targeted drug candidates designed to improve outcomes for patients with cancer by improving the quality, rate and/or durability of their responses to treatment.
The Company is subject to risks and uncertainties common to companies in the biotechnology industry, including, but not limited to, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, ability to complete late-stage clinical trials, ability to obtain and maintain regulatory approvals, ability to prepare for and successfully launch drug candidates that are approved for marketing, compliance with government regulations and the ability to secure additional capital to fund operations. Drug candidates currently under development will require significant additional research and development efforts, including extensive preclinical and clinical testing and regulatory approval, as well as building a commercial infrastructure, prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel and infrastructure and extensive compliance-reporting capabilities. Even if the Company’s drug development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales.
On October 2, 2017, immediately prior to the completion of its initial public offering (IPO), the Company engaged in a series of transactions whereby Deciphera Pharmaceuticals, LLC became a wholly owned subsidiary of Deciphera Pharmaceuticals, Inc., a Delaware corporation. As part of the transactions, shareholders of Deciphera Pharmaceuticals, LLC exchanged their shares of Deciphera Pharmaceuticals, LLC for shares of Deciphera Pharmaceuticals, Inc. on a one-for-5.65 basis (the Conversion).
In October 2017 the Company completed the IPO, pursuant to which it issued and sold 8,166,496 shares of common stock at the IPO price of $17.00 per share, resulting in net proceeds of $124.6 million after deducting underwriting discounts and commissions and other offering expenses. Upon the closing of the IPO, the Company’s outstanding convertible preferred shares automatically converted into shares of common stock. In June 2018 the Company issued and sold 4,945,000 shares of its common stock in a follow-on public offering at a public offering price of $40.00 per share, resulting in net proceeds of $185.3 million after deducting underwriting discounts and commissions and other offering expenses. In the third quarter of 2019 the Company issued and sold 12,432,431 shares of its common stock in a follow-on public offering at a public offering price of $37.00 per share, resulting in net proceeds of $431.8 million after deducting underwriting discounts and commissions and other offering expenses.
The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. Since inception, the Company has incurred recurring losses including net losses of $125.0 million and $99.9 million for the nine months ended September 30, 2019 and the year ended December 31, 2018, respectively. As of September 30, 2019, the Company had an accumulated deficit of $420.8 million. The Company expects to continue to generate operating losses in the foreseeable future. The Company expects that its cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses, capital expenditure requirements and debt service payments through at least 12 months from the issuance date of these consolidated financial statements. The future viability of the Company is dependent on its ability to raise additional capital to fund its operations.
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

Deciphera Pharmaceuticals, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

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
These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP or U.S. GAAP).
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
Unaudited Interim Financial Information
The consolidated balance sheet at December 31, 2018 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The accompanying unaudited consolidated financial statements as of September 30, 2019 and for the three and nine months ended September 30, 2019 and 2018 have been prepared by the Company pursuant to the rules and regulations of the SEC for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K on file with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s consolidated financial position as of September 30, 2019 and consolidated results of operations for the three and nine months ended September 30, 2019 and 2018 and consolidated cash flows for the nine months ended September 30, 2019 and 2018 have been made. The consolidated results of operations for the nine months ended September 30, 2019 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2019. Certain prior year amounts have been reclassified to conform to current year presentation.
The supplemental disclosure of non-cash investing activities related to amounts capitalized under the Company’s build-to-suit lease transaction has been revised to $11.6 million from $17.9 million in the consolidated statement of cash flows for the nine months ended September 30, 2018. This error was considered immaterial by the Company for all affected periods.
Fair Value Measurements
Certain assets and liabilities are carried at fair value under GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:
•Level 1—Quoted prices in active markets for identical assets or liabilities.
•Level 2—Observable inputs (other than Level 1 quoted prices), such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data.

Deciphera Pharmaceuticals, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

•Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.
The Company’s cash equivalents and marketable securities are carried at fair value, determined according to the fair value hierarchy described above (see Note 4). The carrying values of the Company’s accounts payable and accrued expenses approximate their fair values due to the short-term nature of these liabilities. Notes payable to a related party (see Note 7) are measured at carrying value in the consolidated balance sheets. The fair value of the Company’s outstanding notes payable to a related party as of September 30, 2019 and December 31, 2018 approximated $1.0 million and $1.1 million, respectively. The fair value of the outstanding debt was estimated using a discounted cash flow analysis based on current market interest rates for debt issuances with similar remaining years to maturity, adjusted for credit risk, which represents a Level 3 measurement.
Revenue
The Company accounts for its one license arrangement, entered into in June 2019 (see Note 3), under Accounting Standards Codification (ASC) Topic 606, Revenue From Contracts With Customers (ASC 606). Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements within the scope of ASC 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price, including variable consideration, if any; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration to which it is entitled in exchange for the goods or services it transfers to the customer.
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
The transaction price is then determined and allocated to the identified performance obligations in proportion to their standalone selling prices (SSP) on a relative SSP basis. SSP is determined at contract inception and is not updated to reflect changes between contract inception and when the performance obligations are satisfied. Determining the SSP for performance obligations requires significant judgment. In developing the SSP for a performance obligation, the Company considers applicable market conditions and relevant entity-specific factors, including factors that were contemplated in negotiating the agreement with the customer and estimated costs. The Company validates the SSP for performance obligations by evaluating whether changes in the key assumptions used to determine the SSP will have a significant effect on the allocation of arrangement consideration between multiple performance obligations.

Deciphera Pharmaceuticals, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

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
Comprehensive Loss
Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with shareholders. For the three months and nine months ended September 30, 2019, the Company’s other comprehensive income (loss) consisted of unrealized gains (losses) on marketable securities. For the three months and nine months ended September 30, 2018, there was no difference between net loss and comprehensive loss.
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
For periods in which the Company has reported net losses, diluted net loss per common share is the same as basic net loss per common share, since dilutive common shares are not assumed to have been issued if their effect is antidilutive. The Company reported a net loss for each of the three and nine months ended September 30, 2019 and 2018.

Deciphera Pharmaceuticals, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

The following potential dilutive securities, presented based on amounts outstanding at the end of each reporting period, have been excluded from the calculation of diluted net loss per share because including them would have had an anti-dilutive impact:

	As of September 30,
	2019	2018
Options to purchase common stock	6,891,125	5,810,507
Unvested restricted common stock units	67,000	20,000
	6,958,125	5,830,507
Recently Adopted Accounting Pronouncements
Leases
In February 2016 the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842) (ASU 2016-02).
ASU 2016-02 requires lessees to recognize leases on their balance sheet as a right-of-use asset and a lease liability as well as provide disclosures with respect to certain qualitative and quantitative information related to a company's leasing arrangements to meet the objective of allowing users of financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. Leases are classified as either operating or finance, and classification is based on criteria similar to current lease accounting, but without explicit bright lines. The guidance is effective for annual reporting periods beginning after December 15, 2018 and interim periods within those fiscal years, and early adoption is permitted. The FASB subsequently issued the following amendments to ASU 2016-02 that have the same effective date and transition date: ASU No. 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842, ASU No. 2018-10, Codification Improvements to Topic 842, Leases, ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, ASU No. 2018-20, Narrow-Scope Improvement for Lessors, and ASU No. 2019-01, Leases (Topic 842): Codification Improvements. The Company adopted these amendments with ASU 2016-02 (collectively, the new leasing standards) effective January 1, 2019.
The Company adopted the new leasing standards using a modified retrospective approach, as of January 1, 2019, with no restatement of prior periods or cumulative adjustment to retained earnings. The Company elected the package of practical expedients, which permits the Company not to reassess under the new standards for prior conclusions about lease identification, lease classification and initial direct costs. The Company did not apply the hindsight practical expedient when determining the lease term for existing leases and assessing impairment of expired or existing leases. The Company did not apply the recognition requirements to short-term leases and recognizes those lease payments in the consolidated statements of operations and comprehensive loss on a straight-line basis over the lease term. The Company elected the practical expedient to not separate lease and non-lease components for real estate leases. The Company elected to utilize its incremental borrowing rate based on the remaining lease term as of the date of adoption.
In connection with the adoption, the Company recognized right-of-use assets of $0.8 million and lease liabilities of $0.8 million on its consolidated balance sheet. The underlying assets of the Company’s leases consist of office and laboratory space. In addition, the Company reversed its build to suit asset of $11.9 million and related liabilities of $11.9 million under the new leasing standards as the Company was no longer deemed the owner of the leased space (see Note 5). The adoption of the standard did not have a material impact on the Company’s results of operations or cash flows.
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
In addition to rent, the leases may require the Company to pay additional amounts for taxes, insurance, maintenance and other expenses, which are generally referred to as non-lease components. The Company has elected to not separate lease and non-lease components. Only the fixed costs for lease components and their associated non-lease components are accounted for as a single lease component and recognized as part of a right-of-use asset and liability. Rent expense is recognized on a straight-line

Deciphera Pharmaceuticals, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

basis over the reasonably assured lease term based on the total lease payments and is included in operating expenses in the consolidated statements of operations and comprehensive loss.
Stock-Based Awards
In September 2018 the FASB issued ASU No. 2018-07, Compensation-Stock Compensation (Topic 718) – Improvements to Nonemployee Share-Based Payment Accounting (ASU 2018-07). This ASU is intended to simplify aspects of share-based compensation issued to non-employees by making the guidance consistent with the accounting for employee share-based compensation. The guidance is effective for annual reporting periods beginning after December 15, 2018 and interim periods within those fiscal years, and early adoption is permitted. The Company adopted ASU 2018-07 as of January 1, 2019, which had no impact on the Company’s financial position, results of operations or cash flows.
3. License Agreement
Zai Lab (Shanghai) Co., Ltd. (Zai) License Agreement
In June 2019 the Company entered into a License Agreement (the Zai License Agreement) with an affiliate of Zai Lab (Shanghai) Co., Ltd. (Zai), pursuant to which the Company granted Zai exclusive rights to develop and commercialize ripretinib, including certain follow-on compounds (the Licensed Products), in Mainland China, Hong Kong, Macau and Taiwan, each a Region and collectively the Territory. The Company retains exclusive rights to, among other things, develop, manufacture and commercialize the Licensed Products outside the Territory.
Pursuant to the terms of the Zai License Agreement, the Company received an upfront cash payment of $20.0 million and will be eligible to receive up to $185.0 million in potential development and commercial milestone payments, consisting of up to $50.0 million of development milestones and up to $135.0 million of commercial milestones. In addition, during the term of the Zai License Agreement, Zai will be obligated to pay the Company tiered percentage royalties ranging from low to high teens on potential annual net sales of the Licensed Products in the Territory, subject to adjustments in specified circumstances. During the second quarter of 2019, the Company achieved a $5.0 million INTRIGUE study-related development milestone payment.
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

Deciphera Pharmaceuticals, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

The Company identified the following promises under the Zai License Agreement: (1) the exclusive license, with the right to grant sublicenses, granted in the Territory for the Licensed Products; (2) initial and continuing know-how transfer for the Licensed Products; (3) clinical supply of the Licensed Products; (4) participation in the joint steering committee (the JSC); and (5) regulatory and technical assistance responsibilities.
The Company determined that the exclusive license is distinct and constitutes one performance obligation that is a right to use the Company’s intellectual property. The Company determined that the promises under the Zai License Agreement related to the know-how transfer, clinical supply, participation in the JSC and the assistance responsibilities are immaterial in the context of the Zai License Agreement and therefore are excluded from the assessment of performance obligations. The Company also evaluated certain options and contingent obligations contained within the Zai License Agreement to determine if they provide Zai with any material rights. The Company concluded that the options and contingent obligations were not issued at a significant and incremental discount, and therefore do not provide Zai with a material right. As such, these options and contingent obligations were excluded as performance obligations and will be accounted for if and when they occur or are exercised.
The Company determined that the upfront payment of $20.0 million and the $5.0 million development milestone that the Company believed was probable of achievement and that a significant reversal of cumulative revenue would not occur upon resolution of the uncertainty constitutes the consideration to be included in the transaction price as of the commencement of the arrangement. The transaction price was allocated to the one performance obligation which was satisfied at a point in time upon delivery of the license in June 2019 and therefore the Company recognized license revenue of $25.0 million during the second quarter of 2019. The first development milestone was achieved in July 2019 and therefore, within the total $25.0 million of license revenue recognized, the Company recognized revenue of $5.0 million related to the development milestone achieved during the second quarter of 2019. The remaining potential milestone payments that the Company is eligible to receive were excluded from the transaction price and were fully constrained based on the probability of achievement. The Company will reevaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and if necessary, the Company will adjust its estimate of the transaction price. Because the performance obligation has been satisfied, any additions to the transaction price would be reflected in the period as a cumulative revenue catch-up.
The Company assessed the License Agreement to determine whether a significant financing component exists and concluded that a significant financing component does not exist.
4. Marketable Securities and Fair Value Measurements
As of September 30, 2019, marketable securities by security type consisted of:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper (due within one year)	$274,354	$89	$(42)	$274,401
U.S. Government securities (due within one year)	142,243	43	(41)	142,245
Certificates of deposit (due within one year)	44,225	18	(6)	44,237
Total	$460,822	$150	$(89)	$460,883
The Company had no marketable securities as of December 31, 2018.

Deciphera Pharmaceuticals, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

As of September 30, 2019 (in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Commercial paper	$—	$80,246	$—	$80,246
Money market funds	—	25,716	—	25,716
Certificates of deposit	—	13,099	—	13,099
Marketable securities:
Commercial paper	—	274,401	—	274,401
U.S. Government securities	—	142,245	—	142,245
Certificates of deposit	—	44,237	—	44,237
Total	$—	$579,944	$—	$579,944

As of December 31, 2018 (in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$—	$267,145	$—	$267,145
Total	$—	$267,145	$—	$267,145
The table above excludes certificates of deposit totaling $1.5 million and $1.1 million as of September 30, 2019 and December 31, 2018, respectively, that the Company held to secure a letter of credit associated with a lease (see Note 5) and to secure a credit card account. The certificates of deposit are measured at carrying value in the consolidated balance sheets in long-term investment—restricted and approximate fair value.
During the three and nine months ended September 30, 2019 and 2018, there were no transfers between Level 1, Level 2 and Level 3. The fair value of Level 2 instruments classified as cash equivalents and marketable securities were determined through third-party pricing services. The pricing services use many observable market inputs to determine value, including reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates and other industry and economic events.
5. Leases
The Company leases real estate, including office and laboratory space.
The Company has two five-year lease agreements for office and laboratory space in Lawrence, Kansas that began on January 1, 2016 and expire on December 31, 2020. The Company has three leases for additional office space in Lawrence, Kansas, that expire in December 2020. The lease agreements contain options to extend the lease terms however these extensions were not included in the right-of-use assets and lease liabilities as they were not reasonably certain of being exercised.
In addition, in August 2018, the Company entered into a nine-month sublease for additional temporary office space in Waltham, Massachusetts that expired in June 2019. The Company also had a three-year sublease agreement for office space in Waltham, Massachusetts that began in September 2016 and expired in September 2019. The expense related to these subleases are included in short-term lease costs for the nine months ended September 30, 2019.
The Company’s leases require the Company to pay for certain operating expenses based on actual costs incurred and therefore, as the amounts are variable in nature, are expensed in the period incurred and included in variable lease costs for the three and nine months ended September 30, 2019. Payment escalations specified in the lease are recognized on a straight-line basis over the lease terms.

Deciphera Pharmaceuticals, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

All of the Company's leases qualify as operating leases. The following table summarizes the presentation of the Company's operating leases in the consolidated balance sheet:

(in thousands)	As of September 30, 2019
Operating lease assets	$522

Current operating lease liabilities	$415
Operating lease liabilities, net of current portion	107
Total operating lease liabilities	$522
The components of lease expense were as follows:

(in thousands)	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost	$104	$462
Short-term lease cost	82	270
Variable lease cost	128	337
	$314	$1,069
Future annual minimum lease payments under operating leases were as follows:

(in thousands)	As of September 30, 2019
Remainder of 2019 (three months)	$108
2020	433
Total future minimum lease payments	541
Less: imputed interest	(19)
Total operating lease liabilities	$522
As previously disclosed in the Company’s 2018 Annual Report on Form 10-K and under the previous lease accounting standard, ASC 840, Leases, the following table summarizes the future minimum lease payments due under the operating leases as of December 31, 2018:

(in thousands)	As of December 31, 2018
2019	$726
2020	333
$1,059
The weighted-average remaining lease term and weighted-average discount rate of the Company's operating leases are as follows:

As of September 30, 2019
Weighted-average remaining lease term in years	1.17
Weighted-average discount rate	5.37%

Deciphera Pharmaceuticals, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

Supplemental disclosure of cash flow information related to the Company's operating leases included in cash flows used in operating activities in the consolidated statement of cash flows is as follows:

(in thousands)	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$104	$424
Operating lease liabilities arising from obtaining operating lease assets	$142	$142
In May 2018 the Company entered into a lease for office space at 200 Smith Street in Waltham, Massachusetts (the Premises). The initial term of the lease expires in November 2029, unless terminated earlier in accordance with the terms of the lease. The Company is entitled to two five-year options to extend. The initial annual base rent is approximately $2.0 million and will increase annually for a total of $22.4 million over the lease term. The Company is obligated to pay its portion of real estate taxes and costs related to the premises, including costs of operations, maintenance, repair, replacement and management of the new leased premises. The Company is required to maintain a cash balance of $1.1 million to secure a letter of credit associated with the lease. This amount was classified as long-term investment—restricted in the consolidated balance sheet as of September 30, 2019.
Prior to the adoption of ASU 2016-02, the Company was deemed to be the owner of this leased space during the construction period because of certain provisions within the lease agreement. As a result, as of December 31, 2018, the Company capitalized approximately $11.9 million (equal to the estimated cost of its leased portion of the premises) as construction-in-progress within property and equipment, net and recorded a corresponding build-to-suit facility lease financing obligation. Under ASU 2016-02, the Company was no longer considered the owner of the leased space and therefore the build-to suit asset and corresponding liabilities at December 31, 2018 were reversed as of the date of adoption on January 1, 2019 as the lease commencement date had not yet been met. In October 2019 the lease commencement date under ASU 2016-02 was met and will result in the addition of an operating lease asset and corresponding lease liability in the fourth quarter of 2019. The Premises became the Company's new headquarters location in October 2019.
As previously disclosed in the Company’s 2018 Annual Report on Form 10-K and under the previous lease accounting standard, ASC 840, Leases, as of December 31, 2018, minimum commitments under this lease were as follows:

(in thousands)	As of December 31, 2018
2019	$170
2020	2,043
2021	2,088
2022	2,132
2023	2,177
Thereafter	13,783
$22,393
In April 2019 the Company amended its lease for office space at the Premises to add an additional 38,003 square feet of space for a total of 82,346 square feet of space, which is expected to commence in early 2020. The initial term of the lease for the additional space will expire in November 2029 unless terminated earlier in accordance with the terms of the lease and the Company is entitled to two five-year options to extend the lease. The initial annual base rent for the additional space is approximately $1.9 million and will increase annually for a total of $18.2 million over the lease term. The Company will be required to pay its share of operating expenses, taxes and other expenses related to the additional leased premises. The Company will be required to increase the amount of cash to secure the letter of credit by $0.9 million upon substantial completion of the additional premises. As of September 30, 2019, the lease commencement date under ASU 2016-02 had not yet been met.

Deciphera Pharmaceuticals, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

6. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

(in thousands)	September 30, 2019	December 31, 2018
External research and development expenses	$15,377	$8,761
Payroll and related expenses	7,664	4,139
Professional fees	2,421	747
Other	1,422	62
Total accrued expenses and other current liabilities	$26,884	$13,709

7. Related Party Transactions
Clinical Reference Laboratory, Inc.
One of the members of the Company’s board of directors was the Chief Executive Officer of Clinical Reference Laboratory, Inc. (CRL) during the third quarter of 2019. CRL is an owner of Brightstar, a holder of more than 5% of the Company’s common stock.
The Company is a party to a loan agreement and a security agreement, each dated as of June 11, 2010, with CRL. The Company borrowed an aggregate of $2.8 million under the loan agreement to finance improvements to the Company’s biology and chemistry laboratories in Lawrence, Kansas. In December 2016 the loan was assigned to CHC, Inc., a related party, which owns 100% of CRL.
Borrowings under the loan bear interest at a fixed rate equal to 6% per annum and the Company is required to make monthly payments of principal and interest, based on a 15-year straight-line amortization schedule. For the three months ended September 30, 2019 and 2018, the Company recorded less than $0.1 million of interest expense related to this loan. For the nine months ended September 30, 2019 and 2018, the Company recorded $0.1 million of interest expense related to this loan. For the three months ended September 30, 2019 and 2018, the Company made less than $0.1 million in principal and interest payments under the loan. For the nine months ended September 30, 2019 and 2018, the Company made $0.2 million in principal and interest payments under the loan. As of September 30, 2019 and December 31, 2018, principal amounts owed under the loan agreement totaled $1.2 million and $1.3 million, respectively (see the “Notes Payable to Related Party” section below).
The Company is party to a master services agreement, effective as of May 20, 2013, with CRL under which the Company purchased and expects to continue to purchase laboratory services. Under the agreement, the Company has agreed to use CRL on an exclusive basis for certain laboratory testing needs. For the three months ended September 30, 2019 and 2018, the Company recorded $0.2 million of research and development expense incurred under this agreement, and $0.3 million and $0.1 million, respectively, was paid to CRL during those same periods. For the nine months ended September 30, 2019 and 2018, the Company recorded $0.5 million and $0.7 million, respectively, of research and development expense incurred under this agreement and $0.6 million and $0.5 million, respectively, was paid to CRL during those same periods. As of September 30, 2019 and December 31, 2018, total amounts owed to CRL for laboratory services were $0.1 million and $0.2 million, respectively, which were included in accounts payable and accrued expenses in the consolidated balance sheets. The Company is not committed to purchase any minimum amounts under the agreement.
Notes Payable to Related Party
Notes payable to related party as of September 30, 2019 and December 31, 2018 is as follows:

(in thousands)	September 30, 2019	December 31, 2018
Notes payable to related party	$1,154	$1,294
Less: Current portion	(187)	(187)
Notes payable to related party, net of current portion	$967	$1,107

Deciphera Pharmaceuticals, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

8. Stock-Based Awards
The Company grants stock-based awards under its 2017 Stock Option and Incentive Plan (the 2017 Plan) and is authorized to issue common stock under its 2017 Employee Stock Purchase Plan (ESPP). The Company also has outstanding stock options under its 2015 Equity Incentive Plan but is no longer granting awards under this plan. As of September 30, 2019, 1,517,723 shares of common stock were available for issuance under the 2017 Plan. As of September 30, 2019, 1,009,433 shares of common stock were available for issuance to participating employees under the ESPP.
Stock-based compensation expense was classified in the statements of operations and comprehensive loss as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Research and development expenses	$1,992	$1,069	$5,474	$3,014
General and administrative expenses	2,737	1,545	9,591	3,869
Total	$4,729	$2,614	$15,065	$6,883
As of September 30, 2019, total unrecognized compensation cost related to the unvested share-based awards was $52.4 million, which is expected to be recognized over a weighted average of 2.8 years. During the nine months ended September 30, 2019, the Company recorded $2.4 million of stock-based compensation expense related to the modification of stock options pursuant to the transition agreement with its former President and Chief Executive Officer.
9. 401(k) Savings Plan
Effective January 1, 2018, the Company adopted the Deciphera Pharmaceuticals 401(k) Plan (the 401(k) Plan), a defined contribution plan under Section 401(k) of the Internal Revenue Code, whereby the Company provides matching contributions of 100% of each employee’s contribution up to a maximum matching contribution of 3% of the employee’s eligible compensation and at a rate of 50% of each employee’s contribution in excess of 3% up to a maximum of 5% of the employee’s eligible compensation.
Total employer matching contributions related to the 401(k) Plan were $0.2 million and $0.1 million for the three months ended September 30, 2019 and 2018, respectively, and $0.7 million and $0.3 million for the nine months ended September 30, 2019 and 2018, respectively.
10. Commitments and Contingencies
KBA Grants
Prior to 2014 the Company received funding from two research and development grants from the Kansas Bioscience Authority (KBA), totaling $2.0 million and no further amounts will be received under these grants. Pursuant to Kansas law, the Company may be required to repay some or all of the financial assistance received from the KBA, subject to the discretion of the KBA, if the Company relocates the operations in which the KBA invested outside of the State of Kansas, if the Company initiates procedures to dissolve and wind up or cease operations within ten years after receiving such financial assistance or upon certain significant changes to ownership of the Company. The Company will only account for the repayment of the grants if it becomes probable that the Company will be required to repay any funds previously received.
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
Indemnification Agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach

Deciphera Pharmaceuticals, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and senior management that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of September 30, 2019 or December 31, 2018.

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
Overview
We are a clinical-stage biopharmaceutical company focused on improving the lives of cancer patients by addressing key mechanisms of drug resistance that limit the rate and/or durability of response to existing cancer therapies. Our small molecule drug candidates are directed against an important family of enzymes called kinases, known to be directly involved in the growth and spread of many cancers. We use our deep understanding of kinase biology together with a proprietary chemistry library to purposefully design compounds that maintain kinases in a “switched off” or inactivated conformation. These investigational therapies comprise tumor-targeted agents designed to address therapeutic resistance causing mutations and immuno-targeted agents designed to control the activation of immunokinases that suppress critical immune system regulators, and agents designed to inhibit reprogramming of cancer cell metabolism. We have used our platform to develop a diverse pipeline of tumor-targeted, immuno-targeted, and metabolism-targeted drug candidates designed to improve outcomes for patients with cancer by improving the quality, rate and/or durability of their responses to treatment.
Since our inception in 2003, we have focused substantially all of our efforts and financial resources on organizing and staffing our company, business planning, raising capital, developing product and technology rights and conducting research and development activities for our drug candidates. We do not have any products approved for sale and have not generated any revenue from product sales.
On October 2, 2017, we completed an initial public offering (IPO), of our common stock, pursuant to which we issued and sold 7,500,000 shares of common stock at a public offering price of $17.00 per share, resulting in net proceeds of $114.1 million after deducting underwriting discounts and commissions and other offering expenses. On October 4, 2017, we issued and sold an additional 666,496 shares of our common stock at the IPO price of $17.00 per share, pursuant to the underwriters’ partial exercise of their option to purchase additional shares of common stock, resulting in additional net proceeds of $10.5 million after deducting discounts and commissions.
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
On August 19, 2019, we issued and sold 10,810,810 shares of our common stock in a follow-on public offering at a public offering price of $37.00 per share, resulting in net proceeds of $375.4 million after deducting underwriting discounts and commissions and other offering expenses. On September 3, 2019, we issued and sold an additional 1,621,621 shares of our common stock at the offering price of $37.00 per share, pursuant to the underwriters’ full exercise of their option to purchase additional shares of common stock, resulting in additional net proceeds of $56.4 million after deducting underwriting discounts and commissions.
Prior to our IPO, we had funded our operations primarily with proceeds from the sales of preferred shares, proceeds from the issuance of convertible notes, payments received under a concluded collaboration agreement, borrowings under a construction loan and research and development grants from the Kansas Bioscience Authority (KBA).
Since our inception, we have incurred significant operating losses. Our ability to generate product revenues sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our drug candidates. Our net loss was $125.0 million for the nine months ended September 30, 2019 and $99.9 million for the year ended December 31, 2018. As of September 30, 2019 we had an accumulated deficit of $420.8 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly as we:
•continue enrollment in and proceed with the expansion cohorts of our Phase 1 clinical trial for ripretinib (DCC-2618);
•continue with our ongoing pivotal Phase 3 clinical trials of ripretinib;
•continue with our ongoing and planned clinical programs for DCC-3014 and rebastinib;
•conduct IND-enabling studies and potential development of DCC-3116;
•develop any other future drug candidates we may choose to pursue;
•continue research and development and drug discovery and initiate additional clinical trials;
•seek marketing approval for any of our drug candidates that successfully complete clinical development, including ripretinib;
•develop and scale up our capabilities to support our ongoing preclinical activities and clinical trials for our drug candidates and commercialization of any of our drug candidates for which we obtain marketing approval, including without limitation, our efforts to scale up drug substance and drug product manufacturing capabilities for commercial-grade product;
•maintain, expand, protect and enforce our intellectual property portfolio;
•develop and expand our sales, marketing and distribution capabilities for our drug candidates for which we obtain marketing approval, if any; and
•expand our operational, financial and management systems and increase personnel, including to support our clinical development and commercialization efforts and our operations as a public company.
We will not generate revenue from product sales unless and until we successfully complete clinical development and obtain regulatory approval for our drug candidates. If we obtain regulatory approval for any of our drug candidates, including ripretinib, we expect to incur significant expenses related to developing our internal commercialization capability to support product sales, marketing and distribution except to the extent we enter into a commercialization partnership that covers such expenses. Further, we expect to incur additional costs associated with operating as a public company.
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
As of September 30, 2019, we had cash, cash equivalents and marketable securities of $634.6 million. We believe that our cash, cash equivalents and marketable securities as of September 30, 2019, will enable us to fund our operating expenses, capital expenditure requirements and debt service payments into 2022. This excludes any potential milestone or royalty payments, if any, under our license agreement with Zai. See “Liquidity and Capital Resources.”

Recent Developments
Equity Offering
In the third quarter of 2019 we issued and sold 12,432,431 shares of our common stock in a follow-on public offering at a public offering price of $37.00 per share, resulting in net proceeds of $431.8 million after deducting underwriting discounts and commissions and other offering expenses. Please refer to the “Overview” section for further details.
Ripretinib Development Update
We are studying our lead drug candidate, ripretinib (DCC-2618), in two ongoing Phase 3 studies in gastrointestinal stromal tumors (GIST), and in an ongoing Phase 1 trial in patients with multiple advanced malignancies, including GIST. Our first Phase 3 study, INVICTUS, is in fourth-line and fourth-line plus GIST patients, for whom there are currently no approved therapies.
In June 2019 the U.S. Food and Drug Administration (FDA) granted Fast Track designation for ripretinib for the investigation of the treatment of patients with advanced GIST who have received prior treatment with imatinib, sunitinib, and regorafenib. The FDA’s Fast Track program is designed to facilitate the development of drugs intended to treat serious conditions and that have the potential to address unmet medical needs. A drug program with Fast Track status is afforded greater access to the FDA for the purpose of expediting the drug’s development, review and potential approval. In addition, the Fast Track program allows for eligibility for Accelerated Approval and Priority Review, if relevant criteria are met, as well as for Rolling Review, which means that a company can submit completed sections of its New Drug Application (NDA) for review by the FDA, rather than waiting until every section of the NDA is completed before the entire application can be submitted for review.
In August 2019 we announced positive top-line data from the INVICTUS pivotal Phase 3 clinical study of ripretinib, a broad-spectrum KIT and PDGFRα inhibitor, in patients with fourth-line and fourth-line plus GIST. Based on the INVICTUS data, we expect to submit an NDA to the FDA for ripretinib for the treatment of patients with advanced GIST who have received prior treatment with imatinib, sunitinib and regorafenib in the first quarter of 2020. In September 2019 we announced additional data from the INVICTUS study at a medical meeting.
In August 2019 and October 2019 we reported updated data from our ongoing Phase 1 clinical study of ripretinib, in patients with second-line through fourth-line plus GIST.
In October 2019 the FDA granted breakthrough therapy designation for ripretinib for the treatment of patients with advanced GIST who have received prior treatment with imatinib, sunitinib and regorafenib. A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints. For drugs that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Drugs designated as breakthrough therapies by the FDA may also be eligible for accelerated approval. For a drug designated as a breakthrough therapy, the FDA may consider reviewing portions of a marketing application before the sponsor submits the complete application, which is referred to as rolling review. The receipt of a breakthrough therapy designation for a drug candidate may not result in a faster development process, review or approval compared to drugs considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, the FDA may later decide that the products no longer meet the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.
Rebastinib Development Update
Rebastinib is an investigational, orally administered, potent and selective inhibitor of the TIE2 kinase, the receptor for angiopoietins, an important family of vascular growth factors in the tumor microenvironment that also activate pro-tumoral TIE2 expressing macrophages. The Phase 1b/2 study of rebastinib in combination with paclitaxel is a two-part, open-label, multicenter study assessing the safety, tolerability, anti-tumor activity and pharmacokinetics of multiple doses of rebastinib in patients with advanced or metastatic solid tumors. We reported initial data from Part 1 of this study in October 2019 at a medical meeting. Part 2 of this study is ongoing. We are also studying rebastinib in combination with carboplatin in a Phase 1b/2 study initiated in January 2019.

DCC-3014 Development Update
DCC-3014 is an investigational, orally administered, potent and highly selective small molecule inhibitor of CSF1R, a kinase that controls the survival and function of certain immunosuppressive tumor associated macrophages (TAMs). In October 2019 we presented data from the ongoing Phase 1 trial of DCC-3014 designed to evaluate the safety, pharmacokinetics and pharmacodynamics of multiple doses of DCC-3014 in patients with advanced solid tumors.
DCC-3116 Development Update
DCC-3116 is designed as a potential autophagy inhibitor in mutant RAS cancers by selectively targeting ULK kinase in combination with inhibitors of downstream effector targets including RAF, MEK, or ERK. In October 2019 we presented additional preclinical data on DCC-3116 at a medical meeting.
Subject to favorable investigational new drug (IND)-enabling studies and filing and activation of an IND application, we intend to develop DCC-3116 for the potential treatment of mutant RAS cancers in combination with inhibitors of downstream RAS effector targets including RAF, MEK or ERK inhibitors as well as with direct inhibitors of mutant RAS cancers.
Lease Amendment
In April 2019 we and 200 Smith NWALP Property Owner LLC (Landlord) entered into a Third Amendment to the lease between us and the Landlord dated May 29, 2018, as amended, to add an additional 38,003 square feet of space to the existing premises of 44,343 square feet of space, for a total of 82,346 square feet of space at 200 Smith Street in Waltham, Massachusetts (the Premises). The Premises became our new headquarters location in October 2019.
Zai License Agreement
In June 2019 we entered into a License Agreement (the Zai License Agreement) with an affiliate of Zai Lab (Shanghai) Co., Ltd. (Zai), pursuant to which we granted Zai exclusive rights to develop and commercialize ripretinib, including certain follow-on compounds, or the Licensed Products, in Mainland China, Hong Kong, Macau and Taiwan, each a Region and collectively the Territory. We retain exclusive rights to, among other things, develop, manufacture and commercialize the Licensed Products outside the Territory. Pursuant to the terms of the Zai License Agreement, we received an upfront cash payment of $20.0 million and will be eligible to receive up to $185.0 million in potential development and commercial milestone payments, consisting of up to $50.0 million of development milestones and up to $135.0 million of commercial milestones. In addition, during the term of the Zai License Agreement, Zai will be obligated to pay us tiered percentage royalties ranging from low to high teens on potential annual net sales of the Licensed Products in the Territory, subject to adjustments in specified circumstances. During the second quarter of 2019, we achieved a $5.0 million INTRIGUE study-related development milestone payment.
During the third quarter of 2019, we received the $25.0 million that was recognized as revenue in our consolidated statements of operations and comprehensive loss during the second quarter of 2019. No revenues were recognized during the three months ended September 30, 2019.
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
To date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the foreseeable future. If our development efforts for our drug candidates are successful and result in regulatory approval, including ripretinib, we may generate revenue in the future from product sales. If we enter into collaboration agreements or additional license agreements with third parties, we may generate revenue in the future from a combination of product sales or payments from collaboration or additional license agreements that we may enter into with third parties. We expect that our revenue, if any, for the next several years will be derived primarily from the license agreement we entered into with Zai in June 2019 as well as any collaborations or additional license agreements that we may enter into in the future. We cannot provide assurance as to the timing of future milestone or royalty payments or that we will receive any of these payments at all. We cannot predict if, when, or to what extent we will generate revenue from the commercialization and sale of our drug candidates. We may never succeed in obtaining regulatory approval for any of our drug candidates.
Pursuant to the terms of the Zai License Agreement, we received an upfront cash payment of $20.0 million and will be eligible to receive up to $185.0 million in potential development and commercial milestone payments, consisting of up to $50.0 million of development milestones and up to $135.0 million of commercial milestones. In addition, during the term of the Zai License Agreement, Zai will be obligated to pay us tiered percentage royalties ranging from low to high teens on potential annual net sales of the Licensed Products in the Territory, subject to adjustments in specified circumstances. During the second quarter of 2019, we achieved a $5.0 million INTRIGUE study-related development milestone payment.
Under the Zai License Agreement, we recognized revenue of $25.0 million in the second quarter of 2019.
Operating Expenses
Research and Development Expenses
Research and development expenses consist primarily of costs incurred for our research activities, including our drug discovery efforts and the development of our drug candidates, which include:
•employee-related expenses, including salaries, related benefits, travel and stock-based compensation expense for employees engaged in research and development functions;
•expenses incurred in connection with the preclinical and clinical development of our drug candidates, including under agreements with contract research organizations (CROs);
•the cost of consultants and contract manufacturing organizations (CMOs) that manufacture drug products for use in our preclinical studies and clinical trials; and
•facilities, depreciation and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance and supplies.
We expense research and development costs as incurred. Advance payments for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses. The prepaid amounts are expensed as the related goods are delivered or the services are performed.
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
The successful development and commercialization of our drug candidates is highly uncertain. This is due to the numerous risks and uncertainties, including the following:
•successful completion of preclinical studies and clinical trials;
•receipt and related terms of marketing approvals from applicable regulatory authorities;
•raising additional funds necessary to complete clinical development of and commercialize our drug candidates;
•obtaining and maintaining patent, trade secret and other intellectual property protection and regulatory exclusivity for our drug candidates;
•making arrangements with third-party manufacturers, or establishing manufacturing capabilities, for both clinical and commercial supplies of our drug candidates;
•developing and implementing marketing and reimbursement strategies;

•establishing sales, marketing and distribution capabilities and launching commercial sales of our products, if and when approved, whether alone or in collaboration with others such as Zai, our licensee for ripretinib in Greater China;
•acceptance of our products, if and when approved, by patients, the medical community and third-party payors;
•effectively competing with other therapies;
•the ability to obtain clearance or approval of companion diagnostic tests, if required, on a timely basis, or at all;
•obtaining and maintaining third-party coverage and adequate reimbursement;
•protecting and enforcing our rights in our intellectual property portfolio; and
•maintaining a continued acceptable safety profile of the products following approval.
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
General and Administrative Expenses
General and administrative expenses consist primarily of salaries and related costs, including stock-based compensation for personnel in executive, commercial, legal, finance and administrative functions. General and administrative expenses also include direct and allocated facility-related costs as well as professional fees for legal, patent, consulting, accounting and audit services.
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
Critical Accounting Policies and Significant Judgments and Estimates
Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. We believe that of our critical accounting policies described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2018 on file with the SEC and for revenues in Note 2 to our consolidated financial statements appearing elsewhere is this Quarterly Report, the following involve the most judgment and complexity:
•revenue recognition;
•accrued research and development expenses; and
•stock-based compensation.
Accordingly, we believe the policies set forth above are critical to fully understanding and evaluating our financial condition and results of operations. If actual results or events differ materially from the estimates, judgments and assumptions used by us in applying these policies, our reported financial condition and results of operations could be materially affected.
Results of Operations
Comparison of the Three Months Ended September 30, 2019 and 2018
The following table summarizes our results of operations for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
(in thousands)	2019	2018	Change
Revenues	$—	$—	$—
Operating expenses:
Research and development	40,374	20,630	19,744
General and administrative	17,979	5,259	12,720
Total operating expenses	58,353	25,889	32,464
Loss from operations	(58,353)	(25,889)	(32,464)
Other income (expense):
Interest and other income, net	2,174	1,475	699
Interest expense	(17)	(21)	4
Total other income (expense), net	2,157	1,454	703
Net loss	$(56,196)	$(24,435)	$(31,761)

Research and Development Expenses

	Three Months Ended September 30,
(in thousands)	2019	2018	Change
Direct research and development expenses by program:
Ripretinib	$19,412	$11,537	$7,875
Rebastinib	3,246	1,577	1,669
DCC-3014	1,628	347	1,281
DCC-3116	927	—	927
Discontinued program	27	63	(36)
Unallocated expenses:
Personnel related (including stock-based compensation)	11,590	4,892	6,698
Facility related and other	3,544	2,214	1,330
Total research and development expenses	$40,374	$20,630	$19,744
Expenses related to our ripretinib program increased as a result of an increase in clinical trial costs of $7.1 million. The increase in clinical trial costs was due primarily to our pivotal INTRIGUE Phase 3 trial in second-line GIST, which we initiated in December 2018. We also incurred costs related to other supporting clinical trials for ripretinib.
Expenses related to our rebastinib program increased primarily as a result of an increase in clinical trial costs of $1.4 million. The increase in clinical trial costs was due to our Phase 1b/2 trial of rebastinib in combination with paclitaxel, which we initiated in October 2018, and our second Phase 1b/2 clinical trial of rebastinib in combination with carboplatin, which we initiated in January 2019.
Expenses related to our DCC-3014 program increased as a result of an increase in clinical trial costs of $0.6 million. The increase in clinical trial costs was due primarily to our Phase 1 trial of DCC-3014, an oral inhibitor of CSF1R, to assess the safety, tolerability, pharmacokinetics, and pharmacodynamics in patients with advanced solid tumors, of which we announced our plan to expand the trial to patients with Tenosynovial Giant Cell Tumors (TGCT) in January 2019.
The increase in personnel-related costs included in unallocated expenses was due primarily to an increase in headcount and stock-based compensation expense in our research and development function. Personnel-related costs for the three months ended September 30, 2019 and 2018 included stock-based compensation expense of $2.0 million and $1.1 million, respectively. The increase in stock-based compensation expense was primarily related to the granting of employee stock option awards. The increase in facility related and other costs included in unallocated expenses was primarily due to increased consultant fees of $0.4 million and increased costs incurred in connection with our early-stage drug discovery programs of $0.2 million.
General and Administrative Expenses

	Three Months Ended September 30,
(in thousands)	2019	2018	Change
Personnel related (including stock-based compensation)	$7,780	$2,833	$4,947
Professional and consultant fees	5,602	1,559	4,043
Facility related and other	4,597	867	3,730
Total general and administrative expenses	$17,979	$5,259	$12,720
The increase in personnel-related costs was primarily a result of increases in headcount and stock-based compensation expense in our general and administrative function. Personnel-related costs for the three months ended September 30, 2019 and 2018 included stock-based compensation expense of $2.7 million and $1.5 million, respectively. The increase in stock-based compensation expense was primarily related to the granting of employee stock option awards. The increase in professional and consultant fees was primarily due to an increase in various advisory fees, including those related to commercialization preparedness. The increase in facility related and other costs was primarily due to costs incurred in connection with the move to our new headquarters location in October 2019.
Interest and Other Income, Net
The increase in interest and other income, net, was primarily due to an increase in interest income earned on our invested cash, cash equivalents and marketable securities balances resulting from our follow-on public offering in the third quarter of 2019.

Comparison of the Nine Months Ended September 30, 2019 and 2018
The following table summarizes our results of operations for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
(in thousands)	2019	2018	Change
Revenue	$25,000	$—	$25,000
Operating expenses:
Research and development	110,974	55,531	55,443
General and administrative	44,379	14,738	29,641
Total operating expenses	155,353	70,269	85,084
Loss from operations	(130,353)	(70,269)	(60,084)
Other income (expense):
Interest and other income, net	5,368	2,778	2,590
Interest expense	(55)	(64)	9
Total other income (expense), net	5,313	2,714	2,599
Net loss	$(125,040)	$(67,555)	$(57,485)
Revenues
Revenue recognized during the nine months ended September 30, 2019 of $25.0 million was related to our license agreement with Zai, and consisted of license revenue of $20.0 million for an upfront fee and $5.0 million for a development milestone related to the license that was achieved during the second quarter of 2019.
Research and Development Expenses

	Nine Months Ended September 30,
(in thousands)	2019	2018	Change
Direct research and development expenses by program:
Ripretinib	$57,820	$31,420	$26,400
Rebastinib	9,196	2,379	6,817
DCC-3014	3,845	2,004	1,841
DCC-3116	1,126	—	1,126
Discontinued program	32	443	(411)
Unallocated expenses:
Personnel related (including stock-based compensation)	27,760	13,408	14,352
Facility related and other	11,195	5,877	5,318
Total research and development expenses	$110,974	$55,531	$55,443
Expenses related to our ripretinib program increased as a result of an increase in clinical trial costs of $26.3 million. The increase in clinical trial costs was due primarily to our pivotal INTRIGUE Phase 3 trial in second-line GIST, which we initiated in December 2018, and to our pivotal INVICTUS Phase 3 trial in fourth-line and fourth-line plus GIST, which we initiated in January 2018. We also incurred costs related to other supporting clinical trials for ripretinib.
Expenses related to our rebastinib program increased primarily as a result of an increase in clinical trial costs of $6.5 million. The increase in clinical trial costs was due to our Phase 1b/2 trial of rebastinib in combination with paclitaxel, which we initiated in October 2018, and our second Phase 1b/2 clinical trial of rebastinib in combination with carboplatin, which we initiated in January 2019.
Expenses related to our DCC-3014 program increased as a result of an increase in clinical trial costs of $0.8 million. The increase in clinical trial costs was due primarily to our Phase 1 trial of DCC-3014, an oral inhibitor of CSF1R, to assess the safety, tolerability, pharmacokinetics, and pharmacodynamics in patients with advanced solid tumors, of which we announced our plan to expand the trial to patients with TGCT in January 2019.

The increase in personnel-related costs included in unallocated expenses was due primarily to an increase in headcount and stock-based compensation expense in our research and development function. Personnel-related costs for the nine months ended September 30, 2019 and 2018 included stock-based compensation expense of $5.5 million and $3.0 million, respectively. The increase in stock-based compensation expense was primarily related to additional employee stock options. The increase in facility-related and other costs included in unallocated expenses was primarily due to increased consultant fees of $1.8 million and increased costs of $1.7 million incurred in connection with our early-stage drug discovery programs.
General and Administrative Expenses

	Nine Months Ended September 30,
(in thousands)	2019	2018	Change
Personnel related (including stock-based compensation)	$21,533	$7,013	$14,520
Professional and consultant fees	15,150	5,759	9,391
Facility related and other	7,696	1,966	5,730
Total general and administrative expenses	$44,379	$14,738	$29,641
The increase in personnel-related costs was primarily a result of increases in stock-based compensation expense and headcount in our general and administrative function. Personnel-related costs for the nine months ended September 30, 2019 and 2018 included stock-based compensation expense of $9.6 million and $3.9 million, respectively. The increase in stock-based compensation expense was primarily related to the granting of employee stock option awards due to an increase in headcount and the modification of stock options pursuant to the transition agreement with our former President and Chief Executive Officer and additional employee stock options. The increase in professional and consultant fees was primarily due to an increase in various advisory fees, including those related to commercialization preparedness. The increase in facility related and other costs was primarily due to costs incurred in connection with the move to our new headquarters location in October 2019.
Interest and Other Income, Net
The increase in interest and other income, net, was primarily due to an increase in interest income earned on our invested cash, cash equivalents and marketable securities balances resulting from our follow-on public offerings in June 2018 and the third quarter of 2019.
Liquidity and Capital Resources
Since our inception, we have incurred significant operating losses. We have generated limited revenue to date from our license agreement with Zai, a concluded collaboration agreement and research and development grants from the KBA. We have not yet commercialized any of our drug candidates and we do not expect to generate revenue from sales of any drug candidates for several years, if at all.
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
On August 19, 2019, we issued and sold 10,810,810 shares of our common stock in a follow-on public offering at a public offering price of $37.00 per share, resulting in net proceeds of $375.4 million after deducting underwriting discounts and commissions and other offering expenses. On September 3, 2019, we issued and sold an additional 1,621,621 shares of our common stock at the offering price of $37.00 per share, pursuant to the underwriters’ full exercise of their option to purchase additional shares of common stock, resulting in additional net proceeds of $56.4 million after deducting underwriting discounts and commissions.

Prior to our IPO, we had funded our operations with proceeds from the sales of preferred shares, proceeds from the issuance of convertible notes, payments received under a concluded collaboration agreement, borrowings under a construction loan and research and development grants from the KBA.
Cash Flows
As of September 30, 2019, our principal sources of liquidity were cash, cash equivalents and marketable securities of $634.6 million.
The following table summarizes our sources and uses of cash and cash equivalents for each of the periods presented:

	Nine Months Ended September 30,
(in thousands)	2019	2018
Cash flows used in operating activities	$(93,463)	$(59,915)
Cash flows used in investing activities	(462,202)	(1,891)
Cash flows provided by financing activities	435,613	185,927
Net increase (decrease) in cash and cash equivalents	$(120,052)	$124,121
Operating Activities
During the nine months ended September 30, 2019, operating activities used $93.5 million of cash, primarily resulting from our net loss of $125.0 million, partially offset by cash provided by changes in our operating assets and liabilities of $18.4 million and net non-cash charges of $13.2 million, primarily resulting from share-based compensation expense of $15.1 million. Net cash provided by changes in our operating assets and liabilities for the nine months ended September 30, 2019 consisted primarily of a $18.8 million increase in accounts payable, accrued expenses and other current liabilities and other long-term liabilities, partially offset by a decrease in prepaid expenses and other current assets of $0.4 million.
During the nine months ended September 30, 2018, operating activities used $59.9 million of cash, primarily resulting from our net loss of $67.6 million, offset by non-cash charges of $7.1 million and cash provided by changes in our operating assets and liabilities of $0.5 million. Net cash provided by changes in our operating assets and liabilities for the nine months ended September 30, 2018 consisted primarily of a $3.8 million increase in accounts payable, accrued expenses and other liabilities and other long-term liabilities, partially offset by an increase in prepaid expenses and other current assets of $3.2 million.
Changes in accounts payable, accrued expenses and prepaid expenses in all periods were generally due to growth in our business and the timing of vendor invoicing and payments.
Investing Activities
During the nine months ended September 30, 2019, we used $458.6 million for the net purchases of marketable securities and $3.2 million to purchase property and equipment. During the nine months ended September 30, 2019, we increased our restricted investments by $0.4 million to secure a Company credit card account.
During the nine months ended September 30, 2018, we used $0.8 million to purchase property and equipment and we increased our restricted investments by $1.1 million to secure a letter of credit associated with our lease in Waltham, Massachusetts.
Financing Activities
During the nine months ended September 30, 2019, net cash provided by financing activities was $435.6 million, consisting primarily of proceeds from our follow-on public offering in the third quarter of 2019, net of underwriting discounts and commissions, of $432.4 million and the exercise of stock options of $3.7 million, partially offset by $0.4 million of payments of offering costs and $0.1 million of repayments of notes payable to a related party.
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

Construction Loan
We are party to a loan agreement and a security agreement, each dated as of June 11, 2010, with Clinical Reference Laboratory, Inc. (CRL), a related party. The loan was assigned to CHC, Inc., a related party, in December 2016. As of September 30, 2019 and December 31, 2018, there was $1.2 million and $1.3 million, respectively, in principal outstanding under the loan.
Funding Requirements
We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials for our drug candidates in development, as well as efforts to support commercialization, should ripretinib receive regulatory approval. In addition, we expect to incur additional costs associated with operating as a public company. The timing and amount of our operating expenditures will depend largely on:
•the timing and progress of preclinical and clinical development activities;
•successful enrollment in and completion of clinical trials;
•the timing and outcome of regulatory review of our drug candidates;
•the cost to develop companion diagnostics as needed for each of our drug candidates;
•our ability to establish and manage agreements with third-party manufacturers for clinical supply for our clinical trials and, if any of our drug candidates are approved, commercial manufacturing;
•addition and retention of key research and development personnel;
•our efforts to enhance operational, financial and information management systems, and hire additional personnel, including personnel to support development of our drug candidates;
•the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for any of our drug candidates for which we obtain marketing approval, and advance preparations therefor;
•the legal and patent costs involved in prosecuting patent applications and enforcing patent claims and other intellectual property claims; and
•the terms and timing of any collaboration, license or other arrangement, including the terms and timing of any upfront, milestone and/or royalty payments thereunder.
As of September 30, 2019, we had cash, cash equivalents and marketable securities of $634.6 million. We believe that our cash, cash equivalents and marketable securities as of September 30, 2019, will enable us to fund our operating expenses, capital expenditure requirements and debt service payments into 2022. This excludes any potential milestone or royalty payments, if any, under our license agreement with Zai. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.
Until such time, if ever, as we can generate substantial product revenues, we expect to finance our operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or additional licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of existing equity holders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties (such as our license agreement with Zai), we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or drug candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, limit, reduce or terminate our research, product development or future commercialization efforts or planning or grant rights to develop and market drug candidates that we would otherwise prefer to develop and market ourselves.

Contractual Obligations and Commitments
In April 2019 we amended our lease for office space at the Premises to add an additional 38,003 square feet of space for a total of 82,346 square feet of space, which is expected to commence in early 2020. The initial term of the lease for the additional space will expire in November 2029. We are entitled to two five-year options to extend the lease. The initial annual base rent for the additional space is approximately $1.9 million and will increase annually for a total of $18.2 million over the lease term.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Our cash, cash equivalents and marketable securities as of September 30, 2019 consisted of cash, money market funds, commercial paper, certificates of deposit and U.S government securities. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of interest rates. Because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our financial position or results of operations. As of September 30, 2019, our outstanding indebtedness accrued interest at a fixed interest rate. As a result, a change in market interest rates would not have had any impact on our financial position or results of operations.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Investment in pharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are a clinical-stage biopharmaceutical company that was formed and commenced operations in 2003. We have no approved products for commercial sale and have not generated any revenue from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we have never been profitable and have incurred losses in each year since inception. For the nine months ended September 30, 2019 and the years ended December 31, 2018 and 2017, we reported a net loss of $125.0 million, $99.9 million and $50.3 million, respectively. As of September 30, 2019, we had an accumulated deficit of $420.8 million.
Since our inception, we have focused substantially all of our efforts and financial resources on developing our proprietary compound library, including, without limitation, the preclinical and clinical development of our drug candidates, ripretinib, rebastinib, DCC-3014 and DCC-3116, as well as our ongoing preclinical research and discovery programs. To date, we have funded our operations primarily with proceeds from the sales of our common stock in public offerings, sales of preferred shares, proceeds from the issuance of convertible notes, payments received under a concluded collaboration agreement, upfront and milestone payments received under our license agreement with Zai, and borrowings under a construction loan and research and development grants from the Kansas Bioscience Authority (KBA). Since our inception, we received an aggregate of approximately $1 billion in net proceeds from such transactions. As of September 30, 2019, our cash, cash equivalents and marketable securities were $634.6 million.
We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future, particularly as we advance our drug candidates. Our prior losses, combined with expected future losses, have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. We expect our research and development expenses to significantly increase in connection with our ongoing and additional clinical trials for ripretinib, rebastinib and DCC-3014, our preclinical studies for DCC-3116, and development of any other future drug candidates we may choose to pursue. In addition, if we obtain marketing approval for ripretinib, or any of our other drug candidates, we will incur significant sales, marketing and outsourced manufacturing expenses. We have and will continue to incur costs associated with advance preparations for a possible marketing approval for ripretinib. We have and will also continue to incur additional costs associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.
Our ability to become profitable depends upon our ability to generate revenue. To date, we have not generated any revenue from our drug candidates, and we do not know when, or if, we will generate any revenue. We do not expect to generate significant revenue unless and until we obtain marketing approval for, and begin to sell, ripretinib, or our other drug candidates. Our ability to generate revenue depends on a number of factors, including, but not limited to, our ability to:

•successfully complete our first Phase 3 clinical trial of ripretinib for the treatment of fourth-line and fourth-line plus gastrointestinal stromal tumors (GIST), a study that has completed enrollment and reported top-line and additional data;
•successfully complete our second Phase 3 clinical trial of ripretinib for the treatment of second-line GIST;
•initiate and successfully complete other later-stage clinical trials that meet their clinical endpoints;
•initiate and successfully complete all safety studies and related reports required to obtain U.S. and foreign marketing approval for ripretinib as a treatment for GIST or other indications;
•completing all requirements for the submission of a new drug application (NDA), and applying for and obtaining marketing approval for ripretinib, and, subject to obtaining favorable results from our Phase 3 trial for ripretinib for the treatment of second-line GIST, completing all requirements for the submission of a supplemental new drug application, and applying for and obtaining marketing approval;
•successfully manufacture or contract with others to manufacture ripretinib and our other drug candidates;
•commercialize ripretinib, if approved, by building a sales force, assisting our licensee, Zai, in its efforts to develop and, if approved, commercialize ripretinib in Greater China and/or entering into additional license and/or collaborations with third parties;
•obtain, maintain, protect and defend our intellectual property portfolio; and
•achieve market acceptance of ripretinib in the medical community and with third-party payors.
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
Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses we will incur or when, or if, we will be able to achieve profitability. If we are required by the U.S. Food and Drug Administration (FDA), the European Medicines Agency (EMA), or other regulatory authorities to perform studies in addition to those currently expected, or if there are any delays in establishing appropriate manufacturing arrangements for, or in completing our clinical trials for, or the development of any of our drug candidates, our expenses could increase materially.
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

We believe that our cash, cash equivalents and marketable securities as of September 30, 2019, will enable us to fund our operating expenses, capital expenditure requirements and debt service payments into 2022. This excludes any potential milestone or royalty payments, if any, under our license agreement with Zai. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.
Our future capital requirements will depend on many factors, including:
•the scope, progress, costs and results of our clinical trials of ripretinib;
•the scope, progress, costs and results of drug discovery, preclinical development and clinical trials for our other drug candidates;
•the number and development requirements of other drug candidates that we pursue, including ones we may acquire from third parties;
•the costs and timing of arrangements with third parties for the manufacture of clinical and, if applicable, commercial supplies of ripretinib and our other drug candidates;
•the costs, timing and outcome of regulatory review of ripretinib and our other drug candidates;
•the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for ripretinib and any of our other drug candidates for which we obtain marketing approval;
•the revenue, if any, received from commercial sales of ripretinib and our other drug candidates for which we obtain marketing approval, if any;
•the achievement of milestones or occurrence of other developments that trigger payments, including, without limitation, milestone or royalty payments, to us under our license agreement with Zai or any collaboration or other license agreements that we may enter into in the future, if any;
•the costs and timing of preparing, filing and prosecuting any patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;
•our ability to establish license and/or collaboration arrangements with other biotechnology or pharmaceutical companies on favorable terms, if at all, for the development or commercialization of our drug candidates; and
•the extent to which we acquire or in-license other drug candidates, technologies and associated intellectual property rights.
Identifying potential drug candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, our drug candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of products that we do not expect to be commercially available for years, if at all. Accordingly, we will need to obtain substantial additional funds to achieve our business objectives. Adequate additional funds may not be available to us on acceptable terms, or at all.
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
We commenced operations in 2003. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, conducting research and development, filing patents, identifying potential drug candidates, including five clinical candidates, undertaking preclinical studies, initiating and conducting clinical trials and establishing arrangements with third parties for the manufacture of initial quantities of our drug candidates. We have not yet demonstrated our ability to successfully complete any Phase 2 or Phase 3 clinical trials, obtain marketing approvals, manufacture ourselves or via a third party a commercial product on a commercial scale, or build a commercial organization and infrastructure and conduct sales, marketing and distribution activities necessary for successful product commercialization, and we have not generated revenue from product sales or profit from our operations. Consequently, we may never achieve or sustain profitability and any predictions you make about our future success or viability may not be as accurate as they could be if we had an operating history with these activities.
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
Risks Related to the Discovery and Development of Our Drug Candidates
We currently have no products that are approved for sale. All of our drug candidates target key interactions with kinase switch regions to inhibit kinase activity. If we are unable to commercialize our drug candidates or experience significant delays in doing so, our business will be materially harmed.
We currently have no products that are approved for sale. While ripretinib is a later-stage asset with respect to fourth- and fourth-line plus GIST, we are early in our development efforts for ripretinib in other indications and for all of our other drug candidates. Two of our drug candidates are only in Phase 1 or Phase 1b/2 clinical trials. We initiated our first Phase 3 clinical trial of one of our drug candidates, ripretinib, in January 2018, for which we announced top-line data in August 2019, and our second Phase 3 clinical trial for ripretinib in a different line of GIST patients in December 2018. All of our drug candidates target key interactions with kinase switch regions to inhibit kinase activity. There are no currently approved kinase switch control inhibitors and there can be no assurance that kinase switch control inhibitors will ever receive regulatory approval. We discontinued an earlier drug candidate that also targeted key interactions with kinase switch regions to inhibit kinase activity. Its development was discontinued due to strategic and competitive reasons. There can be no assurance that our current drug candidates will achieve success in their clinical trials or obtain regulatory approval.
Our ability to generate product revenues, which we do not expect will occur for a number of years, if ever, will depend heavily on the successful development and eventual commercialization of one or more of our drug candidates. The success of our drug candidates, including ripretinib, will depend on several factors, including the following:
•successful completion of preclinical studies and clinical trials;
•receipt and related terms of marketing approvals from applicable regulatory authorities;
•raising additional funds necessary to complete clinical development of and commercialize our drug candidates;
•obtaining and maintaining patent, trade secret and other intellectual property protection and regulatory exclusivity for our drug candidates;
•making and maintaining arrangements with third-party manufacturers, or establishing manufacturing capabilities, for both clinical and commercial supplies of our drug candidates;
•developing and implementing marketing and reimbursement strategies;
•establishing sales, marketing and distribution capabilities and launching commercial sales of our products, if and when approved, whether alone and/or in collaboration with others, such as Zai, our licensee for ripretinib in Greater China;

•acceptance of our products, if and when approved, by patients, the medical community and third-party payors;
•effectively competing with other therapies;
•the ability to obtain clearance or approval of companion diagnostic tests, if required, on a timely basis, or at all;
•obtaining and maintaining third-party coverage and adequate reimbursement;
•protecting and enforcing our rights in our intellectual property portfolio; and
•maintaining a continued acceptable safety profile of the products following approval.
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
Interim, “top-line” and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available, may be interpreted differently if additional data are disclosed, and are subject to audit and verification procedures that could result in material changes in the final data.
From time to time, we may publicly disclose preliminary or “top-line” data from our clinical trials, which may be based on a preliminary analysis of then-available data in a summary or “top-line” format, and the results and related findings may change as more patient data become available, may be interpreted differently if additional data are disclosed at a later time and are subject to audit and verification procedures that could result in material changes in the final data. For example, the top-line data results from our INVICTUS pivotal Phase 3 clinical study of ripretinib, and the additional data we disclosed at the European Society for Medical Oncology (ESMO) 2019 meeting, suggested that ripretinib’s approach of targeting the broad spectrum of KIT and PDGFRα mutations known to drive GIST can improve progression free survival in the most heavily pre-treated patients. If additional results from our clinical trials, including the INVICTUS Phase 3 clinical trial, are not viewed favorably, our ability to obtain approval for and commercialize our drug candidates, including ripretinib, our business, operating results, prospects or financial condition may be harmed and our stock price may decrease.
We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the preliminary or top-line results that we report may differ from future results of the same trials, or different conclusions or considerations may qualify such results, once additional data have been disclosed and/or are received and fully evaluated. Such data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, preliminary and “top-line” data should be viewed with caution until the final data are available. We may also disclose interim data from our clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects.
Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular drug candidate or product and our business in general. In addition, in regards to the information we publicly disclose regarding a particular study or clinical trial, such as “top-line” data, you or others may not agree with what we determine is the material or otherwise appropriate information to include in such disclosure, and any information we determine not to disclose – or to disclose at a later date, such as at a medical meeting—may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular drug, drug candidate or our business. If the “top-line” data that we report differ from actual results or are interpreted differently once additional data are disclosed at a later date, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for and commercialize our drug candidates, our business, operating results, prospects or financial condition may be harmed or our stock price may decline.
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
We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to obtain marketing approval or commercialize our drug candidates, including:
•regulators may not authorize us to commence or continue a clinical trial or may impose a clinical hold or may limit the conduct of a clinical trial through the imposition of a partial clinical hold;
•institutional review boards (IRBs), may not authorize us or our investigators to commence or continue a clinical trial at a prospective trial site or an IRB may not approve a protocol amendment to an ongoing clinical trial;
•we may experience delays in reaching, or fail to reach, agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites;
•clinical trials for our drug candidates may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials, delay planned trials or abandon product development programs;
•the number of patients required for clinical trials for our drug candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate, participants may drop out of these clinical trials at a higher rate than we anticipate or the duration of these clinical trials may be longer than we anticipate;
•our third-party contractors, including investigators, may fail to meet their contractual obligations to us in a timely manner, or at all, or may fail to comply with regulatory requirements;
•we may have to suspend, change or terminate clinical trials for our drug candidates for various reasons, including a finding that the participants are being exposed to unacceptable health risks;
•our drug candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators or IRBs to suspend, change or terminate the trials;
•the cost of clinical trials for our drug candidates may be greater than we anticipate; and
•the supply or quality of our drug candidates or other materials necessary to conduct clinical trials for our drug candidates may be insufficient or inadequate and result in delays or suspension of our clinical trials.
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
We may be required to conduct additional clinical trials or other testing of our drug candidates beyond those that we currently contemplate if we are unable to successfully complete clinical trials for our drug candidates or other testing, obtain results of these trials or tests that are not positive or are only modestly positive or if there are safety concerns. For example, in GIST, we have initiated a pivotal Phase 3 trial of ripretinib in fourth-line and fourth-line plus GIST and a second Phase 3 clinical trial in second-line GIST. While we plan to conduct only one pivotal Phase 3 trial for each indication of fourth-line and fourth-line plus GIST and second-line GIST, for a single randomized trial to support submission to FDA of a new drug application (NDA), the trial must be well-designed, well-conducted, with a favorable risk/benefit ratio, and provide statistically persuasive efficacy findings so compelling that a second trial would be unethical or practically impossible to repeat. In addition, certain data that we have presented to date have been generated and reviewed at the clinical sites and are preliminary. The data may be subject to subsequent central review, and based on that review, there may be changes to these data which may not be favorable. For example, in our ongoing Phase 1 clinical trial of ripretinib, there have been differences observed between imaging data assessed at the clinical sites in accordance with the Phase 1 protocol and by central review, including some instances where central review’s findings regarding the number of objective responses were less favorable than those previously reported. In addition to certain imaging results from our Phase 1 trial, we also plan to have all of the data from our Phase 3 trials of ripretinib centrally reviewed. The results from our Phase 3 trials of ripretinib in which all data will be subject to central review may be less favorable than the results of our Phase 1 trial of ripretinib that were based on data that has not been subject to central review. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their drug candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. In addition, our licensees, such as Zai in Greater China, may be required to conduct additional clinical trials in the local region or regions where the licensees seek to commercialize our drug candidates before a local regulatory authority will approve any marketing application. These local studies, if required, may involve, among other things, exploration of the effect our drug candidates may have on a local population, which could be different than our clinical trial results or experience to date, and subject these trials and our development efforts to the risk that they do not support regional approval.
We have scaled up our manufacturing process for ripretinib in anticipation of greater drug requirements for commercialization, if we obtain regulatory approval. If we are unable to manufacture sufficient quantities of ripretinib to meet commercial demand, our business and results of operations will be harmed.
We may:
•be delayed in obtaining marketing approval for ripretinib or our other drug candidates;
•not obtain marketing approval at all;
•obtain approval for indications or patient populations that are not as broad as intended or desired;
•obtain approval with labeling that includes significant use or distribution restrictions or safety warnings;
•be subject to additional post-marketing testing requirements; or
•have the product removed from the market after obtaining marketing approval.
If we experience delays or difficulties in the enrollment of patients in clinical trials, including in our second Phase 3 clinical trial of ripretinib, our receipt of necessary marketing approvals could be delayed or prevented.
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
Therefore, our ability to identify and enroll eligible patients for these clinical trials and possibly other clinical trials may be limited or may result in slower enrollment than we anticipate. In addition, some of our competitors have ongoing, or planned, clinical trials for drug candidates that treat the same indications as our drug candidates and may simultaneously cover the same line of therapy and/or focus on sub-populations of a line of therapy, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials for our competitors’ drug candidates or patients may not be eligible for our trials, which could potentially change the availability or number of patients from a particular sub-population. Patient enrollment and/or drop-out rate is affected by other factors including:
•the severity of the disease under investigation;
•the eligibility criteria for the trial in question;
•the perceived risks and benefits of the drug candidates under study;
•the efforts to facilitate timely enrollment in clinical trials;
•the patient referral practices of physicians;
•the burden on patients due to inconvenient procedures and visits;
•the ability to monitor patients adequately during and after treatment; and
•the proximity and availability of clinical trial sites for prospective patients.
Other factors in slower than expected enrollment may include recruitment challenges for indications that are difficult to diagnose and/or treat where the population is small and dispersed and other competing trials are recruiting simultaneously. For example, we have experienced these challenges in our Phase 1 ripretinib expansion cohort for advanced systemic mastocytosis (ASM). Our inability to enroll a sufficient number of patients for our clinical trials would result in significant delays and could require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials may result in increased development costs for our drug candidates, which would cause significant harm to our financial position, adversely impact our stock price and impair our ability to raise capital.
If serious adverse events or unacceptable side effects are identified during the development of our drug candidates, we may need to abandon or limit our development of some of our drug candidates.
If our drug candidates are associated with serious adverse events or undesirable side effects in clinical trials or have characteristics that are unexpected, we may need to abandon their development, limit development to more narrow uses or subpopulations in which the serious adverse events, undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective or highlight these risks, side effects or other characteristics in the approved product label. In pharmaceutical development, many drugs that initially show promise in early-stage testing for treating cancer may later be found to cause side effects that prevent further development of the drug. Currently marketed therapies for the treatment of cancer are generally limited to some extent by their toxicity. In addition, some of our drug candidates would be chronic therapies or be used in pediatric populations, for which safety concerns may be particularly important. Use of our drug candidates as monotherapies may also result in adverse events consistent in nature with other marketed therapies. In addition, if used in combination with other therapies in the future, our drug candidates may exacerbate adverse events associated with the therapy. If serious adverse events or unexpected side effects are identified during development, we may be required to develop a Risk Evaluation and Mitigation Strategy (REMS), to mitigate those serious safety risks, which could impose significant distribution and/or use restrictions on our products.
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
In connection with the clinical development of our drug candidates for certain indications we may work with collaborators to develop or obtain access to in vitro companion diagnostic tests to identify appropriate patients for our drug candidates. We may rely on third parties for the development, testing and manufacturing of these companion diagnostics, the application for and receipt of any required regulatory clearances or approvals, and the commercial supply of these companion diagnostics. Our third-party collaborators may fail to obtain the required regulatory clearances or approvals, which could prevent or delay approval of our drug candidates. In addition, the commercial success of any of our drug candidates that require a companion diagnostic will be tied to and dependent upon the receipt of required regulatory clearances or approvals and the continued ability of such third parties to make the companion diagnostic commercially available on reasonable terms in the relevant geographies.
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
A key element of our strategy is to apply our proprietary knowledge and our understanding of the structure, biology and activity of kinase inhibitors that target the switch control mechanism to develop drug candidates. The therapeutic discovery activities that we are conducting may not be successful in identifying drug candidates that are useful in treating cancer or other diseases. Our research programs may initially show promise in identifying potential drug candidates, yet fail to yield drug candidates for clinical development for a number of reasons, including:
•the research methodology used may not be successful in identifying potential drug candidates;
•potential drug candidates may, on further study, be shown to have harmful side effects or other characteristics that indicate that they are unlikely to be drugs that will obtain marketing approval or achieve market acceptance; or
•potential drug candidates may not be effective in treating their targeted diseases.
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
If any of our drug candidates receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. For example, current cancer treatments, such as existing targeted therapies, chemotherapy, and radiation therapy, are well established in the medical community, and doctors may continue to rely on these treatments. If our drug candidates do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of our drug candidates, if approved for commercial sale, will depend on a number of factors, including:
•the efficacy and potential advantages compared to alternative treatments;
•the prevalence and severity of any side effects, in particular compared to alternative treatments;
•our ability (and the ability of our licensees) to offer our products for sale at competitive prices;
•the convenience and ease of administration compared to alternative treatments;
•the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
•the strength of marketing and distribution support, including, without limitation, our own and that of our licensees;
•the existence of distribution and/or use restrictions, such as through a REMS;
•the availability and timeliness of third-party payer coverage and adequate reimbursement;
•the inability of patients to afford the out-of-pocket costs of their drug therapy based on their insurance coverage and/or benefit design;
•the timing of any marketing approval in relation to other product approvals;
•support from patient advocacy groups;
•the labeling of our products, including any significant use or distribution restrictions or safety warnings; and
•any restrictions on the use of our products together with other medications.
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
Factors that may inhibit our efforts to commercialize our products on our own include:
•our inability to recruit, train and retain adequate numbers of effective sales and marketing personnel;
•our inability to raise financing necessary to build our commercialization infrastructure;
•the inability of sales personnel to obtain access to physicians or persuade an adequate number of physicians to prescribe any future products;
•the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and
•unforeseen costs and expenses associated with creating an independent sales and marketing organization.
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
Specifically, there are a large number of pharmaceutical and biotechnology companies developing or marketing treatments for cancer that would be competitive with the drug candidates we are developing, if our drug candidates are approved. Many of these companies are developing cancer therapeutics that are also kinase inhibitors. Although there are currently marketed drugs that have activity in GIST through their targeting of primary and secondary KIT mutants, no currently marketed drug directly targets certain secondary resistance mutations in KIT and PDGFRα, or provides coverage of all KIT and PDGFRα mutants. With respect to ripretinib, there are a number of large pharmaceutical companies and biotechnology companies marketing small molecule drugs or biologic drugs for the treatment of GIST, including Novartis AG, Pfizer Inc., and Bayer AG. We are also aware of pharmaceutical and biotechnology companies developing drugs for the treatment of GIST and systemic mastocytosis including AB Science S.A., Allakos Inc., Arog Pharmaceuticals, Inc., ARIAD Pharmaceuticals, Inc., a wholly owned subsidiary of Takeda Pharmaceuticals U.S.A., AstraZeneca PLC, Blueprint Medicines Corporation, Bristol-Myers Squibb Company, Celldex Therapeutics, Inc., Novartis AG, Plexxikon Inc., a wholly owned subsidiary of Daiichi Sanyko Company, Limited and Xencor, Inc. Some of these competitors are further along in their clinical development programs than we are in ours. In addition, while we believe that rebastinib, a TIE2 inhibitor, is a novel molecule, we believe we may face competition from drug candidates in clinical trials that are not TIE2 inhibitors, but aim to achieve similar effects on the immune system. These include small molecule drug candidates in clinical trials from Array BioPharma Inc., Bristol-Myers Squibb Company, Novartis AG, Plexxikon Inc., a wholly owned subsidiary of Daiichi Sankyo Company, Limited, and antibody therapeutics from Amgen Inc., Eli Lilly and Company, Roche Holding Ltd, Five Prime Therapeutics, Inc., Novartis AG, and Syndax Pharmaceuticals, Inc. Further, there are numerous companies marketing or developing antibodies and small molecules targeting colony stimulating factor receptor 1 (CSF1R), inhibitors that we are seeking to target with our DCC-3014 program, including Abbisko Therapeutics Co., Ltd., Amgen Inc., Array BioPharma Inc., Bristol-Myers Squibb Company, Daiichi Sankyo, Eli Lilly and Company, Five Prime Therapeutics, Inc., Novartis AG, Roche Holding Ltd and Syndax Pharmaceuticals, Inc.
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
We face an inherent risk of product liability exposure related to the testing of our drug candidates in human clinical trials and will face an even greater risk if we commercialize any products that we may develop. If we cannot successfully defend ourselves against any claims that our drug candidates or products caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:
•decreased demand for any drug candidates or products that we may develop;
•injury to our reputation and significant negative media attention;
•withdrawal of clinical trial participants;
•significant costs to defend the related litigation;
•substantial monetary awards to trial participants or patients;
•loss of revenue or royalties;
•reduced resources of our management to pursue our business strategy; and
•the inability to commercialize any products that we may develop.
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
To the extent we have, and if we do enter into any further such arrangements with any third parties, we will likely have limited control over the amount and timing of resources that our licensees and/or collaborators dedicate to the development or commercialization of our drug candidates. Our ability to generate revenues from these arrangements will depend on our licensees’ and/or collaborators’ abilities and efforts to successfully perform the functions assigned to them in these arrangements. License and collaborations involving our drug candidates would pose numerous risks to us, including the following:
•licensees and/or collaborators have significant discretion in determining the efforts and resources that they will apply to these arrangements and may not perform their obligations as expected;
•licensees and/or collaborators may deemphasize or not pursue development and commercialization of our drug candidates or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in their strategic focus, including as a result of a sale or disposition of a business unit or development function, or available funding or external factors such as an acquisition that diverts resources or creates competing priorities;
•licensees and/or collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a drug candidate, repeat or conduct new clinical trials or require a new formulation of a drug candidate for clinical testing;
•licensees and/or collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our products or drug candidates if they believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;
•license or collaboration arrangements may subject us to exclusivity provisions which could restrict our ability to compete in certain territories, including those licensed to the licensee and/or collaborator;
•a licensee or collaborator with marketing and distribution rights to multiple products may not commit sufficient resources to the marketing and distribution of our product relative to other products;
•licensees or collaborators may not properly obtain, maintain, defend or enforce our intellectual property rights or may use our proprietary information and intellectual property in such a way as to invite litigation or other intellectual property related proceedings that could jeopardize or invalidate our proprietary information and intellectual property or expose us to potential litigation or other intellectual property related proceedings;
•disputes may arise between the licensees and/or collaborators and us that result in the delay or termination of the research, development or commercialization of our products or drug candidates or that result in costly litigation or arbitration that diverts management attention and resources;
•licenses and/or collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable drug candidates;
•license and/or collaboration agreements may not lead to development or commercialization of drug candidates in the most efficient manner or at all; and
•if a licensee or collaborator of ours were to be involved in a business combination, the continued pursuit and emphasis on our product development or commercialization program could be delayed, diminished or terminated.
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
We face significant competition in seeking appropriate licensees and/or collaborators. Our ability to reach a definitive agreement for a license and/or collaboration will depend, among other things, upon our assessment of the licensee/collaborator’s resources and expertise, the terms and conditions of the proposed transaction and the proposed licensee/collaborator’s evaluation of a number of factors. Those factors may include the following:
•the design or results of clinical trials;
•the likelihood of approval by FDA or similar regulatory authorities outside of the United States;
•the potential market for the subject drug candidate;
•the costs and complexities of manufacturing and delivering such drug candidate to patients;
•the potential of competing products;
•the ability of our intellectual property portfolio to exclude others from marketing competing products that could read on our rights, including, without limitation, generic products;
•the existence of uncertainty with respect to our ownership of technology or other rights, which can exist if there is a challenge to such ownership without regard to the merits of the challenge; and
•industry and market conditions generally.
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
We currently rely on various third-party clinical research organizations (CROs) to conduct our ongoing clinical trials for ripretinib, rebastinib and DCC-3014, and do not plan to independently conduct any clinical trials for our other drug candidates, such as DCC-3116. We expect to continue to rely on third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators, to conduct our clinical trials. Agreements with these third parties might terminate or be amended for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements, that would delay our product development activities.
Our reliance on these third parties for research and development activities will reduce our control over these activities but will not relieve us of our responsibilities. For example, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, FDA requires us to comply with requirements, commonly referred to as good clinical practices (GCP), for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected.
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
Manufacturing pharmaceutical products is complex and subject to product loss for a variety of reasons. We contract with third parties for the manufacture of our drug candidates for preclinical testing, clinical trials and commercialization. This reliance on third parties increases the risk that we will not have sufficient quantities of our drug candidates or products or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.
We do not own any manufacturing facilities. We produce in our research laboratories very small quantities of drug substance for evaluation in our research programs. We rely, and expect to continue to rely, on third parties for the manufacture of our drug candidates for preclinical and clinical testing, and for the future commercial manufacture of any of our drug candidates that obtain marketing approval. As a general matter, our manufacturers represent our sole source of supply. This reliance on third parties increases the risk that we will not have sufficient quantities of our drug candidates or products or such quantities at an acceptable cost or quality or in a timely manner, which could delay, prevent or impair our development or commercialization efforts, or those of our licensees.
We may be unable to establish any agreements with third-party manufacturers or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:
•reliance on the third party for regulatory, compliance and quality assurance;
•the possible breach of the manufacturing agreement by the third party;
•if the third party ceased its operations for any reason;
•our relative importance as a customer to the third party and whether the third party subordinates our needs to its other customers;
•the possible misappropriation of our proprietary information, including our trade secrets and know how; and
•the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us.
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
Third-party manufacturers may not be able to comply with current good manufacturing practices (cGMP) regulations or similar regulatory requirements outside of the United States. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, seizures or voluntary recalls of drug candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products. Third-party manufacturers’ failure to achieve and maintain high manufacturing standards, in accordance with applicable regulatory requirements, or the incidence of manufacturing errors, also could result in patient injury or death, product shortages, delays or failures in product testing or delivery, cost overruns or other problems that could seriously harm our business. Third-party manufacturers often encounter difficulties involving production yields, quality control and quality assurance, as well as shortages of qualified personnel.
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
Furthermore, the patent position of biotechnology and pharmaceutical companies generally is highly uncertain. No consistent policy regarding the breadth of claims allowed in biotechnology and pharmaceutical patents has emerged to date in the United States or in many foreign jurisdictions. The standards applied by the United States Patent and Trademark Office (USPTO) and foreign patent offices in granting patents are not always applied uniformly or predictably. In addition, the determination of patent rights with respect to pharmaceutical compounds commonly involves complex legal and factual questions, which has in recent years been the subject of much litigation. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Thus, we cannot offer any assurances about which, if any, patents will issue, the breadth of any such patents, whether any issued patents will be found invalid and unenforceable or will be threatened by third parties or whether any issued patents will effectively prevent others from commercializing competing technologies and drug candidates.
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
We will incur significant ongoing expenses in maintaining our patent portfolio. Should we lack the funds to maintain our patent portfolio or to enforce our rights against infringers, we could be adversely impacted. Moreover, the failure of any patents that may issue to us or our licensors to adequately protect our drug candidates or technology could have an adverse impact on our business.
Changes to the patent law in the United States and other jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our products.
As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involves both technological and legal complexity and is therefore costly, time consuming and inherently uncertain. Changes in either the patent laws or interpretation of the patent laws in the United States could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. Recent patent reform legislation in the United States and other countries, including the Leahy-Smith America Invents Act (the Leahy-Smith Act), signed into law in September 2011, could increase those uncertainties and costs. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted, redefine prior art and provide more efficient and cost-effective avenues for competitors to challenge the validity of patents. For example, the Leahy-Smith Act allows third-party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO administered post-grant proceedings, including post-grant review, inter partes review, and derivation proceedings In addition, the Leahy-Smith Act has transformed the U.S. patent system from a “first-to-invent” system to a “first-to-file” system in which, assuming that other requirements for patentability are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. The first-to-file provisions, however, only became effective on March 16, 2013. Accordingly, it is not yet clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could make it more difficult to obtain patent protection for our inventions and increase the uncertainties and costs surrounding the prosecution of our or our collaboration partners’ patent applications and the enforcement or defense of our or our collaboration partners’ issued patents, all of which could harm our business, results of operations, financial condition and prospects.
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
If we are found to infringe, misappropriate or otherwise violate a third party’s intellectual property rights and we are unsuccessful in demonstrating that such intellectual property rights are invalid or unenforceable, we could be forced, including by court order, to cease developing, manufacturing or commercializing the infringing drug candidate or product. Alternatively, we may be required to obtain a license from such third party in order to use the infringing technology and continue developing, manufacturing or marketing the infringing drug candidate. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent. We cannot provide any assurances that third-party patents do not exist which might be enforced against our products or drug candidates, and a finding of infringement could prevent us from commercializing our drug candidates or force us to cease some of our business operations, which could materially harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business, financial condition, results of operations and prospects.

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
Given the amount of time required for the development, testing and regulatory review of new drug candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. Depending upon the timing, duration and other factors relating to any FDA marketing approval we receive for any of our drug candidates, one or more of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Action of 1984 (Hatch-Waxman Amendments). We expect to seek extensions of patent terms in the United States and, if available, in other countries where we are prosecuting patents. In the United States, the Hatch-Waxman Amendments permit a patent term extension of up to five years beyond the normal expiration of the patent as compensation for patent term lost during the regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended, and the application for the extension must be submitted prior to the expiration of the patent. However, the applicable authorities, including FDA and the USPTO in the United States, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available for our patents, may refuse to grant extensions to our patents, or may grant more limited extensions than we request. We may not be granted an extension because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents, or otherwise failing to satisfy applicable requirements. If we are unable to obtain patent term extension or the term of any such extension is less than we request, our competitors and other third parties may be able to obtain approval of competing products following our patent expiration and take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case. Any of the foregoing would have a material adverse effect on our business, financial condition, results of operations and prospects.
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
In addition, our present and future licenses, collaborations and other intellectual property related agreements, are likely to impose various development, commercialization, funding, milestone, royalty, diligence, sublicensing, insurance, patent prosecution and enforcement or other obligations on us. If we breach any of these obligations, or use the intellectual property licensed to us in an unauthorized manner, we may be required to pay damages and our licensors may have the right to terminate the license. If our license or other intellectual property related agreements are terminated, we may be required to cease developing and commercializing drug candidates that are covered by the licensed intellectual property. Disputes may arise regarding intellectual property subject to a licensing, collaboration or other agreement, including:
•the scope of rights granted under the agreement and other interpretation related issues;
•the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the agreement;
•the sublicensing of patent and other rights under our collaborative development relationships;

•our diligence obligations under the agreement and what activities satisfy those diligence obligations;
•the inventorship and ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our collaborators; and
•the priority of invention of patented technology.
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
The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain our competitive advantage. For example:
•others may be able to make products similar to any drug candidates we may develop or utilize similarly related technologies that are not covered by the claims of the patents that we license or may own in the future;
•we, or our license partners or current or future collaborators, might not have been the first to make the inventions covered by the issued patent or pending patent application that we license or may own in the future;
•we, or our license partners or current or future collaborators, might not have been the first to file patent applications covering certain of our or their inventions;
•others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing, misappropriating or otherwise violating any of our owned or licensed intellectual property rights;
•it is possible that our pending licensed patent applications or those that we may own in the future will not lead to issued patents;
•issued patents that we hold rights to may be held invalid or unenforceable, including as a result of legal challenges by our competitors or other third parties;
•our competitors or other third parties might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;

•we may not develop additional proprietary technologies that are patentable;
•the patents of others may harm our business; and
•we may choose not to file a patent in order to maintain certain trade secrets or know how, and a third party may subsequently file a patent covering such intellectual property.
Should any of these events occur, they could have a material adverse effect on our business, financial condition, results of operations and prospects.
Risks Related to Regulatory Approval and Marketing of Our Drug Candidates and Other Legal Compliance Matters
We have not received approval to market any of our drug candidates from regulatory authorities in any jurisdiction. Even if we complete the necessary clinical trials, the marketing approval process is expensive, time-consuming and uncertain and may prevent us from obtaining approvals for the commercialization of some or all of our drug candidates. If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals, or if we experience a delay in drug supply, we will not be able to commercialize our drug candidates, and our ability to generate revenue will be materially impaired.
Our drug candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution are subject to comprehensive regulation by FDA and other regulatory agencies in the United States, the EMA in the European Union and China’s National Medicinal Products Administration (NMPA) and similar regulatory authorities outside the United States. Failure to obtain marketing approval for a drug candidate will prevent us from commercializing the drug candidate. Some of our drug candidates are in the early stages of development and are subject to the risks of failure inherent in drug development. We have not received approval to market any of our drug candidates from regulatory authorities in any jurisdiction. We have only limited experience in conducting and managing the clinical trials, and in submitting and supporting the applications necessary to seek marketing approvals and expect to rely on third-party CROs to assist us in this process. Securing marketing approval requires the submission of extensive nonclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the drug candidate’s safety and efficacy. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. Our drug candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use.
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
A fast track designation by FDA for our drug candidates, including ripretinib, may not actually lead to a faster development or regulatory review or approval process.
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
A breakthrough therapy designation by FDA for our drug candidates, including ripretinib, may not lead to a faster development or regulatory review or approval process, and it does not increase the likelihood that our drug candidates will obtain marketing approval.
In October 2019 the FDA granted breakthrough therapy designation for ripretinib for the treatment of patients with advanced GIST who have received prior treatment with imatinib, sunitinib and regorafenib. We may also seek a breakthrough therapy designation for some of our other drug candidates. A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For drugs and biologics that have been designated as breakthrough therapies, interaction and communication between FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Drugs designated as breakthrough therapies by FDA may also be eligible for accelerated approval.
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
FDA and other federal and state agencies, including the Department of Justice, closely regulate compliance with all requirements governing prescription drug products, including requirements pertaining to marketing and promotion of drugs in accordance with the provisions of the approved labeling and manufacturing of products in accordance with cGMP requirements. Violations of such requirements may lead to investigations alleging violations of the Federal Food, Drug, and Cosmetic Act (the FDCA) and other statutes, including the False Claims Act and other federal and state healthcare fraud and abuse laws as well as state consumer protection laws. Our failure to comply with all regulatory requirements, and later discovery of previously unknown adverse events or other problems with our products, manufacturers or manufacturing processes, may yield various results, including:
•litigation involving patients taking our products;
•restrictions on such products, manufacturers or manufacturing processes;
•restrictions on the labeling or marketing of a product;
•restrictions on product distribution or use;
•requirements to conduct post-marketing studies or clinical trials;

•warning or untitled letters;
•withdrawal of the products from the market;
•refusal to approve pending applications or supplements to approved applications that we submit;
•voluntary recall of products;
•fines, restitution or disgorgement of profits or revenues;
•suspension or withdrawal of marketing approvals;
•damage to relationships with any potential collaborators;
•unfavorable press coverage and damage to our reputation;
•refusal to permit the import or export of our products;
•product seizure; or
•injunctions or the imposition of civil or criminal penalties.
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
Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of any drug candidates for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute any products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations, include the following:
•the federal Anti-Kickback Statute which prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration (including any kickback, bribe, or rebate), directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Violations are subject to civil and criminal fines and penalties for each violation, plus up to three times the remuneration involved, imprisonment, and exclusion from government healthcare programs. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act (FCA). The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers, on the one hand, and prescribers, purchasers and formulary managers, on the other. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution;
•the federal False Claims laws which impose criminal and civil penalties against individuals or entities for, among other things, knowingly presenting, or causing to be presented false or fraudulent claims for payment by a federal government program, or making a false statement or record material to payment of a false claim or avoiding, decreasing or concealing an obligation to pay money to the federal government. The FCA also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery;

•the federal Health Insurance Portability and Accountability Act of 1996 (HIPAA), which created additional federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity can be found guilty of violating HIPAA without actual knowledge of the statute or specific intent to violate it;
•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (HITECH), and their respective implementing regulations, which impose, among other things, requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates that perform services for them that involve the use, or disclosure of, individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions;
•the federal false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;
•the federal Physician Payments Sunshine Act, created under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively the ACA), and its implementing regulations, which require manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the U.S. Department of Health and Human Services (HHS) under the Open Payments Program, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. In addition, many states also require the reporting of payments or other transfers of value. Many of these state laws differ from each other in significant ways, are often not pre-empted, and may have a more prohibitive effect than the Sunshine Act, thus further complicating compliance efforts; and
•analogous state and foreign laws and regulations, such as state and foreign anti-kickback, false claims, consumer protection and unfair competition laws which may apply to pharmaceutical business practices, including but not limited to, research, distribution, sales and marketing arrangements as well as submitting claims involving healthcare items or services reimbursed by any third-party payer, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government that otherwise restricts payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to file reports with states regarding pricing and marketing information, such as the tracking and reporting of gifts, compensations and other remuneration and items of value provided to healthcare professionals and entities; state and local laws requiring the registration of pharmaceutical sales representatives; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and are often not pre-empted by HIPAA, thus complicating compliance efforts.
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
Regulators globally are also imposing greater monetary fines for privacy violations. For example, in 2016, the European Union adopted a new regulation governing data practices and privacy called the General Data Protection Regulation (GDPR) which became effective on May 25, 2018. The GDPR applies to any company established in the European Union as well as to those outside the European Union if they collect and use personal data in connection with the offering of goods or services to individuals in the European Union or the monitoring of their behavior. The GDPR enhances data protection obligations for processors and controllers of personal data, including, for example, expanded disclosures about how personal information is to be used, limitations on retention of information, mandatory data breach notification requirements and onerous new obligations on services providers. Non-compliance with the GDPR may result in monetary penalties of up to €20 million or 4% of worldwide revenue, whichever is higher. Notably, on January 21, 2019, Google was fined almost $57 million by French regulators for violating GDPR. The GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of personal data, such as healthcare data or other sensitive information, could greatly increase our cost of providing our products and services or even prevent us from offering certain services in jurisdictions that we may operate in.
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
The insurance coverage and reimbursement status of newly-approved products is uncertain. Our drug candidates may become subject to unfavorable pricing regulations, third-party coverage and reimbursement practices, or healthcare reform initiatives, which would harm our business. Failure to obtain or maintain adequate coverage and reimbursement for new or current products could limit our ability to market those products and decrease our ability to generate revenue.
The regulations that govern marketing approvals, pricing, coverage, and reimbursement for new drugs vary widely from country to country. In the United States, recently enacted legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay our commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenue we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more drug candidates, even if any drug candidates we may develop obtain marketing approval.
Our ability to successfully commercialize our drug candidates also will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers, and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. The availability of coverage and extent of reimbursement by governmental and private payors is essential for most patients to be able to afford treatments such as gene therapy products. Sales of these or other drug candidates that we may identify will depend substantially, both domestically and abroad, on the extent to which the costs of our drug candidates will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other third-party payors. If coverage and adequate reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize our drug candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment.
A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. In many countries, the prices of medical products are subject to varying price control mechanisms as part of national health systems. In general, the prices of medicines under such systems are substantially lower than in the United States. Other countries allow companies to fix their own prices for medicines, but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our drug candidates. Accordingly, in markets outside the United States, the reimbursement for products may be reduced compared with the United States and may be insufficient to generate commercially reasonable revenues and profits.
There is also significant uncertainty related to the insurance coverage and reimbursement of newly approved products and coverage may be more limited than the purposes for which the medicine is approved by the FDA or comparable foreign regulatory authorities. In the United States, the principal decisions about reimbursement for new medicines are typically made by the Centers for Medicare & Medicaid Services (CMS), an agency within the U.S. Department of Health and Human Services. CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare and private payors tend to follow CMS to a substantial degree. No uniform policy of coverage and reimbursement for products exists among third-party payors and coverage and reimbursement levels for products can differ significantly from payor to payor. As a result, the coverage determination process is often a time consuming and costly process that may require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. It is difficult to predict what CMS will decide with respect to reimbursement for fundamentally novel products such as ours, as there is no body of established practices and precedents for these new products. Reimbursement agencies in Europe may be more conservative than CMS. For example, a number of cancer drugs have been approved for reimbursement in the United States and have not been approved for reimbursement in certain European countries. Moreover, eligibility for reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale, and distribution. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. Our inability to promptly obtain coverage and profitable payment rates from both government-funded and private payors for any approved products we may develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize drug candidates, and our overall financial condition.
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
Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that reimbursement will be available for any drug candidate that we commercialize and, if reimbursement is available, the level of reimbursement. Reimbursement may impact the demand for, or the price of, any drug candidate for which we obtain marketing approval. In order to obtain reimbursement, physicians may need to show that patients have superior treatment outcomes with our products compared to standard of care drugs, including lower-priced generic versions of standard of care drugs. We expect to experience pricing pressures in connection with the sale of any of our drug candidates, due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes. The downward pressure on healthcare costs in general, particularly prescription drugs and surgical procedures and other treatments, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products.
Additionally, we may develop companion diagnostic tests for use with our drug candidates. We, or our collaborators, may be required to obtain coverage and reimbursement for these tests separate and apart from the coverage and reimbursement we seek for our drug candidates, once approved. Even if we obtain regulatory approval or clearance for such companion diagnostics, there is significant uncertainty regarding our ability to obtain coverage and adequate reimbursement for the same reasons applicable to our drug candidates. Medicare reimbursement methodologies, whether under Part A, Part B, or clinical laboratory fee schedule may be amended from time to time, and we cannot predict what effect any change to these methodologies would have on any drug candidate or companion diagnostic for which we receive approval. Our inability to promptly obtain coverage and adequate reimbursement from both third-party payors for the companion diagnostic tests that we develop and for which we obtain regulatory approval could have a material and adverse effect on our business, financial condition, results of operations and prospects.
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
In the United States, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (MMA) changed the way Medicare covers and pays for pharmaceutical products. The legislation expanded Medicare coverage for drug purchases by the elderly and introduced a new reimbursement methodology based on average sales prices for physician-administered drugs. In addition, this legislation provided authority for limiting the number of drugs that will be covered in any therapeutic class. Cost reduction initiatives and other provisions of this legislation could decrease the coverage and price that we receive for any approved products. While the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates. Therefore, any reduction in reimbursement that results from the MMA may result in a similar reduction in payments from private payors.
In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively the ACA), was enacted into law. The ACA is a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms.
Among the provisions of the ACA of importance to our potential drug candidates are the following:
•an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic products;
•an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program;
•expansion of healthcare fraud and abuse laws, including the False Claims Act and the Anti-Kickback Statute, new government investigative powers, and enhanced penalties for noncompliance;
•extension of manufacturers’ Medicaid rebate liability;
•expansion of eligibility criteria for Medicaid programs;
•expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;
•requirements to report financial arrangements with physicians and teaching hospitals;
•a requirement to annually report drug samples that manufacturers and distributors provide to physicians; and
•a Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.
Some of the provisions of the ACA have yet to be fully implemented, while certain provisions have been subject to reform through legislation and Executive Orders of the President of the United States of America (the President) and to judicial challenges. In 2012, the U.S. Supreme Court heard challenges to the constitutionality of the individual mandate and the viability of certain provisions of the Healthcare Reform Act. The Supreme Court’s decision upheld most of the Healthcare Reform Act and determined that requiring individuals to maintain “minimum essential” health insurance coverage or pay a penalty to the Internal Revenue Service was within Congress’s constitutional taxing authority. However, as a result of tax reform legislation enacted into law in late December 2017, the individual mandate has been eliminated, effective January 1, 2019. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas (the Texas District Court Judge) ruled that the individual mandate is a critical and inseverable feature of the Affordable Care Act, and therefore, because it was repealed as part of the Tax Cuts and Jobs Act of 2017, the remaining provisions of the Affordable Care Act are invalid as well. The Trump Administration and CMS have both stated that the ruling will have no immediate effect pending appeal of the decisions, and on December 30, 2018 the Texas District Court Judge issued an order staying the judgment pending appeal. A Fifth Circuit US Court of Appeals hearing to determine whether certain states and the House of Representatives have standing to appeal the lower court decision was held on July 9, 2019, but it is unclear when a Court will render its decision on this hearing, and what effect it will have on the status of the ACA. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results. We will continue to evaluate the effect that the ACA and its possible repeal and replacement has on our business.
Since January 2017, the current administration has signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. On January 20, 2017, the President signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. On October 13, 2017, the President signed an Executive Order terminating the cost-sharing subsidies that reimburse insurers under the ACA. The Trump administration has concluded that cost-sharing reduction (CSR) payments to insurance companies required under the ACA have not received necessary appropriations from Congress and announced that it will discontinue these payments immediately until those appropriations are made. The loss of the CSR payments is expected to increase premiums on certain policies issued by qualified health plans under the ACA. Several state

Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. Further, on June 14, 2018, U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued were owed to them. The effects of this gap in reimbursement on third-party payors, the viability of the ACA marketplace, providers, and potentially our business, are not yet known.
On January 22, 2018, the President signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain Affordable Care Act-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. The Bipartisan Budget Act of 2018 (the BBA) among other things, amends the Affordable Care Act, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.”
In December 2018 the Centers for Medicare and Medicaid Services (CMS) published a final rule permitting further collections and payments to and from certain Affordable Care Act qualified health plans and health insurance issuers under the Affordable Care Act risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. In addition, CMS has recently published a final rule that would give states greater flexibility, starting in 2020, in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces.
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
There has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which have resulted in several recent Congressional inquiries and proposed bills designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. In addition, the U.S. government, state legislatures, and foreign governments have shown significant interest in implementing cost containment programs, including price-controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs to limit the growth of government paid healthcare costs. At the federal level, the Trump administration’s budget for fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 legislative session or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Additionally, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The U.S. Department of Health and Human Services (HHS) has already started the process of soliciting feedback on some of these measures and, at the same time, is immediately implementing others under its existing authority. For example, in September 2018, CMS announced that it will allow Medicare Advantage Plans the option to pre-authorization (PA) or step therapy for Part B drugs beginning January 1, 2019. Additionally, on May 10, 2019, the Centers for Medicare and Medicaid Services announced a new pricing transparency rule, which was set to go into effect on July 9, 2019, but on July 8, 2019, a federal judge struck down the rule concluding that HHS did not have the statutory authority to implement such regulations on drug companies. This final rule would have required direct-to-consumer television advertisements for prescription drugs and biological products for which reimbursement is available, directly or indirectly, through or under Medicare or Medicaid to include the list price of that product, except for a prescription drug or biological product that has a list price of less than $35 per month for a 30-day supply or typical course of treatment. The pricing transparency rule could have had a negative effect on our business, but Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. Individual states in the United States have also become increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
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
There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels directed at containing or lowering the cost of healthcare. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product. Such reforms could have an adverse effect on anticipated revenue from drug candidates that we may successfully develop and for which we may obtain regulatory approval and may affect our overall financial condition and ability to develop drug candidates. We cannot predict the initiatives that may be adopted in the future. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect:
•the demand for our drug candidates, if approved;
•our ability to receive or set a price that we believe is fair for our products;
•our ability to generate revenue and achieve or maintain profitability;
•the amount of taxes that we are required to pay; and
•the availability of capital.
We expect that the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, lower reimbursement, and new payment methodologies. This could lower the price that we receive for any approved product. Any denial in coverage or reduction in reimbursement from Medicare or other government-funded programs may result in a similar denial or reduction in payments from private payors, which may prevent us from being able to generate sufficient revenue, attain profitability or commercialize our drug candidates, if approved. Litigation and legislative efforts to change or repeal the ACA are likely to continue, with unpredictable and uncertain results.
The effects of recently enacted tax legislation and other legislative, regulatory and administrative developments to our business are uncertain. Increased costs related to such developments could adversely affect our financial condition and results of operations.
On December 22, 2017, the President signed into law H.R. 1, informally titled the Tax Cuts and Jobs Act (TCJA). The TCJA makes major changes to the taxation of corporations, including reduction of the corporate tax rate from 35% to 21%, limitation of the tax deduction for interest expense to 30% of adjusted taxable income (except for certain small businesses), limitation of the deduction for net operating losses to 80% of annual taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. The effect of the significant changes made by the TCJA is highly uncertain, and administrative guidance will be required in order to fully evaluate the effect of many provisions on our business and stockholders.
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
If we expand our operations outside of the United States, we must dedicate additional resources to comply with numerous laws and regulations in each jurisdiction in which we plan to operate. The Foreign Corrupt Practices Act (FCPA) prohibits any U.S. individual or business from paying, offering, authorizing payment or offering anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of such third party in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with certain accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the company, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations.
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
From time to time, we may consider strategic transactions, such as acquisitions of companies, businesses or assets and out-licensing or in-licensing of products, drug candidates or technologies. Additional potential transactions that we may consider include a variety of different business arrangements, including spin-offs, strategic partnerships, joint ventures, restructurings, divestitures, business combinations and investments. Any such transaction may require us to incur non-recurring or other charges, may increase our near term or long-term expenditures and may pose significant integration challenges or disrupt our management or business, which could adversely affect our operations and financial results. For example, these transactions may entail numerous operational and financial risks, including:
•exposure to unknown liabilities;
•disruption of our business and diversion of our management’s time and attention in order to develop acquired products, drug candidates or technologies;
•incurrence of substantial debt or dilutive issuances of equity securities to pay for acquisitions;
•higher than expected acquisition and integration costs;
•write-downs of assets or goodwill or impairment charges;
•increased amortization expenses;

•difficulty and cost in combining the operations, systems and personnel of any acquired businesses with our operations, systems and personnel;
•impairment of relationships with key suppliers or customers of any acquired businesses due to changes in management and ownership; and
•inability to retain key employees of any acquired businesses.
Risks Related to Our Common Stock
Our executive officers, directors and principal stockholders, if they choose to act together, will continue to have the ability to significantly influence all matters submitted to stockholders for approval.
As of September 30, 2019, our executive officers and directors, combined with our stockholders who own more than 5% of our outstanding capital stock, beneficially own shares, in the aggregate, representing approximately 43% of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to exert significant influence over all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would have significant influence over the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:
•delay, defer or prevent a change in control;
•entrench our management and the board of directors; or
•impede a merger, consolidation, takeover or other business combination involving us that other stockholders may desire.
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
Provisions in our amended and restated certificate of incorporation and our amended and restated bylaws may discourage, delay or prevent a merger, acquisition or other change in control of our company that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, these provisions:
•establish a classified board of directors such that only one of three classes of directors is elected each year;
•allow the authorized number of our directors to be changed only by resolution of our board of directors;
•limit the manner in which stockholders can remove directors from our board of directors;
•establish advance notice requirements for stockholder proposals that can be acted on at stockholder meetings and nominations to our board of directors;
•require that stockholder actions must be effected at a duly called stockholder meeting and prohibit actions by our stockholders by written consent;
•limit who may call stockholder meetings;
•authorize our board of directors to issue preferred stock without stockholder approval, which could be used to institute a “poison pill” that would work to dilute the stock ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by our board of directors; and
•require the approval of the holders of at least 75% of the votes that all our stockholders would be entitled to cast to amend or repeal specified provisions of our charter or bylaws.
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
In the event a public market for our common stock is sustained in the future, sales of our common stock may be made by holders of our public float or by holders of restricted securities in compliance with the provisions of Rule 144 of the Securities Act of 1933 (the Securities Act). In general, under Rule 144, a non-affiliated person who has satisfied a six-month holding period in a company registered under the Exchange Act, as amended, may, sell their restricted common stock without volume limitation, so long as the issuer is current with all reports under the Exchange Act in order for there to be adequate common public information. Affiliated persons may also sell their common shares held for at least six months, but affiliated persons will be required to meet certain other requirements, including manner of sale, notice requirements and volume limitations. Non-affiliated persons who hold their common shares for at least one year will be able to sell their common stock without the need for there to be current public information in the hands of the public. Future sales of shares of our public float or by restricted common stock made in compliance with Rule 144 may have an adverse effect on the then prevailing market price, if any, of our common stock.
The market prices for our common stock may be adversely impacted by future events.
Our common stock is currently quoted on the Nasdaq Global Select Market under the symbol “DCPH.” Market prices for our common stock will be influenced by a number of factors, including:
•the issuance of new equity securities pursuant to a future offering, including issuances of preferred stock;
•changes in interest rates;
•significant dilution caused by the anti-dilutive clauses in our financial agreements;
•competitive developments, including announcements by competitors of new products or services or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•variations in quarterly operating results;
•change in financial estimates by securities analysts;
•the depth and liquidity of the market for our common stock;
•investor perceptions of our company and the pharmaceutical and biotech industries generally; and
•general economic and other national conditions.
The price of our common stock may be volatile and fluctuate substantially, which could result in substantial losses for purchasers of our common stock.
Our stock price is likely to be volatile. The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. Since our common stock began trading on the Nasdaq Global Select Market on September 28, 2017, our stock has traded at prices as low as $15.15 per share and as high as $45.61 per share through September 30, 2019. The market price for our common stock may be influenced by many factors, including:
•the degree of success of competitive products or technologies;
•results of clinical trials and preclinical studies, of our drug candidates or those of our competitors;
•regulatory or legal developments in the United States and other countries;
•receipt of, or failure to obtain, regulatory approvals;
•developments or disputes concerning patent applications, issued patents or other proprietary rights;
•the recruitment or departure of key personnel;
•the level of expenses related to any of our drug candidates or clinical development programs;
•the results of our efforts to discover, develop, acquire or in-license additional technologies or drug candidates;
•actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
•variations in our financial results or those of companies that are perceived to be similar to us;
•rumors or announcements regarding transactions involving our company or drug candidates;
•changes in the structure of healthcare payment systems;
•market conditions in the pharmaceutical and biotechnology sectors;
•general economic, industry and market conditions; and
•the other factors described in this “Risk Factors” section.
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
We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the JOBS Act) and may remain an emerging growth company for up to five years. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:
•being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure;

•not being required to comply with the auditor attestation requirements in the assessment of our internal control over financial reporting;
•not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding a supplement to the auditor’s report providing additional information about the audit and the financial statements;
•reduced disclosure obligations regarding executive compensation; and
•exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.
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
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (Section 404), we are required to furnish a report by our management on our internal control over financial reporting. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.
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
As of September 30, 2019, we estimate that we have used 100% of the net proceeds from our initial public offering for clinical development of our drug candidates and research activities and for working capital and other general corporate purposes. There was no material change from our planned use of the net proceeds from the offering as described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on September 28, 2017.
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

DECIPHERA PHARMACEUTICALS, INC.

Date: November 4, 2019	By:	/s/ Thomas P. Kelly
Thomas P. Kelly Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
2.1
Reorganization Agreement and Plan of Merger by and among the Registrant, Deciphera Pharmaceuticals, LLC and the other parties named therein, dated October 2, 2017. (Incorporated by reference to Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2017) (1)

3.1	Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 5, 2017).

3.2	Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on October 5, 2017).

10.1*	Deciphera Pharmaceuticals, Inc. Non-Employee Director Compensation Policy.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101INS	XBRL Instance Document.

101SCH	XBRL Taxonomy Extension Schema Document.

101CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101DEF	XBRL Taxonomy Extension Definition Linkbase Document.
______________
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
(1)Schedules and exhibits have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon its request; provided, however, that the Registrant may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any schedule or exhibit so furnished.