Form 10-Q
period 2020-03-31
Deciphera Pharmaceuticals, Inc.
filed 2020-05-05
CIK 1654151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
(781) 209-6400
Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 Par Value Per Share	DCPH	The Nasdaq Global Select Market
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 30, 2020 there were 55,859,274 shares of Common Stock, $0.01 par value per share, outstanding.

Deciphera Pharmaceuticals, Inc.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (Form 10-Q) contains forward-looking statements, which reflect our current views with respect to, among other things, our operations and financial performance. All statements other than statements of historical facts contained in this Form 10-Q, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plan, objectives of management and expected market growth are forward-looking statements. You can identify these forward-looking statements by the use of words such as "outlook," "believes," "expects," "potential," "continues," "may," "will," "should," "seeks," "approximately," "predicts," "intends," "plans," "estimates," "anticipates," or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under "Risk Factors" and include, among other things:
•the success, cost, and timing of our product development activities and clinical trials, including the timing of our ongoing Phase 3 trial of ripretinib for the treatment of second line gastrointestinal stromal tumors (GIST) patients and results therefrom;
•our ability to obtain and maintain regulatory approval for ripretinib or any of our other current or future drug candidates, and any related restrictions, limitations, and/or warnings in the label of an approved drug candidate;
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
•our plans to research, develop, and commercialize our drug candidates, including the timing of our ongoing Phase 3 trial of ripretinib for the treatment of second line GIST patients, and the timing of investigational new drug (IND) applications, including, without limitation, the success of IND-enabling studies for, and the expected timing of, an IND application for our DCC-3116 program;
•the performance and experience of our licensee, Zai Lab (Shanghai) Co., Ltd. (Zai), to successfully develop and, if approved, commercialize ripretinib in Mainland China, Hong Kong, Macau and Taiwan, also referred to as Greater China or the Greater China region, under the terms and conditions of our license agreement;
•our ability to attract additional licensees and/or collaborators or distributors with development, regulatory, and commercialization expertise;
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

•the impact of global economic and political developments on our business, including economic slowdowns or recessions that may result from the recent outbreak of the novel coronavirus (COVID-19), which could harm our potential future commercialization efforts as well as the value of our common stock and the ability to access capital markets;
•natural and manmade disasters, including pandemics such as COVID-19, and other force majeures, which could impact our operations, and those of our partners and other participants in the health care industry, and which could adversely impact our clinical studies, preclinical research activities, and drug supply;
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
These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included elsewhere in this Form 10-Q and our prior filings with the Securities and Exchange Commission (SEC). The forward-looking statements contained in this Form 10-Q are made as of the date of this Form 10-Q, and we undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Deciphera Pharmaceuticals, Inc.
Consolidated Balance Sheets
(Unaudited, in thousands, except share and per share amounts)

	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$229,652	$120,320
Marketable securities	461,848	459,256
Prepaid expenses and other current assets	11,979	13,832
Total current assets	703,479	593,408
Long-term investment—restricted	2,125	1,510
Property and equipment, net	6,693	6,333
Operating lease assets	20,630	21,158
Total assets	$732,927	$622,409
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$11,337	$19,575
Accrued expenses and other current liabilities	32,234	38,716
Operating lease liabilities	1,501	1,747
Total current liabilities	45,072	60,038
Operating lease liabilities, net of current portion	15,595	15,904
Total liabilities	60,667	75,942
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock, $0.01 par value per share; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value per share; 125,000,000 shares authorized; 55,681,027 shares and 51,617,639 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	557	516
Additional paid-in capital	1,231,726	1,033,819
Accumulated other comprehensive income (loss)	763	111
Accumulated deficit	(560,786)	(487,979)
Total stockholders' equity	672,260	546,467
Total liabilities and stockholders' equity	$732,927	$622,409
The accompanying notes are an integral part of these consolidated financial statements.

Deciphera Pharmaceuticals, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2020	2019
Revenues	$62	$—
Operating expenses:
Research and development	51,388	35,789
Selling, general, and administrative	23,936	13,236
Total operating expenses	75,324	49,025
Loss from operations	(75,262)	(49,025)
Other income (expense):
Interest and other income, net	2,455	1,654
Interest expense	—	(13)
Total other income (expense), net	2,455	1,641
Net loss	$(72,807)	$(47,384)

Net loss per share—basic and diluted	$(1.36)	$(1.25)
Weighted average common shares outstanding—basic and diluted	53,567,434	38,057,018

Comprehensive loss:
Net loss	$(72,807)	$(47,384)
Other comprehensive income (loss):
Unrealized gains (losses) on marketable securities	652	21
Total other comprehensive income (loss)	652	21
Total comprehensive loss	$(72,155)	$(47,363)
The accompanying notes are an integral part of these consolidated financial statements.

Deciphera Pharmaceuticals, Inc.
Consolidated Statements of Stockholders' Equity
(Unaudited, in thousands, except share amounts)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2019	—	$—	51,617,639	$516	$1,033,819	$111	$(487,979)	$546,467
Issuance of common stock sold in public offering, net of underwriting discounts, commissions and offering costs	—	—	3,659,090	37	188,348	—	—	188,385
Issuance of common stock upon exercise of stock options	—	—	404,298	4	2,565	—	—	2,569
Stock-based compensation expense	—	—	—	—	6,994	—	—	6,994
Unrealized gains (losses) on marketable securities	—	—	—	—	—	652	—	652
Net loss	—	—	—	—	—	—	(72,807)	(72,807)
Balance, March 31, 2020	—	$—	55,681,027	$557	$1,231,726	$763	$(560,786)	$672,260

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2018	—	$—	37,676,760	$377	$575,327	$—	$(295,723)	$279,981
Issuance of common stock upon exercise of stock options	—	—	512,292	5	1,144	—	—	1,149
Stock-based compensation expense	—	—	—	—	6,229	—	—	6,229
Unrealized gains (losses) on marketable securities	—	—	—	—	—	21	—	21
Net loss	—	—	—	—	—	—	(47,384)	(47,384)
Balance, March 31, 2019	—	$—	38,189,052	$382	$582,700	$21	$(343,107)	$239,996
The accompanying notes are an integral part of these consolidated financial statements.

Deciphera Pharmaceuticals, Inc.
Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(72,807)	$(47,384)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Stock-based compensation expense	6,994	6,229
Depreciation expense	460	104
Net accretion of discounts on marketable securities	(1,532)	(486)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,853	3,170
Operating lease assets	528	143
Accounts payable	(8,511)	2,629
Accrued expenses and other current liabilities	(6,800)	2,637
Operating lease liabilities	(555)	(148)
Other long-term liabilities	—	100
Net cash flows used in operating activities	(80,370)	(33,006)
Cash flows from investing activities:
Purchases of marketable securities	(203,527)	(179,607)
Maturities of marketable securities	203,120	—
Purchases of property and equipment	(669)	(41)
Increase in restricted investments	(614)	—
Net cash flows used in investing activities	(1,690)	(179,648)
Cash flows from financing activities:
Proceeds from public offerings, net of underwriting discounts and commissions	189,175	—
Repayment of notes payable to related party	—	(31)
Payments of public offering costs	(352)	—
Proceeds from exercise of stock options	2,569	1,149
Net cash flows provided by financing activities	191,392	1,118
Net increase (decrease) in cash and cash equivalents	109,332	(211,536)
Cash and cash equivalents at beginning of period	120,320	293,764
Cash and cash equivalents at end of period	$229,652	$82,228

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$13
Property and equipment purchases included in accounts payable and accrued expenses and other current liabilities	$152	$—
Offering costs included in accounts payable and accrued expenses and other current liabilities	$438	$—
The accompanying notes are an integral part of these consolidated financial statements.

Deciphera Pharmaceuticals, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

1. Nature of the Business and Summary of Significant Accounting Policies
Nature of the Business
Deciphera Pharmaceuticals, Inc. (the Company) is a clinical-stage biopharmaceutical company focused on improving the lives of cancer patients by tackling key mechanisms of drug resistance that limit the rate and/or durability of response to existing cancer therapies. The Company's small molecule drug candidates are directed against an important family of enzymes called kinases, known to be directly involved in the growth and spread of many cancers. The Company uses its understanding of kinase biology together with a proprietary chemistry library to purposefully design compounds that maintain kinases in a "switched off" or inactivated conformation. These investigational therapies comprise tumor-targeted agents designed to address therapeutic-resistance-causing mutations and immuno-targeted agents designed to control the activation of immunokinases that suppress critical immune system regulators, such as macrophages. The Company has used its platform to develop a pipeline of tumor-targeted and immuno-targeted drug candidates designed to improve outcomes for patients with cancer by improving the quality, rate, and/or durability of their responses to treatment that includes three clinical-stage, one preclinical-stage, and one research-stage program. The Company wholly owns all of its drug candidates with the exception of a development and commercialization out-license agreement for the Company's lead drug candidate, ripretinib, in Mainland China, Hong Kong, Macau, and Taiwan, also referred to as Greater China or the Greater China region.
The Company is subject to risks and uncertainties common to companies in the biotechnology industry, including, but not limited to, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, ability to complete late-stage clinical trials, ability to obtain and maintain regulatory approvals, ability to prepare for and successfully launch drug candidates that are approved for marketing, compliance with government regulations, the impact of the novel coronavirus (COVID-19) pandemic on its operations, and the ability to secure additional capital to fund operations. Drug candidates currently under development will require significant additional research and development efforts, including extensive preclinical and/or clinical testing and regulatory approval, as well as further development of the Company's commercial capabilities and infrastructure, prior to commercialization for the Company's drug candidates, including ripretinib, if approved. These efforts require significant amounts of additional capital, adequate personnel and infrastructure, and extensive compliance-reporting capabilities. Even if the Company's drug development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales.
The extent to which the COVID-19 pandemic, or the future outbreak of any other highly infectious or contagious diseases, may impact the Company's business, including its preclinical studies, clinical trial operations, or future commercialization efforts, will depend on future developments, which are highly uncertain and cannot be predicted at this time, including the scope, severity, and duration of such pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. The Company is monitoring the potential impact of COVID-19, if any, on its financial condition and results of operations. The rapid development and fluidity of this situation precludes any prediction as to the full impact of the COVID-19 pandemic but it could have a material adverse effect on the Company's business, financial condition, and results of operations. The COVID-19 pandemic may also have the effect of heightening the risks to which the Company is subject, including various aspects of the Company's preclinical studies and ongoing clinical trials, the reliance on third parties in the Company's supply chain for materials and manufacturing of the Company's drug candidates for its clinical trials and potential commercial launch, disruptions in health regulatory agencies' operations globally, the volatility of the Company's common stock, and its ability to access capital markets, and the Company's ability to successfully launch, commercialize, and generate revenue from a potential product launch.
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

Deciphera Pharmaceuticals, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

Basis of Presentation
The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets, and the satisfaction of liabilities and commitments in the ordinary course of business. Since inception, the Company has incurred recurring losses including net losses of $72.8 million and $192.3 million for the three months ended March 31, 2020 and the year ended December 31, 2019, respectively. As of March 31, 2020, the Company had an accumulated deficit of $560.8 million. The Company expects to continue to generate operating losses in the foreseeable future. The Company expects that its cash, cash equivalents, and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements through at least 12 months from the issuance date of these consolidated financial statements. The future viability of the Company is dependent on its ability to raise additional capital to fund its operations.
The Company expects its expenses to increase in connection with ongoing activities, particularly as the Company advances its clinical trials for its drug candidates in development and engages in efforts to support commercialization should ripretinib receive regulatory approval. Accordingly, the Company will need to obtain substantial additional funding in connection with continuing operations. If the Company is unable to raise capital when needed, or on attractive terms, it could be forced to delay, reduce, or eliminate its research or drug development programs or any future commercialization efforts. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all.
These consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.
Unaudited Interim Financial Information
These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S.) (GAAP).
The consolidated balance sheet at December 31, 2019 was derived from audited financial statements, but does not include all disclosures required by GAAP. The accompanying unaudited consolidated financial statements as of March 31, 2020 and for the three months ended March 31, 2020 and 2019 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto for the year ended December 31, 2019 included in the Company's Annual Report on Form 10-K (Form 10-K) on file with the SEC.
In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company's consolidated financial position as of March 31, 2020 and consolidated results of operations and comprehensive loss for the three months ended March 31, 2020 and 2019 and consolidated cash flows for the three months ended March 31, 2020 and 2019 have been made. The consolidated results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2020.
Other than those discussed within the section "Recently Issued Accounting Pronouncements", the significant accounting policies used in preparation of these consolidated financial statements for the three months ended March 31, 2020 are consistent with those discussed in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements in the Company's Form 10-K for the year ended December 31, 2019.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, revenue recognition, the accrual for research and development expenses, and the valuation of stock-based awards. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

Deciphera Pharmaceuticals, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

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
For periods in which the Company has reported net losses, diluted net loss per common share is the same as basic net loss per common share, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss for the three months ended March 31, 2020 and 2019.
The following potential dilutive securities, presented based on amounts outstanding at the end of each reporting period, have been excluded from the calculation of diluted net loss per share because including them would have had an anti-dilutive impact:

	As of March 31,
	2020	2019
Options to purchase common stock	7,339,747	6,713,029
Unvested time-based restricted common stock units	283,690	77,000
Unvested performance-based restricted common stock units	57,000	—
Total	7,680,437	6,790,029
Recently Issued Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) or other standard setting bodies that the Company adopts as of the specified effective date. Unless otherwise discussed below, the Company does not believe that the adoption of recently issued standards have or may have a material impact on its consolidated financial statements or disclosures.
Credit Losses
In June 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13). The FASB subsequently issued amendments to ASU 2016-13, which have the same effective date and transition date of January 1, 2020. This standard requires entities to estimate an expected lifetime credit loss on financial assets and report credit losses using an expected losses model rather than the incurred losses model that was previously used, and establishes additional disclosures related to credit risks. For available-for-sale debt securities with unrealized losses, the standard now requires allowances to be recorded instead of reducing the amortized cost of the investment. This standard limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and requires the reversal of previously recognized credit losses if fair value increases.
This standard became effective for the Company on January 1, 2020, and adoption of this standard did not have a material impact on the consolidated financial statements and related disclosures.
2. License Agreement
Zai License Agreement
In June 2019, the Company entered into a License Agreement (the Zai License Agreement) with Zai Lab (Shanghai) Co., Ltd. (Zai), pursuant to which the Company granted Zai exclusive rights to develop and commercialize ripretinib, including certain follow-on compounds (the Licensed Products), in Greater China (the Territory). The Company retains exclusive rights to, among other things, develop, manufacture, and commercialize the Licensed Products outside the Territory.
Pursuant to the terms of the Zai License Agreement, the Company received an upfront cash payment of $20.0 million and became eligible to receive up to $185.0 million in potential development and commercial milestone payments, consisting of up to $50.0 million of development milestones and up to $135.0 million of commercial milestones. In addition, during the term of the

Deciphera Pharmaceuticals, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

Zai License Agreement, Zai will be obligated to pay the Company tiered percentage royalties ranging from low to high teens on potential annual net sales of the Licensed Products in the Territory, subject to adjustments in specified circumstances.
Under the Zai License Agreement, the Company recognized revenue of $25.0 million during the second quarter of 2019, which consisted of the $20.0 million upfront payment and a $5.0 million INTRIGUE study-related development milestone payment, which the Company believed to be probable of achievement in the second quarter of 2019 and was achieved in July 2019.
No revenues were recognized under the Zai License Agreement during the three months ended March 31, 2020 or 2019.
Subject to the terms and conditions of the Zai License Agreement, Zai will be responsible for conducting the development and commercialization activities in the Territory related to the Licensed Products. Please read Note 3, License Agreement, to the consolidated financial statements in the Company's Form 10-K for the year ended December 31, 2019 for further details on the Zai License Agreement.
In February 2020, the Company entered into a Supply Agreement (the Zai Supply Agreement) with Zai, as required by terms in the Zai License Agreement, pursuant to which the Company will supply the Licensed Products to Zai for use in the Territory for clinical trials as well as commercial inventory, if ripretinib obtains regulatory approval in the Territory. Subject to the Zai Supply Agreement, costs incurred by the Company for external manufacturing services are reimbursed by Zai.
Under the Zai Supply Agreement, the Company recognized revenues of $0.1 million associated with external manufacturing services provided during the three months ended March 31, 2020. As of March 31, 2020, receivables of $0.1 million related to external manufacturing services were included within prepaid expenses and other current assets in the consolidated balance sheets.
3. Marketable Securities and Fair Value Measurements
The following tables present marketable securities by security type:

As of March 31, 2020 (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper (due within one year)	$270,577	$174	$(115)	$270,636
U.S. Government securities (due within one year)	134,685	608	—	135,293
Certificates of deposit (due within one year)	45,836	84	—	45,920
Other debt securities (due within one year)	9,987	12	—	9,999
Total	$461,085	$878	$(115)	$461,848

As of December 31, 2019 (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper (due within one year)	$314,292	$74	$(23)	$314,343
U.S. Government securities (due within one year)	78,612	48	(3)	78,657
Certificates of deposit (due within one year)	66,241	17	(2)	66,256
Total	$459,145	$139	$(28)	$459,256

Deciphera Pharmaceuticals, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

The following tables present information about the Company's financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

As of March 31, 2020 (in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$—	$93,156	$—	$93,156
U.S. Government Securities	—	21,900	—	21,900
Certificates of deposit	—	17,508	—	17,508
Commercial paper	—	16,495	—	16,495
Marketable securities:
Commercial paper	—	270,636	—	270,636
U.S. Government securities	—	135,293	—	135,293
Certificates of deposit	—	45,920	—	45,920
Other debt securities	—	9,999	—	9,999
Total	$—	$610,907	$—	$610,907

As of December 31, 2019 (in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$—	$28,192	$—	$28,192
Certificates of deposit	—	20,500	—	20,500
Marketable securities:
Commercial paper	—	314,343	—	314,343
U.S. Government securities	—	78,657	—	78,657
Certificates of deposit	—	66,256	—	66,256
Total	$—	$507,948	$—	$507,948
The table above excludes certificates of deposit totaling $2.1 million and $1.5 million as of March 31, 2020 and December 31, 2019, respectively, that the Company held to secure a letter of credit associated with a lease and to secure a credit card account. The Company increased its credit card limit and corresponding certificate of deposit in the first quarter of 2020. The certificates of deposit are Level 2 instruments and are measured at carrying value in the consolidated balance sheets in long-term investment—restricted and approximate fair value. For additional information on the letter of credit associated with a lease, please read Note 6, Leases, to the consolidated financial statements in the Company's Form 10-K for the year ended December 31, 2019.
The fair value of Level 2 instruments classified as cash equivalents and marketable securities were determined through third-party pricing services. The pricing services use many observable market inputs to determine value, including reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates, and other industry and economic events.
4. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

(in thousands)	As of March 31, 2020	As of December 31, 2019
External research and development expenses	$22,979	$20,462
Payroll and related expenses	5,331	12,902
Professional fees	3,153	3,810
Other	771	1,542
Total accrued expenses and other current liabilities	$32,234	$38,716

Deciphera Pharmaceuticals, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

5. Stock-Based Awards
The Company grants stock-based awards under its 2017 Stock Option and Incentive Plan (the 2017 Plan) and is authorized to issue common stock under its 2017 Employee Stock Purchase Plan (ESPP). The Company also has outstanding stock options under its 2015 Equity Incentive Plan but is no longer granting awards under this plan. As of March 31, 2020, 1,878,252 shares of common stock were available for issuance under the 2017 Plan. As of March 31, 2020, 1,409,433 shares of common stock were available for issuance to participating employees under the ESPP.
Stock-based compensation expense was classified in the statements of operations and comprehensive loss as follows:

	Three Months Ended March 31,
(in thousands)	2020	2019
Research and development expenses	$3,271	$1,692
Selling, general, and administrative expenses	3,723	4,537
Total stock-based compensation	$6,994	$6,229
As of March 31, 2020, total unrecognized compensation cost related to the unvested share-based awards was $102.4 million, which is expected to be recognized over a weighted average of 2.9 years. During the three months ended March 31, 2019, the Company recorded $2.4 million of stock-based compensation expense related to the modification of stock options pursuant to the transition agreement with its former President and Chief Executive Officer.
6. Commitments and Contingencies
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
Lease and Associated Letter of Credit
In April 2019, the Company amended its lease for office space at 200 Smith Street in Waltham, Massachusetts (the Premises), to add an additional 38,003 square feet of space. In addition to paying its share of operating expenses, taxes, and other expenses related to the additional leased premises, the Company will also be required to increase the amount of cash to secure its letter of credit associated with its lease at the Premises upon substantial completion. As of March 31, 2020, the Company had not been required to record an operating lease asset or any lease liabilities associated with this lease within its consolidated balance sheets or increase the amount of cash related to the letter of credit. For additional information, please read Note 6, Leases, to the consolidated financial statements in the Company's Form 10-K for the year ended December 31, 2019.
Purchase Commitments Associated with Commercial Supply Agreements
The Company has entered into commercial supply agreements related to the supply of ripretinib that require the Company to make binding forecasts for a certain amount of purchases. The related cancellation clauses would as a general matter require the Company to pay the full amount of these binding forecasts. As of March 31, 2020, the Company's contractual commitments for such obligations were $4.6 million, which are expected to be paid within one year.
Legal Proceedings
The Company is not currently a party to any material legal proceedings. At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the

Deciphera Pharmaceuticals, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

authoritative guidance that addresses accounting for contingencies. The Company expenses the costs related to its legal proceedings as they are incurred.
Indemnification Agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and senior management that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of March 31, 2020 or December 31, 2019.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Form 10-Q and our Annual Report on Form 10-K (Form 10-K) for the year ended December 31, 2019 on file with the SEC. Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-Q, including information with respect to our plans and strategy for our business, includes forward looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the "Risk Factors" section of this Form 10-Q, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis.
Overview
We are a clinical-stage biopharmaceutical company focused on improving the lives of cancer patients by tackling key mechanisms of drug resistance that limit the rate and/or durability of response to existing cancer therapies. Our small molecule drug candidates are directed against an important family of enzymes called kinases, known to be directly involved in the growth and spread of many cancers. We use our deep understanding of kinase biology together with a proprietary chemistry library to purposefully design compounds that maintain kinases in a "switched off" or inactivated conformation. These investigational therapies comprise tumor-targeted agents designed to address therapeutic-resistance-causing mutations and immuno-targeted agents designed to control the activation of immunokinases that suppress critical immune system regulators, such as macrophages. We have used our platform to develop a diverse pipeline of tumor-targeted and immuno-targeted drug candidates designed to improve outcomes for patients with cancer by improving the quality, rate, and/or durability of their responses to treatment that includes three clinical-stage, one preclinical-stage, and one research-stage program. We wholly own all of our drug candidates with the exception of a development and commercialization out-license agreement for our lead drug candidate, ripretinib, in the Greater China region.
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
On June 11, 2018, we issued and sold 4,300,000 shares of our common stock in a follow-on public offering at a public offering price of $40.00 per share, resulting in net proceeds of $161.0 million after deducting underwriting discounts and commissions and other offering expenses. On June 20, 2018, we issued and sold an additional 645,000 shares of our common stock at the public offering price of $40.00 per share, pursuant to the underwriters' full exercise of their option to purchase additional shares of common stock, resulting in additional net proceeds of $24.3 million after deducting underwriting discounts and commissions.
On August 19, 2019, we issued and sold 10,810,810 shares of our common stock in a follow-on public offering at a public offering price of $37.00 per share, resulting in net proceeds of $375.4 million after deducting underwriting discounts and commissions and other offering expenses. On September 3, 2019, we issued and sold an additional 1,621,621 shares of our common stock at the public offering price of $37.00 per share, pursuant to the underwriters' full exercise of their option to purchase additional shares of common stock, resulting in additional net proceeds of $56.4 million after deducting underwriting discounts and commissions.
On February 19, 2020, we issued and sold 3,181,818 shares of our common stock in a follow-on public offering at a public offering price of $55.00 per share, resulting in net proceeds of $163.7 million after deducting underwriting discounts and commissions and other offering expenses. On February 25, 2020, we issued and sold an additional 477,272 shares of our common stock at the public offering price of $55.00 per share, pursuant to the underwriters' full exercise of their option to purchase additional shares of common stock, resulting in additional net proceeds of $24.7 million after deducting underwriting discounts and commissions.

Prior to our IPO, we had funded our operations primarily with proceeds from the sales of preferred shares, proceeds from the issuance of convertible notes, payments received under a concluded collaboration agreement, borrowings under a repaid construction loan and research, and development grants from the Kansas Bioscience Authority (KBA).
Since our inception, we have incurred significant operating losses. Our ability to generate product revenues sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our drug candidates. Our net loss was $72.8 million for the three months ended March 31, 2020 and $192.3 million for the year ended December 31, 2019. As of March 31, 2020 we had an accumulated deficit of $560.8 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect that our expenses and capital requirements will increase in connection with our ongoing activities, particularly as we:
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
We will not generate revenue from product sales unless and until we successfully complete clinical development and obtain regulatory approval for our drug candidates. As we continue to seek regulatory approval for our drug candidates, including ripretinib, we expect to incur significant expenses related to developing and maintaining our internal commercialization capability to support product sales, marketing, and distribution except to the extent we enter into a commercialization partnership that covers such expenses. Further, we expect to incur additional costs associated with continuing to operate as a public company.
As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or additional licensing arrangements. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as, and when, needed, we may have to significantly delay, scale back, or discontinue the development and commercialization of one or more of our drug candidates.
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
As of March 31, 2020, we had cash, cash equivalents, and marketable securities of $691.5 million. We believe that our cash, cash equivalents, and marketable securities as of March 31, 2020, will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2022. This excludes any potential milestone payments, royalty payments, or payments for external manufacturing services, if any, that we may receive pursuant to our license and supply agreements with Zai. For additional information, please read the "Liquidity and Capital Resources" section included below.
Recent Developments
Equity Offering
In February 2020, the Company issued and sold 3,659,090 shares of its common stock in a follow-on public offering at a public offering price of $55.00 per share, resulting in net proceeds of $188.4 million after deducting underwriting discounts and commissions and other offering expenses. For additional information, please read the "Overview" section included above.
Coronavirus (COVID-19)
The extent to which the COVID-19 pandemic, or the future outbreak of any other highly infectious or contagious diseases, may impact our business, including our preclinical studies, clinical trial operations, or future commercialization efforts will depend on future developments, which are highly uncertain and cannot be predicted at this time, including the scope, severity, and duration of such pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. The rapid development and fluidity of this situation precludes any prediction as to the full impact of the COVID-19 pandemic but it could have a material adverse effect on our business, financial condition, and results of operations. The COVID-19 pandemic may also have the effect of heightening the risks to which we are subject, including various aspects of our preclinical studies and ongoing clinical trials, the reliance on third parties in our supply chain for materials and manufacturing of our drug candidates for our clinical trials and potential commercial launch, disruptions in health regulatory agencies' operations globally, the volatility of our common stock, and our ability to access capital markets, and our ability to successfully launch, commercialize, and generate revenue from a potential product launch.
We are actively monitoring the evolving impact of COVID-19 on our business operations in an effort to mitigate interruption to our clinical programs, research efforts, and other business activities and to ensure the safety and well-being of our employees, as well as the physicians and patients participating in our clinical studies. Because COVID-19 infections have been reported throughout the U.S. and worldwide, certain national, state, and local governmental authorities have issued orders, proclamations, and/or directives aimed at minimizing the spread of COVID-19. Additional, more restrictive orders, proclamations, and/or directives may be issued in the future. As a result of these developments, in early March 2020, we began precautionary measures to protect the health and safety of our employees, partners, and patients during the COVID-19 pandemic, including the adoption of a work-from-home policy for our employees with limited exceptions for certain business-critical activities including ongoing laboratory research activities. For business-critical employees, we have implemented appropriate safety measures designed to comply with federal, state, and local guidelines.
In addition, we are actively monitoring risks associated with potential interruptions to our clinical studies due to the impact of COVID-19 and are in frequent communication with clinical study sites and contract research organizations (CROs). Some clinical trial sites have imposed restrictions on site visits by sponsors and CROs, initiation of new trials, patient visits, and new patient enrollment as a result of COVID-19. While all of our studies remain open for enrollment, we have provided guidance to our clinical trial sites that new patient enrollment may occur at sites where resources allow these patients to be safely enrolled and closely monitored and some sites have temporarily paused enrollment of new patients. In addition, we are working closely with our study sites and CROs to allow for utilization of remote and local assessments, such as televisits, in accordance with recent FDA guidance, as well as to ensure availability of study drug for patients. While study activities are continuing in the clinical trials we have underway in sites across the globe, we cannot guarantee that COVID-19 precautions, or the impact of the pandemic, will not directly or indirectly affect the expected timelines for some of our clinical trials.
At this stage of the COVID-19 pandemic, the operating environment remains fluid and uncertain, and our outlook is based on the assumption that the most severe impacts are of a short-term nature over the next few months, rather than a prolonged and sustained disruption to everyday life.
As of this time, while there has been a slowdown in patient enrollment in the current environment, we currently expect to achieve our previously stated clinical milestones in the second half of 2020, including:
•full enrollment in our Phase 3 INTRIGUE study in second-line GIST patients;
•updated clinical data for DCC-3014 from the dose escalation portion of the study in patients with tenosynovial giant cell tumor (TGCT), and both of the Phase 1b/2 studies in our rebastinib program;
•selection of a Phase 2 dose for DCC-3014 and opening the expansion portion of the study in TGCT patients; and

•filing of an IND for DCC-3116, our ULK kinase inhibitor.
In addition, we believe we have commercial drug supply sufficient to support the potential launch of ripretinib in fourth-line GIST. Based on current inventories and plans, we do not anticipate any COVID-19-related supply interruptions to our clinical programs at this time.
Given the evolving landscape, we have also been preparing for a potential launch of ripretinib in a healthcare environment with limited to no physical, in-person promotional activities and therefore we have been preparing for the possible need to launch and promote using a virtual interaction model, if necessary.
The full significance of the impact of the COVID-19 outbreak on our business and the duration for which it may have an impact cannot be determined at this time.
Ripretinib Development Update
We are studying our lead drug candidate, ripretinib, in INTRIGUE, our ongoing Phase 3 study, to evaluate ripretinib compared to sunitinib in 426 patients in second-line GIST, and in an ongoing Phase 1 trial in patients with multiple advanced malignancies, including GIST. In December 2019, we submitted a NDA to the FDA for ripretinib, for the treatment of patients with advanced GIST who have received prior treatment with imatinib, sunitinib, and regorafenib. Our NDA is based on positive results from our first Phase 3 study, INVICTUS, in fourth-line and fourth-line plus GIST patients, for whom there are currently no approved therapies in the U.S. other than avapritinib which is approved for GIST patients with PDGFRα exon 18 mutations only (estimated to be approximately 6% of all patients with newly-diagnosed GIST).
In February 2020, the FDA accepted our NDA for ripretinib for the treatment of patients with fourth-line and fourth-line plus GIST, granted priority review and set an action date of August 13, 2020, under the Prescription Drug User Fee Act (PDUFA).
Rebastinib Development Update
Rebastinib is an investigational, orally administered, potent, and selective inhibitor of TIE2 kinase, which plays an important role in regulating tumor angiogenesis, invasiveness, metastasis, and immunotolerance. We are currently studying rebastinib in two Phase 1b/2 studies in combination with chemotherapy, one with paclitaxel and one with carboplatin. Both studies are divided into two parts. Part 1 of each study was designed to select a combination dose of rebastinib with each chemotherapy agent. Part 2 of each study is designed as a Simon 2-stage design; in the first stage, the combinations are being evaluated in multiple solid tumor cohorts in up to 18 patients each. If there are more than four responses in a given cohort, that cohort is expanded to up to a total of 33 patients.
Rebastinib in combination with paclitaxel: In May 2020, we announced that we have observed in the paclitaxel combination study the required number of responses in both the endometrial and ovarian cancer cohorts, two of the cohorts in Part 2 of this study, triggering the expansion of enrollment in these cohorts. In addition, based on the clinical activity observed in Part 1, we have added a cohort for patients with carcinosarcoma in Part 2 of the study.
Rebastinib in combination with carboplatin: In January 2020, we activated Part 2 of this Phase 1b/2 study in combination with carboplatin. We continue to enroll patients with breast cancer, ovarian cancer, and mesothelioma in Part 2 of the study at the recommended Phase 2 dose of 50 mg twice daily (BID), which was reduced from 100 mg BID based on the observed frequency of muscular weakness in preliminary data from the ongoing Part 2 portion of the study.
Components of Our Results of Operations
Revenue
To date, we have not generated any revenue from product sales and may not generate any revenue from the sale of products in the near future, if ever. If our development efforts for our drug candidates are successful and result in regulatory approval, including ripretinib, we may generate revenue in the future from product sales. If we enter into collaboration agreements, distributor arrangements, or additional license agreements with third parties, we may generate revenue in the future from a combination of product sales or payments from collaboration, distribution, or any potential additional license agreements that we may enter into with third parties. We expect that our revenue, if any, in the near future will be derived primarily from the license agreement (the Zai License Agreement) and supply agreement (the Zai Supply Agreement) we entered into with Zai in June 2019 and February 2020, respectively, as well as any collaborations, distributor arrangements, or additional license agreements that we may enter into in the future. We cannot provide assurance as to the timing of future milestone or royalty payments or that we will receive any of these payments at all. We cannot predict if, when, or to what extent we will generate revenue from the commercialization and sale of our drug candidates. We may never succeed in obtaining regulatory approval for any of our drug candidates.
License Agreement
Pursuant to the terms of the Zai License Agreement, we received an upfront cash payment of $20.0 million and became eligible to receive up to $185.0 million in potential development and commercial milestone payments, consisting of up to $50.0 million of development milestones and up to $135.0 million of commercial milestones. In addition, during the term of the Zai License Agreement, Zai will be obligated to pay us tiered percentage royalties ranging from low to high teens on potential annual net sales of ripretinib, including certain follow-on compounds (the Licensed Products) in the Greater China region (the Territory), subject to adjustments in specified circumstances.
Under the Zai License Agreement, we recognized revenues of $25.0 million during the second quarter of 2019, which consisted of the $20.0 million upfront payment and a $5.0 million INTRIGUE study-related development milestone payment, which we believed to be probable of achievement in the second quarter of 2019 and was achieved in July 2019.
No revenues were recognized under the Zai License Agreement during the three months ended March 31, 2020 or 2019.
The next development milestone under the Zai License Agreement that we may achieve in the future would be upon the submission of the Regulatory Approval Application by Zai in the People's Republic of China for ripretinib for fourth-line GIST. If this milestone is achieved, we would be entitled to receive a $2.0 million payment.
Supply Agreement
Pursuant to the terms of the Zai Supply Agreement, costs incurred by the Company for external manufacturing services are reimbursed by Zai.
Under the Zai Supply Agreement, the Company recognized revenues of $0.1 million associated with external manufacturing services provided during the three months ended March 31, 2020.
We do not expect to recognize significant revenues associated with external manufacturing services during 2020.
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
Our direct research and development expenses are tracked on a program-by-program basis and consist primarily of external costs, such as fees paid to consultants, central laboratories, contractors, CMOs, and CROs in connection with our preclinical and clinical development activities. We do not allocate employee costs, costs associated with our proprietary kinase switch control inhibitor platform technology, or facility expenses, including depreciation or other indirect costs, to specific product development programs because these costs are deployed across multiple product development programs and, as such, are not separately classified.
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
•establishing sales, marketing, and distribution capabilities and launching commercial sales of our drug candidates, if and when approved, whether alone or in collaboration with others such as Zai, our licensee for ripretinib in the Greater China region;
•acceptance of our products, if and when approved, by patients, the medical community, and third-party payors;
•effectively competing with other therapies;
•the ability to obtain clearance or approval of companion diagnostic tests, if required, on a timely basis, or at all;
•obtaining and maintaining third-party coverage and adequate reimbursement;
•protecting and enforcing our rights in our intellectual property portfolio; and
•maintaining a continued acceptable safety profile of our products following approval.
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
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses consist primarily of salaries and related costs, including stock-based compensation for personnel in executive, legal, finance, commercial, and administrative functions. Selling, general, and administrative expenses also include direct and allocated facility-related costs as well as professional fees for legal, patent, consulting, accounting, and audit services.
We anticipate that our selling, general, and administrative expenses will increase in the future as we increase our headcount to support our continued research activities and development of our drug candidates and to support commercialization should ripretinib receive regulatory approval. We also anticipate that we will continue to incur increased accounting, audit, legal, regulatory, compliance, and investor and public relations expenses associated with growth of the business and continued operations as a public company.

Other Income (Expense)
Interest and Other Income, net
Interest income consists of interest earned on our cash, cash equivalents, and marketable securities balances. Other income, net, consists of insignificant amounts of miscellaneous income and expenses unrelated to our core operations.
Interest Expense
Interest expense for the three months ended March 31, 2019 consisted of interest expense associated with a previously outstanding construction loan from a related party. We anticipate that we will not have interest expense in 2020 as the outstanding balance of notes payable to a related party was repaid in December 2019.
Income Taxes
We are subject to typical corporate U.S. federal and state income taxation; however, we do not have net operating loss carryforwards from periods prior to October 2017 available to offset taxable income earned in future periods in which we will be treated as a corporation.
Consistent with our income tax disclosures described under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations—Components of Our Results of Operations" in our Form 10-K for the year ended December 31, 2019 on file with the SEC, as of March 31, 2020, we have not recorded any U.S. federal or state income tax benefits for either the net losses we have incurred or our earned research and orphan drug credits, due to the uncertainty of realizing a benefit from those items in the future.
Critical Accounting Policies and Significant Judgments and Estimates
Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the U.S. (GAAP). The preparation of our consolidated financial statements and related disclosures requires us to make estimates, assumptions, and judgments that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures in the consolidated financial statements. We believe that of our critical accounting policies described under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates" in our Form 10-K for the year ended December 31, 2019 on file with the SEC, the following involve the most judgment and complexity:
•revenue recognition;
•accrued research and development expenses; and
•stock-based compensation.
Accordingly, we believe the policies set forth above are critical to fully understanding and evaluating our financial condition and results of operations. If actual results or events differ materially from the estimates, judgments, and assumptions used by us in applying these policies, our reported financial condition and results of operations could be materially affected.

Results of Operations
Comparison of the Three Months Ended March 31, 2020 and 2019
The following table summarizes our results of operations for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(in thousands)	2020	2019
Revenues	$62	$—
Operating expenses:
Research and development	51,388	35,789
Selling, general, and administrative	23,936	13,236
Total operating expenses	75,324	49,025
Loss from operations	(75,262)	(49,025)
Other income (expense):
Interest and other income, net	2,455	1,654
Interest expense	—	(13)
Total other income (expense), net	2,455	1,641
Net loss	$(72,807)	$(47,384)

Operating Expenses

Research and Development Expenses
For the Three Months Ended March 31, 2020 and 2019
(in thousands)
$51,388
$3,567
$14,502
$1,292
$3,577
$5,284
$23,166
$35,789
$3,426
$7,777
$685
$3,315
$20,586
March 31, 2020
March 31, 2019
Ripretinib
Rebastinib
DCC-3014
DCC-3116
Personnel related (including stock-based compensation)
Preclinical and other

Selling, General, and Administrative Expenses
For the Three Months Ended March 31, 2020 and 2019
(in thousands)
$23,936
$4,497
$6,964
$12,475
$13,236
$1,008
$4,044
$8,184
March 31, 2020
March 31, 2019
Personnel related (including stock-based compensation)
Professional and consultant fees
Facility related and other

Research and Development Expenses
Ripretinib
For the three months ended March 31, 2020 and 2019, expenses related to our ripretinib program increased primarily as a result of an increase in manufacturing costs of $2.8 million. Manufacturing costs for the ripretinib program increased primarily as a result of increased activities to support anticipated drug requirements for commercialization and clinical trials. Clinical trial expenses for the ripretinib program decreased $0.1 million during the three months ended March 31, 2020 compared to the same period in 2019. The decrease in clinical trial expenses was primarily related to decreased costs associated with our pivotal Phase 3 trial in fourth-line and fourth-line plus GIST, INVICTUS, which we initiated in January 2018 and with respect to which we filed an NDA in December 2019, partially offset by increased costs related to our pivotal Phase 3 trial in second-line GIST, INTRIGUE, which we initiated in December 2018 and which is ongoing.
Rebastinib
For the three months ended March 31, 2020 and 2019, expenses related to our rebastinib program increased primarily as a result of an increase in clinical trial costs of $1.1 million and manufacturing costs of $0.8 million. The increase in clinical trial costs was due to our Phase 1b/2 trial of rebastinib in combination with paclitaxel, which we initiated in October 2018 and moved to Part 2 of the Phase 1b/2 trial in the second quarter of 2019, and our second Phase 1b/2 clinical trial of rebastinib in combination with carboplatin, which we initiated in January 2019 and moved to Part 2 of the Phase 1b/2 trial in January 2020. Manufacturing costs for the rebastinib program increased as a result of increased activities to support clinical trials.

DCC-3014
For the three months ended March 31, 2020 and 2019, expenses related to our DCC-3014 program increased primarily as a result of an increase in clinical trial costs of $1.0 million, an increase in manufacturing costs of $1.0 million, and an increase in preclinical costs of $0.8 million. The increase in clinical trial costs was due primarily to our ongoing dose escalation Phase 1 trial of DCC-3014 to assess the safety, tolerability, pharmacokinetics, and pharmacodynamics in patients with advanced malignancies and TGCT. Manufacturing costs for the DCC-3014 program increased as a result of increased activities to support clinical trials. The increase in preclinical costs was primarily due to ongoing studies.
DCC-3116
For the three months ended March 31, 2020 and 2019, expenses related to our DCC-3116 program increased as a result of preclinical activities, including IND-enabling studies, related to this new drug candidate, which we announced as an addition to our pipeline in June 2019.
Unallocated Expenses
For the three months ended March 31, 2020 and 2019, the increase in personnel-related costs included in unallocated expenses was primarily due to an increase in headcount and stock-based compensation expense in our research and development functions. Personnel-related costs for the three months ended March 31, 2020 and 2019 included stock-based compensation expense of $3.3 million and $1.7 million, respectively. The increase in stock-based compensation expense was primarily related to headcount increases and increased valuations of share-based awards granted to our employees. The increase in preclinical and other costs included in unallocated expenses was primarily due to increased consultant fees of $0.6 million.
We expect research and development expenses will continue to increase during 2020 as compared to 2019 as we continue to expand our clinical development activities.
Selling, General, and Administrative Expenses
For the three months ended March 31, 2020 and 2019, the increase in personnel-related costs was primarily a result of increases in headcount in our selling, general, and administrative functions. Personnel-related costs for the three months ended March 31, 2020 and 2019 included stock-based compensation expense of $3.7 million and $4.5 million, respectively. The decrease in stock-based compensation expense was primarily related to the modification of stock options pursuant to the transition agreement with our former President and Chief Executive Officer during the three months ended March 31, 2019 resulting in expense of $2.4 million, which was partially offset by increased headcount and increased valuations of share-based awards granted to our employees during the three months ended March 31, 2020. The increase in professional and consultant fees was primarily due to an increase in various advisory fees, including those related to commercialization preparedness. The increase in facility related and other costs was primarily due to increased expenses incurred in connection with our new headquarters that commenced in October 2019 and technology related costs to support the growth of the business.
We expect selling, general, and administrative expenses will continue to increase during 2020 as compared to 2019 as we continue to build our commercial organization.
Interest and Other Income, Net
For the three months ended March 31, 2020 and 2019, the increase in interest and other income, net, was primarily due to an increase in interest income earned on our invested cash, cash equivalents, and marketable securities balances resulting from our follow-on public offerings in the third quarter of 2019 and February 2020.
Liquidity and Capital Resources
Since our inception, we have incurred significant operating losses. We have generated limited revenue to date from our license and supply agreements with Zai, a concluded collaboration agreement, and research and development grants from the KBA. We have not yet commercialized any of our drug candidates and we do not expect to generate revenue from sales of any drug candidates in the near future, if at all, unless and until we obtain marketing approval for, and begin to sell, ripretinib, or our other drug candidates.
Since October 2017, when we completed the IPO of our common stock, we have issued and sold 29,203,017 shares of common stock through our initial public offering and subsequent follow-on offerings, resulting in net proceeds of $930.1 million after deducting underwriting discounts and commissions and other offering expenses.

For further details on our recent follow-on offering in February 2020, please read the "Overview" section included above.
Cash Flows
As of March 31, 2020, our principal sources of liquidity were cash, cash equivalents, and marketable securities of $691.5 million.
The following table summarizes our sources and uses of cash and cash equivalents for each of the periods presented:

	Three Months Ended March 31,
(in thousands)	2020	2019
Cash flows used in operating activities	$(80,370)	$(33,006)
Cash flows used in investing activities	(1,690)	(179,648)
Cash flows provided by financing activities	191,392	1,118
Net increase (decrease) in cash and cash equivalents	$109,332	$(211,536)
Operating Activities
During the three months ended March 31, 2020, operating activities used $80.4 million of cash, primarily resulting from our net loss of $72.8 million and cash used in changes in our operating assets and liabilities of $14.0 million, partially offset by net non-cash charges of $5.9 million, primarily resulting from share-based compensation expense of $7.0 million. Net cash used in changes in our operating assets and liabilities for the three months ended March 31, 2020 consisted primarily of a $15.3 million decrease in accounts payable and accrued expenses and other current liabilities, partially offset by a decrease in prepaid expenses and other current assets of $1.9 million. Changes in accounts payable, accrued expenses, and prepaid expenses were generally due to the timing of vendor invoicing and payments.
During the three months ended March 31, 2019, operating activities used $33.0 million of cash, primarily resulting from our net loss of $47.4 million, offset by non-cash charges of $5.8 million and cash provided by changes in our operating assets and liabilities of $8.4 million. Net cash provided by changes in our operating assets and liabilities for the three months ended March 31, 2019 consisted primarily of a $5.3 million increase in accounts payable and accrued expenses and other liabilities, partially offset by an increase in prepaid expenses and other current assets of $3.2 million. Changes in accounts payable, accrued expenses, and prepaid expenses were generally due to growth in our business.
Investing Activities
During the three months ended March 31, 2020, investing activities used $1.7 million of cash, consisting of $0.7 million to purchase property and equipment, an increase in our restricted investments by $0.6 million to increase our Company credit card limit to support the growth of the business, and $0.4 million for the net purchases of marketable securities.
During the three months ended March 31, 2019, investing activities used $179.6 million of cash, primarily consisting of $179.6 million for the net purchases of marketable securities.
Financing Activities
During the three months ended March 31, 2020, net cash provided by financing activities was $191.4 million, consisting of proceeds from our follow-on public offering in February 2020, net of underwriting discounts and commissions, of $189.2 million and the exercise of stock options of $2.6 million, partially offset by $0.4 million of payments of offering costs.
During the three months ended March 31, 2019, net cash provided by financing activities was $1.1 million, primarily consisting of proceeds from the exercise of stock options of $1.1 million.
Funding Requirements
We expect our expenses to increase in connection with our ongoing activities, particularly as we advance clinical trials for our drug candidates in development and engage in efforts to support commercialization, should ripretinib receive regulatory approval. In addition, we expect to incur additional costs associated with supporting the growth of the business and continued operations as a public company. The timing and amount of our operating expenditures will depend largely on:
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
•addition and retention of key research and development and commercial, including sales and marketing, personnel;
•our efforts to enhance operational, financial, and information management systems and hire additional personnel, including personnel to support the business;
•the costs and timing of future commercialization activities, including product manufacturing, marketing, sales, and distribution, for any of our drug candidates for which we obtain marketing approval, and advance preparations therefor;
•the legal and patent costs involved in prosecuting patent applications and enforcing patent claims and other intellectual property claims; and
•the terms and timing of any collaboration, license, distribution, or other arrangement, including the terms and timing of any upfront, milestone, and/or royalty payments thereunder.
As of March 31, 2020, we had cash, cash equivalents, and marketable securities of $691.5 million. We believe that our cash, cash equivalents, and marketable securities as of March 31, 2020, will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2022. This excludes any potential milestone payments, royalty payments, or payments for external manufacturing services, if any, that we may receive pursuant to our license and supply agreements with Zai. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.
Until such time, if ever, as we can generate substantial product revenues, we expect to finance our operations through a combination of equity offerings, debt financings, collaborations, strategic alliances, and marketing, distribution, or additional licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of existing equity holders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures, or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution, or licensing arrangements with third parties (such as our license agreement with Zai), we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or drug candidates, or grant licenses on terms that may not be favorable to us. Market volatility resulting from the COVID-19 pandemic or other factors could also adversely impact our ability to access capital as and when needed. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, limit, reduce, or terminate our research, product development, or future commercialization efforts or planning or grant rights to develop and market drug candidates that we would otherwise prefer to develop and market ourselves.
Contractual Obligations and Commitments
We have entered into commercial supply agreements related to the supply of ripretinib that require us to make binding forecasts for a certain amount of purchases. The related cancellation clauses would as a general matter require us to pay the full amount of these binding forecasts. As of March 31, 2020, our contractual commitments for such obligations were $4.6 million, which are expected to be paid within one year.
As of March 31, 2020, there have been no other material changes to our contractual obligations and commitments outside the ordinary course of business from those that were presented in our Form 10-K for the year ended December 31, 2019, which primarily consisted of our obligations under non-cancellable operating leases.
Off-Balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Recently Issued Accounting Pronouncements
A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 1, Nature of the Business and Summary of Significant Accounting Policies, to our consolidated financial statements included in this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Our cash, cash equivalents, and marketable securities as of March 31, 2020 consisted of cash, money market funds, commercial paper, certificates of deposit, U.S. government securities, and other debt securities. The primary objectives of our investment activities are to preserve principal, provide liquidity, and maximize income without significantly increasing risk. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of interest rates. Because of the short-term nature of the instruments in our portfolio, we believe that a sudden change in market interest rates would not be expected to have a material impact on our financial position or results of operations. A potential change in fair value for interest rate sensitive instruments, which include marketable securities, has been assessed on a hypothetical 100 basis point adverse movement across all maturities. As of March 31, 2020, we estimate that such hypothetical 100 basis point adverse movement would result in a hypothetical loss in fair value of approximately $4.6 million to our interest rate sensitive instruments.
We do not believe that our cash, cash equivalents, and marketable securities have significant risk of default or illiquidity. While we believe our cash, cash equivalents, and marketable securities do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value, including changes resulting from the impact of the COVID-19 pandemic. In addition, we maintain significant amounts of cash, cash equivalents, and marketable securities at one financial institution that are in excess of federally insured limits.
We contract with vendors in foreign countries. As such, we have exposure to adverse changes in exchange rates of foreign currencies associated with our foreign transactions. We believe this exposure to be immaterial. We do not hedge against this exposure to fluctuations in exchange rates.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Item 1A. Risk Factors.
Our business is subject to numerous risks. You should carefully consider the risks and uncertainties described below together with all of the other information contained in this Form 10-Q, including our consolidated financial statements and the related notes, and in our other filings with the SEC. If any of the following risks actually occur, our business, prospects, operating results and financial condition could suffer materially. In such event, the trading price of our common stock could decline and you might lose all or part of your investment.
Risks Related to Our Financial Position and Need for Additional Capital
We have incurred significant operating losses since our inception and have not generated any revenue from product sales. We expect to incur continued losses for the foreseeable future and may never achieve or maintain profitability.
Investment in pharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are a clinical-stage biopharmaceutical company that was formed and commenced operations in 2003. We have no approved products for commercial sale and have not generated any revenue from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we have never been profitable and have incurred losses in each year since inception. For the three months ended March 31, 2020 and the year ended December 31, 2019, we reported a net loss of $72.8 million and $192.3 million, respectively. As of March 31, 2020, we had an accumulated deficit of $560.8 million.
Since our inception, we have focused substantially all of our efforts and financial resources on developing our proprietary compound library, including, without limitation, the preclinical and clinical development of our drug candidates, ripretinib, DCC-3014, rebastinib, and DCC-3116, as well as our ongoing preclinical research and discovery programs. To date, we have funded our operations primarily with proceeds from the sales of our common stock in public offerings, sales of preferred shares, proceeds from the issuance of convertible notes, payments received under a concluded collaboration agreement, upfront and milestone payments received under our license agreement with Zai, borrowings under a repaid construction loan, and research and development grants from the KBA. Since our inception, we received an aggregate of $1.2 billion in net proceeds from such transactions. As of March 31, 2020, our cash, cash equivalents, and marketable securities were $691.5 million.
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
•complete all requirements for the submission of a marketing authorisation application (EU MAA) to the European Medicines Agency (EMA) and obtain marketing approval for ripretinib in the European Union (EU);
•successfully manufacture or contract with others to manufacture ripretinib and our other drug candidates;
•commercialize ripretinib, if approved, by building and deploying a sales force and marketing ripretinib in the U.S. and other jurisdictions where we receive approval, assisting our licensee, Zai, in its efforts to develop and, if approved, commercialize ripretinib in Greater China, and/or entering into additional license and/or collaboration agreements and/or distribution arrangements with third parties;
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
Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses we will incur or when, or if, we will be able to achieve profitability. If we are required by the FDA, the EMA, or other regulatory authorities to perform studies in addition to those currently expected, or if there are any delays in establishing appropriate manufacturing arrangements for, or in completing our clinical trials for, the development of any of our drug candidates, or as a result of impacts from the COVID-19 pandemic, our expenses could increase materially.
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
We believe that our cash, cash equivalents, and marketable securities as of March 31, 2020 will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2022. This excludes any potential milestone payments, royalty payments, or payments for external manufacturing services, if any, that we may receive pursuant to our license and supply agreements with Zai. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.

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
•the achievement of milestones or occurrence of other developments that trigger payments, including, without limitation, milestone or royalty payments, to us under our license agreement with Zai or any collaboration, distribution, or other license agreements that we may enter into in the future, if any;
•the costs and timing of preparing, filing, and prosecuting any patent applications, maintaining and enforcing our intellectual property rights, and defending any intellectual property-related claims;
•our ability to establish license, distributor, and/or collaboration arrangements with other biotechnology or pharmaceutical companies on favorable terms, if at all, for the development or commercialization of our drug candidates; and
•the extent to which we acquire or in-license other drug candidates, technologies, and associated intellectual property rights.
Identifying potential drug candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive, and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, our drug candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of products that we do not expect to be commercially available until the FDA approves those product candidates, if at all. Accordingly, we will need to obtain substantial additional funds to achieve our business objectives. Adequate additional funds may not be available to us on acceptable terms, or at all.
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

We have a limited operating history, have not successfully completed late-stage clinical trials for any drug candidate other than ripretinib, and have not generated revenue from product sales or profits. We may never obtain approval for any of our drug candidates or achieve or sustain profitability.
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
Our ability to generate product revenues, which we do not expect will occur unless and until the FDA approves any of our product candidates, if ever, will depend heavily on the successful development and eventual commercialization of one or more of our drug candidates. The success of our drug candidates, including ripretinib, will depend on several factors, including the following:
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

•establishing sales, marketing, and distribution capabilities and launching commercial sales of our drug candidates, if and when approved, whether alone and/or in collaboration with others, such as Zai, our licensee for ripretinib in Greater China, and building infrastructure to support such sales;
•acceptance of our products, if and when approved, by patients, the medical community and third-party payors;
•effectively competing with other therapies;
•the ability to obtain clearance or approval of companion diagnostic tests, if required, on a timely basis, or at all;
•obtaining and maintaining third-party coverage and adequate reimbursement;
•protecting and enforcing our rights in our intellectual property portfolio; and
•maintaining a continued acceptable safety profile of our products following approval.
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
Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions, or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular drug candidate or product, and our business in general. In addition, in regards to the information we publicly disclose regarding a particular study or clinical trial, such as "top-line" data, you or others may not agree with what we determine is the material or otherwise appropriate information to include in such disclosure, and any information we determine not to disclose – or to disclose at a later date, such as at a medical meeting—may ultimately be deemed significant with respect to future decisions, conclusions, views, activities, or otherwise regarding a particular drug, drug candidate, or our business. If the "top-line" data that we report differ from actual results or are interpreted differently once additional data are disclosed at a later date, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for and commercialize our drug candidates, our business, operating results, prospects, or financial condition may be harmed or our stock price may decline.

Clinical drug development involves a lengthy and expensive process. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of ripretinib and our other drug candidates.
We currently have several drug candidates in clinical development and their risk of failure is high. We are unable to predict when or if any of our drug candidates will prove effective or safe in humans or will obtain marketing approval. Before obtaining marketing approval from regulatory authorities for the sale of any drug candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our drug candidates in humans. Clinical testing is expensive, difficult to design and implement, and can take many years to complete and is uncertain as to the outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim or preliminary results of a clinical trial do not necessarily predict final results. In particular, the small number of patients in our early clinical trials may make the results of these trials less predictive of the outcome of later clinical trials. In addition, although we observed encouraging preliminary efficacy results including disease control rates, objective response rates (best response), and progression free survival in our Phase 1 trial of ripretinib, the primary objectives were to determine the safety, tolerability, and maximum tolerated dose of ripretinib and to determine a recommended Phase 2 dose and not to demonstrate efficacy. The assessments of efficacy from the Phase 1 clinical trial of ripretinib were not designed to demonstrate statistical significance and may not be predictive of the results of further clinical trials of ripretinib, including our ongoing Phase 3 clinical trial. These factors also apply to the Phase 1 and Phase 1b/2 trials for our other drug candidates. We did not observe a maximum tolerated dose in the dose escalation stage of our Phase 1 trial of ripretinib. The FDA has stated that our initiation of Phase 3 clinical trials prior to the completion of our Phase 1 trial, and with limited dose-response information at the various dose levels, may place our development program at risk if we have not identified the optimal dosing regimen.
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
•the number of patients required for clinical trials for our drug candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate, participants may drop out of these clinical trials at a higher rate than we anticipate, or the duration of these clinical trials may be longer than we anticipate, particularly in light of the COVID-19 pandemic;
•our third-party contractors, including investigators, may fail to meet their contractual obligations to us in a timely manner, or at all, due to interruptions to their business, including those impacts caused by the outbreak of COVID-19, or may fail to comply with regulatory requirements;
•we may have to suspend, change, or terminate clinical trials for our drug candidates for various reasons, including a finding that the participants are being exposed to unacceptable health risks, including potential exposure to COVID-19 in their geography;
•our drug candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators, or IRBs to suspend, change, or terminate the trials;
•unforeseen global instability, including political instability or instability from an outbreak of pandemic or contagious disease, such as COVID-19, in or around the countries in which we conduct our clinical trials or where our third-party contractors operate, could delay the commencement or rate of completion of our clinical trials, or those expected to be conducted in China under our collaboration with Zai;
•the cost of clinical trials for our drug candidates may be greater than we anticipate, particularly in light of the uncertainties associated with the outbreak of COVID-19; and

•the supply or quality of our drug candidates or other materials necessary to conduct clinical trials for our drug candidates may be insufficient or inadequate and result in delays or suspension of our clinical trials, including those caused by the COVID-19 pandemic.
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
The current pandemic of COVID-19 and the future outbreak of other highly infectious or contagious diseases, could seriously harm our research, development and potential future commercialization efforts, increase our costs and expenses and have a material adverse effect on our business, financial condition, and results of operations.
Broad-based business or economic disruptions could adversely affect our ongoing or planned research and development activities. For example, in December 2019, an outbreak of a novel strain of coronavirus originated in Wuhan, China, and has since spread to a number of other countries, including the U.S. To date, the COVID-19 pandemic has caused significant disruptions to the U.S. and global economy and has contributed to significant volatility and negative pressure in financial markets. The global impact of the outbreak is continually evolving and, as additional cases of the virus are identified, many countries, including the U.S., have reacted by instituting quarantines, restrictions on travel and mandatory closures of businesses. Certain states and cities, including where we or the third parties with whom we engage operate, have also reacted by instituting quarantines, restrictions on travel, "shelter in place" rules, restrictions on types of business that may continue to operate, and/or restrictions on the types of construction projects that may continue. For example, on March 23, 2020, the Governor of Massachusetts ordered all individuals living in the Commonwealth of Massachusetts to stay at their place of residence for an indefinite period of time (subject to certain exceptions to facilitate authorized necessary activities) to mitigate the impact of the COVID-19 pandemic.
The extent to which the COVID-19 pandemic, or the future outbreak of any other highly infectious or contagious diseases, impacts business, including our preclinical studies, clinical trial operations or future commercialization efforts will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of such pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. The rapid development and fluidity of this situation precludes any prediction as to the full impact of the COVID-19 pandemic, but it could have a material adverse effect on our business, financial condition, and results of operations, and it may have the effect of heightening many of the risks described herein, including the below.
•We are currently conducting numerous clinical studies. We believe that the COVID-19 pandemic has had, and will likely continue to have, an impact on various aspects of our ongoing clinical trials. For example, some clinical trial sites have imposed restrictions on site visits by sponsors and CROs, the initiation of new trials, and new patient enrollment to protect both site staff and patients from possible COVID-19 exposure and to focus medical resources on patients suffering from COVID-19. While all our studies remain open for enrollment, some sites in each of our studies have temporarily paused enrollment of new patients and we have provided guidance to all of our clinical trial sites that new patient enrollment may occur at sites where resources allow these patients to be safely enrolled and closely monitored.
•Other potential impacts of the COVID-19 pandemic on our clinical trials include difficulties associated with patient visits for screening enrollment and study conduct, and study monitoring, which may be paused or delayed due to changes in policies at various clinical sites, federal, state, local, or foreign laws, rules, and regulations, including closure of site access to outside monitors, quarantines, or other travel restrictions, prioritization of healthcare resources toward pandemic efforts, including diminished attention of physicians serving as our clinical trial investigators and reduced availability of site staff supporting the conduct of clinical trials, heightened exposure of patients, principal investigators, and site staff to COVID-19 if an outbreak occurs in their geography, or other reasons related to the COVID-19 pandemic. We are working closely with our study sites and CROs to allow for utilization of remote and local assessments, such as televisits, in accordance with recent FDA guidance, as well as to ensure availability of study drug for patients, but we cannot assure you these efforts will be successful or that our clinical trial activities will not be adversely affected, delayed, or interrupted by COVID-19. Despite our efforts to address these risks, some patients and clinical investigators may not be able to comply with clinical trial protocols if quarantines or travel restrictions impede movement or interrupt healthcare services or if medical resources are reallocated to focus on patients suffering from complications related to COVID-19. If patients choose to withdraw from our studies or we choose to or are required to pause enrollment and/or patient dosing or other clinical trial related activities in order to preserve health resources, protect trial participants from being exposed to unacceptable health risks or comply with other access restrictions resulting from COVID-19, our studies and related timelines may be adversely affected. It is unknown how long these pauses or disruptions could continue. In addition, other aspects of our clinical trials may be adversely affected, delayed, or interrupted if the COVID-19 pandemic continues, including, for example, site initiation, patient recruitment, availability of clinical trial materials and data analysis.
•We currently rely on third parties to, among other things, manufacture raw materials, manufacture our product candidates for our clinical trials and potential commercial launch, ship investigational drug supply for use in clinical trials or by patients, perform quality testing, and supply other goods and services to run our business. If any such third parties in our supply chain for materials are adversely impacted by restrictions resulting from the COVID-19 pandemic, including staffing shortages, production slowdowns and disruptions in delivery systems, our supply chain may be disrupted, limiting our ability to manufacture our product candidates for our clinical trials and conduct our research and development operations, or for potential commercial launch of any of our product candidates, if approved.
•We have closed our offices and requested that most of our personnel, including all of our administrative employees, work remotely, restricted on-site staff to only those personnel and contractors who must perform essential activities that must be completed on-site and limited the number of staff in any given research and development laboratory. Our increased reliance on personnel working from home may negatively impact productivity, or disrupt, delay, or otherwise adversely impact our business. In addition, this could increase our cyber security risk, create data accessibility concerns, and make us more susceptible to communication disruptions, any of which could adversely impact our business operations or delay necessary interactions with local and federal regulators, IRBs, and ethics committees, manufacturing sites, research or clinical trial sites, and other important agencies and contractors. Our business operations may be further disrupted if any of our employees, officers, or board of directors contract an illness related to COVID-19 and are unable to perform their duties.
•Our employees, and employees of third-party contractors responsible for conducting research activities may not be able to access laboratories for an extended period of time as a result of the temporary closure of such workspaces and the possibility that governmental authorities further modify current restrictions. As a result, this could delay timely completion of ongoing preclinical activities, including completion of IND-enabling studies, our ability to select future development candidates, and initiation of additional clinical trials for our other product candidates.
•Health regulatory agencies globally may experience disruptions in their operations as a result of the COVID-19 pandemic. The FDA and comparable foreign regulatory agencies may have slower response times or be under-resourced and, as a result, review, inspection, and other timelines may be materially delayed. For example, in April 2020, the FDA stated that its New Drug Program was continuing to meet program user fee performance goals, but due to many agency staff working on COVID-19 activities, it was possible that the FDA would not be able to sustain that level of performance indefinitely. It is unknown how long these disruptions could continue, were they to occur. Any elongation or de-prioritization of our clinical trials or delay in regulatory review resulting from such disruptions could materially affect the development and study of our product candidates.
•Health regulatory agencies may refuse to accept data from our clinical trials due to mitigation strategies we utilize in response to the COVID-19 pandemic and current regulatory guidance, which could delay, limit, or prevent marketing approval of a drug candidate. For example, the FDA may find our actions, including the use of televisits and local labs and physicians to conduct clinical trial activities, fail to comply with evolving regulatory guidance and may decide that our data are insufficient for approval and require additional nonclinical, clinical, or other studies.
•The trading prices for our common stock and other biopharmaceutical companies have been highly volatile as a result of the COVID-19 pandemic. As a result, we may face difficulties raising capital through sales of our common stock or such sales may be on unfavorable terms. In addition, a recession, depression, or other sustained adverse market event resulting from the COVID-19 pandemic could materially and adversely affect our business and the value of our common stock.
•If any of our drug candidates are ultimately approved, our ability to successfully launch, commercialize and generate revenue from the product may be adversely affected by the economic impact of the COVID-19 pandemic. For example, in the U.S. we plan to utilize various programs to help patients afford our products, including patient assistance programs for eligible patients. Market disruption and rising unemployment caused by the COVID-19 pandemic may lead to delays in obtaining insurance coverage and reimbursement of newly approved products as well as an increase in the numbers of uninsured patients and patients who may no longer be able to afford their co-insurance or co-pay obligations. These factors may lead to increased utilization of our patient assistance programs, which could reduce revenues.
•The recent outbreak of COVID-19 may also negatively impact our commercialization strategy for our product candidates, if approved. While we have developed a virtual sales model, if necessary, to support a potential launch of ripretinib in the U.S., hospitals and other medical institutions have limited hospital access for non-patients, which would include our sales personnel. In addition, travel restrictions due to COVID-19 would impact the ability of our sales personnel to travel to customers. Recent industry surveys suggest in-person interactions between oncologists and sales representatives has declined dramatically. As a result, we would need to limit our interactions with physicians and patients and potentially use various technology-enabled platforms for virtual engagement such as remote detailing, digital and other non-personal marketing channels, telemedicine, and social media. These circumstances may adversely affect the ability of our sales professionals to effectively market our product, if approved, to physicians, which may have a negative impact on our potential sales and our market penetration. In addition, patient visits with physicians in specialties such as oncology have decreased as a result of COVID-19, due to travel restrictions and/or fear of exposure to the virus, which could have a material adverse impact on new patient starts and overall patient treatment volume.
While it is not possible at this time to estimate the entirety of the impact that the COVID-19 pandemic will have on our business or operations, the continued spread of COVID-19, measures taken by governments, actions taken to protect employees, and the broad impact of the pandemic on all business activities may materially and adversely affect our preclinical activities, clinical development progress, data and timelines, potential commercialization efforts including any potential revenue from sales, supply chain continuity, and general business operations, and our business, prospects, financial condition, and results of operations could be materially harmed as a result.
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
We have scaled up our manufacturing process for ripretinib in anticipation of greater drug requirements for commercialization, if we obtain regulatory approval. If we are unable to manufacture sufficient quantities of ripretinib in a timely and cost-efficient manner to meet commercial demand, our business and results of operations will be harmed.
In addition, we may:
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
We may not be able to initiate or continue clinical trials for our drug candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside of the U.S., or our clinical trials may be delayed if enrollment is slowed or paused due to health considerations or access restrictions resulting from COVID-19 or other factors. In particular, the majority of the GIST patients we have enrolled in our Phase 1 trial of ripretinib have been fourth-line or later GIST patients. However, we have enrolled a limited number of second-line GIST patients in our Phase 1 trial and are now enrolling second-line GIST patients in our second Phase 3 trial. We cannot predict how difficult it will be to enroll and retain GIST patients for current and future trials in earlier lines of therapy such as second-line GIST where alternative therapies already are approved.
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
•the burden on patients due to inconvenient procedures and visits, in particular in light of considerations surrounding COVID-19;
•diversion of healthcare resources as a result of COVID-19, and the availability of qualified investigators to conduct clinical trials during the COVID-19 pandemic;
•the ability to monitor patients adequately during and after treatment, in particular in light of travel restrictions, access restrictions to medical institutions, and the impact of social distancing guidelines as a result of COVID-19; and

•the proximity and availability of clinical trial sites for prospective patients, and the ability of patients to travel to study sites during the COVID-19 pandemic.
If we experience higher than expected drop-out rates for an event-driven study, as we have recently experienced with our INTRIGUE study, we may choose to increase the total number of patients in the study to strengthen the ability to achieve the pre-specified number of events. Other factors in slower than expected enrollment may include recruitment challenges for indications that are difficult to diagnose and/or treat where the population is small and dispersed and other competing trials are recruiting simultaneously. For example, we have experienced these challenges in our Phase 1 ripretinib expansion cohort for systemic mastocytosis, other than indolent systemic mastocytosis (such subgroups of systemic mastocytosis are herein referred to as SM). Our inability to enroll a sufficient number of patients for our clinical trials would result in significant delays and could require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials may result in increased development costs for our drug candidates, which would cause significant harm to our financial position, adversely impact our stock price, and impair our ability to raise capital.
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
Because we have limited financial and managerial resources, we focus on research programs and drug candidates that we identify for specific indications. As a result, we may forego or delay pursuit of opportunities with other drug candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and drug candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular drug candidate, we may relinquish valuable rights to that drug candidate through collaboration, distributor, licensing, or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such drug candidate.
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
•the availability and timeliness of third-party payor coverage and adequate reimbursement;
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
If we and/or our licensees are unable to successfully establish sales and marketing capabilities, we or our licensees may not be successful in commercializing our drug candidates if and when they are approved.
We have only recently established our sales and marketing infrastructure and have no experience in the sale, marketing, or distribution of biopharmaceutical products. To achieve commercial success for any product for which we obtain marketing approval, we will need to successfully establish sales, marketing, and distribution capabilities, either ourselves or through collaboration, licensing, distribution, or other arrangements with third parties. In addition, our licensee for ripretinib for Greater China is building a sales and marketing infrastructure but currently has limited experience in sales, marketing, and distribution of a commercial product.
We continue to build our own focused, specialized sales and marketing organization in the U.S. Outside of the U.S., in addition to our existing ripretinib license to Zai for Greater China, we are currently exploring selectively establishing partnerships in markets outside the U.S. to support the commercialization of drug candidates for which we obtain marketing approval and that can be commercialized with such capabilities, and we are currently exploring the possibility of building our own sales capabilities in Europe as an alternative to partnering.
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
•our inability to raise financing necessary to continue to build our commercialization infrastructure;
•the inability of sales personnel to obtain access to physicians or educate physicians about the benefits, safety, and effectiveness of any future approved products, in particular in light of current restrictions on in-person access to medical institutions and personnel and other significant disruptions to the healthcare system and community due to COVID-19;
•the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and

•unforeseen costs and expenses associated with creating an independent sales and marketing organization.
As a result of any potential partnerships in markets outside of the U.S., or if we are unable to successfully establish our own sales and marketing capabilities in the U.S. and instead enter into arrangements with third parties to perform these services, our product revenues and our profitability, if any, are likely to be lower than if we were to market and sell any products that we develop ourselves. In addition, we may not be successful in entering into arrangements with third parties to market and sell our drug candidates or may be unable to do so on terms that are acceptable to us. We likely will have little control over such third parties, and any of these third parties may fail to devote the necessary resources and attention to develop (as necessary in the relevant jurisdiction), sell, and market our products effectively. If we do not establish sales and marketing capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing any of our drug candidates for which we receive marketing approval.
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
Specifically, there are a large number of pharmaceutical and biotechnology companies developing or marketing treatments for cancer that would be competitive with the drug candidates we are developing, if our drug candidates are approved. Many of these companies are developing cancer therapeutics that are also kinase inhibitors. Although there are currently marketed drugs that have activity in GIST through their targeting of primary and secondary KIT mutants, other than avapritinib for GIST PDGFRα exon 18 mutations only, no currently marketed drug directly targets certain secondary resistance mutations in KIT and PDGFRα, and no currently marketed drug provides coverage of all KIT and PDGFRα mutants. With respect to ripretinib, there are a number of large pharmaceutical companies and biotechnology companies marketing small molecule drugs or biologic drugs for the treatment of GIST, including Blueprint Medicines Corporation (BMC), Novartis AG (Novartis), Pfizer, Inc. (Pfizer), and Bayer AG. We are also aware of pharmaceutical and biotechnology companies developing drugs for the treatment of GIST and/or SM including AB Sciences S.A., Allakos Inc., ARIAD Pharmaceuticals, Inc., a wholly owned subsidiary of Takeda Pharmaceuticals U.S.A., Arog Pharmaceuticals, Inc., BMC, Bristol-Myers Squibb Company (BMS), Celldex Therapeutics, Inc., Exelixis, Inc., Ningbo Tai Kang Medical Technology Co. Ltd., Novartis, Plexxikon Inc., a wholly owned subsidiary of Daiichi Sankyo Company, Limited (Plexxikon), Taiho Pharmaceutical Co. Ltd, and Xencor, Inc. Some of these competitors are further along in their clinical development programs than we are in ours. Further, there are numerous companies marketing or developing antibodies and small molecules targeting colony stimulating factor receptor 1 (CSF1R), inhibitors that we are seeking to target with our DCC-3014 program, including Abbisko Therapeutics Co., Ltd., Amgen, Inc. (Amgen), BMS, Daiichi Sankyo Company, Limited, Eli Lilly and Company (Eli Lilly), Five Prime Therapeutics, Inc. (Five Prime), LifeMax Laboratories, Inc., Novartis, Pfizer, Roche Holding Ltd. (Roche), and Syndax Pharmaceuticals, Inc. (Syndax). In addition, while we believe that rebastinib, a TIE2 inhibitor, is a novel molecule, we believe we may face competition from drug candidates in clinical trials that are not TIE2 inhibitors, but aim to achieve similar effects on the immune system. These include small molecule drug candidates in clinical trials from BMS, Novartis, Plexxikon, and antibody therapeutics from Amgen, Eli Lilly, Roche, Five Prime, Novartis, Pfizer, and Syndax.
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
•licensees and/or collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial, or abandon a drug candidate, repeat, or conduct new clinical trials, or require a new formulation of a drug candidate for clinical testing;
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
•the existence of uncertainty with respect to our ownership of technology or other rights, which can exist if there is a challenge to such ownership without regard to the merits of the challenge; and
•industry and market conditions generally, including due to the impact of COVID-19.
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
We may not be able to negotiate licenses, collaborations, or distribution arrangements on a timely basis, on acceptable terms, or at all. If we are unable to do so, we may have to curtail the development of such drug candidate, reduce, or delay one or more of our other development programs, delay the potential commercialization, or reduce the scope of any sales or marketing activities for such drug candidate, or increase our expenditures and undertake development, manufacturing, or commercialization activities at our own expense. If we elect to increase our expenditures to fund development, manufacturing, or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms, or at all. If we do not have sufficient funds, we may not be able to further develop our drug candidates or bring them to market and generate product revenue.
We rely, and expect to continue to rely, on third parties to conduct our clinical trials and preclinical studies, and those third parties may not perform satisfactorily, or may experience delays in performing these services, including failing to meet deadlines for the completion of such trials or studies.
We currently rely on various third-party CROs to conduct our ongoing clinical trials for ripretinib, DCC-3014, and rebastinib, and do not plan to independently conduct any clinical trials for our other drug candidates, such as DCC-3116. We expect to continue to rely on third parties, such as CROs, clinical data management organizations, medical institutions, and clinical investigators, to conduct our clinical trials. We also rely on CROs, including third-party laboratories, to conduct some of our preclinical studies. Agreements with these third parties might terminate or be amended for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements, that would delay our product development activities.
Our reliance on these third parties for research and development activities will reduce our control over these activities but will not relieve us of our responsibilities. For example, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with requirements, commonly referred to as good clinical practices (GCP), for conducting, recording, and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity, and confidentiality of trial participants are protected.
Furthermore, these third parties may have relationships with other entities, some of which may be our competitors, and have substantial other contractual obligations with their other clients. In addition, these third parties could experience business interruptions, for example in connection with COVID-19, that could hinder their ability to meet their contractual obligations to us or may delay their performance of the services they conduct for us. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical trials in accordance with regulatory requirements, applicable laws, rules and regulations, and our stated protocols, we will not be able to obtain, or may be delayed in obtaining, marketing approvals for our drug candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our drug candidates.
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
We do not own any manufacturing facilities. We produce in our research laboratories very small quantities of drug substance for evaluation in our research programs. We rely, and expect to continue to rely, on third parties for the manufacture of our drug candidates for preclinical and clinical testing, and for the future commercial manufacture of any of our drug candidates that obtain marketing approval. As a general matter, our manufacturers represent our sole source of supply. This reliance on third parties increases the risk that we will not have sufficient quantities of our drug candidates or products or such quantities at an acceptable cost or quality or in a timely manner, which could delay, prevent, or impair our development or commercialization efforts, or those of our licensees. For example, we have relied on third parties located in China to manufacture and supply certain raw materials used in our drug candidates, and we expect to continue to use such third-party manufacturers for such purposes. Although we actively manage these third-party relationships to ensure continuity, quality, and compliance with regulations, some events beyond our control, including global instability due to political unrest or from an outbreak of pandemic or contagious disease, such as COVID-19, could result in supply chain disruptions or the complete or partial failure of these manufacturing services. Any such failure or disruptions could materially adversely affect our business, financial condition, cash flows, and results of operations.
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
•the possible misappropriation of our proprietary information, including our trade secrets and know how; and
•the possible termination or nonrenewal of the agreement by the third party, including sole source suppliers, at a time that is costly or inconvenient for us.
We have only limited supply arrangements in place with respect to our drug candidates and sole source supplier arrangements for our commercial supply of drug substance, and finished drug product for ripretinib. We acquire many key materials on a purchase order basis. As a result, other than our commercial supply arrangements for our drug substance and finished drug product for ripretinib, we do not have long term supply arrangements with respect to our drug candidates and other materials. We do not currently have arrangements in place for redundant supply or a second source for drug substance or drug product. If we obtain marketing approval for ripretinib, we will rely on our sole source suppliers to manufacture all of our drug substance and finished drug product for commercialization unless and until we add additional sources. If we obtain marketing approval for any of our other drug candidates, we will need to establish an agreement for commercial manufacture with a third party. Any performance failure on the part of our existing or future manufacturers could delay clinical development, marketing approval, or commercial supply of ripretinib, if approved. If our current sole source suppliers cannot perform as agreed, or if such contract manufacturers choose to terminate their agreements with us, we would be required to replace such manufacturers. We may incur added costs, delays, and difficulties in identifying and qualifying any such replacement manufacturer or in reaching an agreement with any such alternative manufacturers.
We depend on the proprietary technology of our third-party manufacturers for certain of our drug candidates, including ripretinib. If any supplier facility does not pass a pre-approval inspection by the FDA or if the FDA finds significant deficiencies at any such facility as part of any NDA approval process for ripretinib, we will not be able to commercialize this drug candidate until the third-party manufacturer comes into compliance or we secure an agreement for another facility, which is determined to be adequate by the FDA. If the FDA requires changes to our manufacturing process or the conditions, processes, or other matters at any supplier facility as part of its response to any NDA we may submit for ripretinib, it will delay our approval. We have limited control over our third-party manufacturer's ability to make changes or respond to address any FDA concerns. The facility that our supplier of ripretinib will initially use to manufacture commercial supply of our drug candidate, if approved, has limited experience manufacturing commercial finished drug product.
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
Third-party manufacturers may not be able to comply with the FDA's current good manufacturing practice requirements (cGMP) regulations or similar regulatory requirements outside of the U.S. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, seizures or voluntary recalls of drug candidates or products, operating restrictions, and criminal prosecutions, any of which could significantly and adversely affect supplies of our products. Third-party manufacturers' failure to achieve and maintain high manufacturing standards, in accordance with applicable regulatory requirements, or the incidence of manufacturing errors, also could result in patient injury or death, product shortages, delays or failures in product testing or delivery, cost overruns, or other problems that could seriously harm our business. Third-party manufacturers often encounter difficulties involving production yields, quality control, and quality assurance, as well as shortages of qualified personnel.
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
Furthermore, the patent position of biotechnology and pharmaceutical companies generally is highly uncertain. No consistent policy regarding the breadth of claims allowed in biotechnology and pharmaceutical patents has emerged to date in the U.S. or in many foreign jurisdictions. The standards applied by the U.S. Patent and Trademark Office (USPTO) and foreign patent offices in granting patents are not always applied uniformly or predictably. In addition, the determination of patent rights with respect to pharmaceutical compounds commonly involves complex legal and factual questions, which has in recent years been the subject of much litigation. As a result, the issuance, scope, validity, enforceability, and commercial value of our patent rights are highly uncertain. Thus, we cannot offer any assurances about which, if any, patents will issue, the breadth of any such patents, whether any issued patents will be found invalid and unenforceable or will be threatened by third parties or whether any issued patents will effectively prevent others from commercializing competing technologies and drug candidates.
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
Filing, prosecuting, and defending patents with respect to our drug candidates in all countries throughout the world would be prohibitively expensive, and the laws of foreign countries may not protect our rights to the same extent as the laws of the U.S. The requirements for patentability may differ in certain countries, particularly in developing countries. In addition, our intellectual property license agreements may not always include worldwide rights. Consequently, competitors and other third parties may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we may obtain patent protection, but where patent enforcement is not as strong as that in the U.S. These products may compete with our products in jurisdictions where we do not have any issued or licensed patents or where any future patent claims or other intellectual property rights may not be effective or sufficient to prevent them from competing with us, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.
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
Given the amount of time required for the development, testing, and regulatory review of new drug candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. Depending upon the timing, duration, and other factors relating to any FDA marketing approval we receive for any of our drug candidates, one or more of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Act. We expect to seek extensions of patent terms in the U.S. and, if available, in other countries where we are prosecuting patents. In the U.S., the Hatch-Waxman Act permits a patent term extension of up to five years beyond the normal expiration of the patent as compensation for patent term lost during the regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended, and the application for the extension must be submitted prior to the expiration of the patent. However, the applicable authorities, including the FDA and the USPTO in the U.S., and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available for our patents, may refuse to grant extensions to our patents, or may grant more limited extensions than we request. We may not be granted an extension because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents, or otherwise failing to satisfy applicable requirements. If we are unable to obtain patent term extension or the term of any such extension is less than we request, our competitors and other third parties may be able to obtain approval of competing products following our patent expiration and take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case. Any of the foregoing would have a material adverse effect on our business, financial condition, results of operations, and prospects.
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
If we fail to comply with our obligations under any license, collaboration, or other agreement, we may be required to pay damages and could lose intellectual property rights that are necessary for developing and protecting our drug candidates.
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
In addition, our present and future licenses, collaborations, and other intellectual property related agreements, are likely to impose various development, commercialization, funding, milestone, royalty, diligence, sublicensing, insurance, patent prosecution and enforcement, or other obligations on us. If we breach any of these obligations, or use the intellectual property licensed to us in an unauthorized manner, we may be required to pay damages and our licensors may have the right to terminate the license. If our license or other intellectual property related agreements are terminated, we may be required to cease developing and commercializing drug candidates that are covered by the licensed intellectual property. Disputes may arise regarding intellectual property subject to a licensing, collaboration, or other agreement, including:
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
The process of obtaining marketing approvals, both in the U.S. and abroad, is expensive, may take many years if additional clinical trials are required, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity, and novelty of the drug candidates involved. For example, while we conducted only one pivotal Phase 3 trial for our NDA filing in fourth-line and fourth-line plus GIST, and we plan to conduct only one pivotal Phase 3 trial for second-line GIST, for a single randomized trial to support a NDA, the trial must be well-designed, well-conducted, with a favorable risk/benefit ratio, and provide statistically persuasive efficacy findings so compelling that a second trial would be unethical or practically impossible to repeat. Further, changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional nonclinical, clinical, or other studies. In addition, varying interpretations of the data obtained from nonclinical and clinical testing could delay, limit, or prevent marketing approval of a drug candidate. Any marketing approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable. If we experience delays in obtaining approval or if we fail to obtain approval of our drug candidates, the commercial prospects for our drug candidates may be harmed and our ability to generate revenues will be materially impaired.
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
Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the approval of another marketing application for the same drug for the same indication for that time period. The applicable period is seven years in the U.S. and ten years in Europe. Orphan drug exclusivity may be lost if the FDA or the EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. In addition, the FDA can subsequently approve a marketing application for the same drug, or a product with the same active moiety, for treatment of the same disease or condition if it concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. The FDA also can approve a different drug for the same orphan indication, or the same drug for a different indication, during the orphan exclusivity period.
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
A Breakthrough Therapy Designation (BTD) by the FDA for our drug candidates, including ripretinib, may not lead to a faster development or regulatory review or approval process, and it does not increase the likelihood that our drug candidates will obtain marketing approval.
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

In December 2019, we submitted a NDA to the FDA for ripretinib for the treatment of patients with GIST who have received prior treatment with imatinib, sunitinib, and regorafenib. The NDA is being reviewed under the RTOR pilot program. In February 2020, the FDA accepted our NDA for ripretinib for the treatment of patients with advanced GIST, granted priority review and set an action date of August 13, 2020, under the PDUFA. In December 2019, we filed a NDS with Health Canada, and a AUS MAA with the TGA in Australia, for ripretinib in advanced GIST, under Project Orbis. Both the NDS and the AUS MAA have received priority review. Acceptance into the RTOR pilot program and Project Orbis initiative does not guarantee or influence approvability of our NDA, NDS, and AUS MAA for ripretinib in advanced GIST, which are subject to the standard benefit-risk evaluation by the FDA, and the review standards of Health Canada and the TGA, and we may not derive any benefit from inclusion in these programs, including, but not limited to, a more efficient review process compared to drugs considered for approval under conventional FDA procedures. These programs are not formal regulatory pathways and may be changed, suspended, or halted at any time, including, without limitation, because the FDA decides not to continue these programs, or because the FDA determines that our application no longer meets its criteria for inclusion in one or both of these programs.
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
Although priority review designation and the RTOR pilot program and Project Orbis initiative, and other designations we may receive or programs we may participate in, are intended to expedite the review and approval of drug candidates, they do not ensure that marketing approval will be granted in a particular timeframe, or at all. The FDA and other regulatory authorities have broad discretion whether or not to grant designations for expedited review or include drug candidates within various programs, and, even if we or our partners believe a particular drug candidate is eligible for these designations or programs, we cannot assure you that such authority would agree. Even though the FDA has granted priority review designation for our NDA for ripretinib, and even if we or our partners receive such designations or our drug candidates are eligible for inclusion in expedited review programs in the future, we may not experience a faster development, review, or approval process compared to conventional procedures. Furthermore, these designations and programs do not change the scientific and medical standard for approval or the quality of evidence necessary to support approval. As a result, applications for drug candidates granted priority review or other expedited review designations or subject to these various programs may be denied based on study data, study design, or other factors.
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
Healthcare providers, physicians, and third-party payors will play a primary role in the recommendation and prescription of any drug candidates for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell, and distribute any products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations, include the following:
•the federal Anti-Kickback Statute which prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving, or providing remuneration (including any kickback, bribe, or rebate), directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Violations are subject to civil and criminal fines and penalties for each violation, plus up to three times the remuneration involved, imprisonment, and exclusion from government healthcare programs. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers, on the one hand, and prescribers, purchasers, and formulary managers, on the other. Although there are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, the exceptions and safe harbors are drawn narrowly. Practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases, or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all of its facts and circumstances;
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
•the federal Physician Payments Sunshine Act (Sunshine Act), created under the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the ACA), and its implementing regulations, which require manufacturers of drugs, devices, biologicals, and medical supplies for which payment is available under Medicare, Medicaid, or the Children's Health Insurance Program (with certain exceptions) to report annually to the U.S. Department of Health and Human Services (HHS) under the Open Payments Program, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors), and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Effective January 1, 2022, these reporting obligations will extend to include transfers of value made to certain non-physician providers such as physician assistants and nurse practitioners. In addition, many states also require the reporting of payments or other transfers of value. Many of these state laws differ from each other in significant ways, are often not pre-empted, and may have a more prohibitive effect than the Sunshine Act, thus further complicating compliance efforts; and
•analogous state and foreign laws and regulations, such as state and foreign anti-kickback, false claims, consumer protection, and unfair competition laws which may apply to pharmaceutical business practices, including but not limited to, research, distribution, sales, and marketing arrangements as well as submitting claims involving healthcare items or services reimbursed by any third-party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry's voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government that otherwise restricts payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to file reports with states regarding pricing and marketing information, such as the tracking and reporting of gifts, compensations, and other remuneration and items of value provided to healthcare professionals and entities; state and local laws requiring the registration of pharmaceutical sales representatives; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and are often not pre-empted by HIPAA, thus complicating compliance efforts.
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
Regulators globally are also imposing greater monetary fines for privacy violations. For example, in 2016, the EU adopted a new regulation governing data practices and privacy called the General Data Protection Regulation (GDPR) which became effective on May 25, 2018. The GDPR applies to any company established in the EU as well as to those outside the EU if they collect and use personal data in connection with the offering of goods or services to individuals in the EU or the monitoring of their behavior. The GDPR enhances data protection obligations for processors and controllers of personal data, including, for example, expanded disclosures about how personal information is to be used, limitations on retention of information, mandatory data breach notification requirements, and onerous new obligations on services providers. Non-compliance with the GDPR may result in monetary penalties of up to €20 million or 4% of worldwide revenue, whichever is higher. Notably, on January 21, 2019, Google was fined almost $57 million by French regulators for violating GDPR. The GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of personal data, such as healthcare data or other sensitive information, could greatly increase our cost of providing our products and services or even prevent us from offering certain services in jurisdictions that we may operate in. The GDPR may increase our responsibility and liability in relation to personal data that we process where such processing is subject to the GDPR, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, including as implemented by individual countries. Compliance with the GDPR will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European activities. Further, the United Kingdom's (U.K.) decision to leave the EU, often referred to as Brexit, has created uncertainty with regard to data protection regulation in the U.K. In particular, it is unclear how data transfers to and from the U.K. will be regulated now that the U.K. has left the EU.
In the U.S., to help patients afford our products, if approved, we plan to have various programs to assist them, including patient assistance programs and co-pay coupon programs for eligible patients. Government enforcement agencies have shown increased interest in pharmaceutical companies' product and patient assistance programs, including reimbursement support services, and a number of investigations into these programs have resulted in significant civil and criminal settlements. In addition, at least one insurer has directed its network pharmacies to no longer accept co-pay coupons for certain specialty drugs the insurer identified. Our co-pay coupon programs could become the target of similar insurer actions. In addition, in November 2013, the Centers for Medicare & Medicaid Services (CMS) issued guidance to the issuers of qualified health plans sold through the ACA's marketplaces encouraging such plans to reject patient cost-sharing support from third parties and indicating that the CMS intends to monitor the provision of such support and may take regulatory action to limit it in the future. The CMS subsequently issued a rule requiring individual market qualified health plans to accept third-party premium and cost-sharing payments from certain government-related entities. In September 2014, the Office of Inspector General (OIG) of HHS issued a Special Advisory Bulletin warning manufacturers that they may be subject to sanctions under the federal anti-kickback statute and/or civil monetary penalty laws if they do not take appropriate steps to exclude Medicare Part D (Part D) beneficiaries from using co-pay coupons. Accordingly, companies exclude these Part D beneficiaries from using co-pay coupons. It is possible that changes in insurer policies regarding co-pay coupons and/or the introduction and enactment of new legislation or regulatory action could restrict or otherwise negatively affect these patient support programs, which could result in fewer patients using affected products, and therefore could have a material adverse effect on our sales, business, and financial condition.
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
There is also significant uncertainty related to the insurance coverage and reimbursement of newly approved products and coverage may be more limited than the purposes for which the medicine is approved by the FDA or comparable foreign regulatory authorities. In the U.S., the principal decisions about reimbursement for new medicines are typically made by the CMS, an agency within HHS. The CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare and private payors tend to follow the CMS to a substantial degree. Although Part D prescription drug formularies must include drugs within each therapeutic category and class of covered Part D drugs, they have some flexibility to establish those categories and classes and are not required to cover all of the drugs in each category or class. Part D prescription drug plans may use formularies to limit the number of drugs that will be covered in any therapeutic class and/or impose differential cost sharing or other utilization management techniques. No uniform policy of coverage and reimbursement for products exists among third-party payors and coverage and reimbursement levels for products can differ significantly from payor to payor. As a result, the coverage determination process is often a time consuming and costly process that may require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. It is difficult to predict what the CMS will decide with respect to reimbursement for fundamentally novel products such as ours, as there is no body of established practices and precedents for these new products. Reimbursement agencies in Europe may be more conservative than the CMS. For example, a number of cancer drugs have been approved for reimbursement in the U.S. and have not been approved for reimbursement in certain European countries. Moreover, eligibility for reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale, and distribution. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. Our inability to promptly obtain coverage and profitable payment rates from both government-funded and private payors for any approved products we may develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize drug candidates, and our overall financial condition.
Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the U.S. Our inability to promptly obtain coverage and profitable reimbursement rates from third-party payors for any approved products that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products, and our overall financial condition.
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
The ACA requires pharmaceutical manufacturers of branded prescription drugs to pay a branded prescription drug fee to the federal government. Each such manufacturer is required to pay a prorated share of the branded prescription drug fee of $4.1 billion in 2018 and $2.8 billion in each year thereafter, based on the dollar value of its branded prescription drug sales to certain federal programs identified in the law. The ACA also expanded the Public Health Service's 340B Drug Pricing Program (the 340B program (described below)), to include additional types of covered entities. If we receive FDA approval of ripretinib, or any of our drug candidates, we will participate in the 340B program. Federal law requires that any company that participates in the Medicaid rebate program also participate in the 340B program in order for federal funds to be available for the manufacturer's drugs under Medicaid. The 340B program requires participating manufacturers to agree to charge statutorily defined covered entities no more than the 340B "ceiling price" for the manufacturer's covered outpatient drugs. In addition, in order to be eligible to have its products paid for with federal funds under the Medicaid programs and purchased by certain federal grantees and agencies, a manufacturer also must participate in the Department of Veterans Affairs Federal Supply Schedule (FSS) pricing program, established by Section 603 of the Veterans Health Care Act of 1992. Under this program, the manufacturer is obligated to make products available for procurement on an FSS contract and charge a price to four federal agencies—the Department of Veterans Affairs, the Department of Defense, the Public Health Service, and the Coast Guard—that is at least 24% less than the Non-Federal Average Manufacturing Price (non-FAMP) for the prior fiscal year.
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
•an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program (MDRP);
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
Some of the provisions of the ACA have yet to be fully implemented, while certain provisions have been subject to reform through legislation and Executive Orders of the current U.S. presidential administration and to judicial challenges. In 2012, the U.S. Supreme Court heard challenges to the constitutionality of the individual mandate and the viability of certain provisions of the ACA. The Supreme Court's decision upheld most of the ACA and determined that requiring individuals to maintain "minimum essential" health insurance coverage or pay a penalty to the Internal Revenue Service was within Congress's constitutional taxing authority. However, as a result of tax reform legislation enacted into law in late December 2017, the individual mandate has been eliminated, effective January 1, 2019. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas (the Texas District Court Judge) ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Cuts and Jobs Act of 2017 (TCJA), the remaining provisions of the ACA are invalid as well. On December 18, 2019, the Fifth Circuit U.S. Court of Appeals held that the individual mandate is unconstitutional, and remanded the case to the lower court to reconsider its earlier invalidation of the full ACA. Pending review, the ACA remains in effect, but it is unclear at this time what effect the latest ruling will have on the status of the ACA. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results. We will continue to evaluate the effect that the ACA and its possible repeal and replacement has on our business.
Since January 2017, the current U.S. presidential administration has signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. On January 20, 2017, the U.S. President signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal burden on states or a cost, fee, tax, penalty, or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. On October 13, 2017, the U.S. President signed an Executive Order terminating the cost-sharing subsidies that reimburse insurers under the ACA. The current U.S. presidential administration has concluded that cost-sharing reduction (CSR) payments to insurance companies required under the ACA have not received necessary appropriations from Congress and announced that it will discontinue these payments immediately until those appropriations are made. The loss of the CSR payments is expected to increase premiums on certain policies issued by qualified health plans under the ACA. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. Further, on June 14, 2018, U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued were owed to them. On December 10, 2019, the U.S. Supreme Court heard arguments in Moda Health Plan, Inc. v. United States, which will determine whether the government must make risk corridor payments. The U.S. Supreme Court's decision will be released in the coming months, but we cannot predict how the U.S. Supreme Court will rule. The effects of this gap in reimbursement on third-party payors, the viability of the ACA marketplace, providers, and potentially our business, are not yet known.
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
In December 2018, the CMS published a final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method the CMS uses to determine this risk adjustment. In addition, the CMS has recently published a final rule that would give states greater flexibility, starting in 2020, in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces.
Other legislative changes have also been proposed and adopted since the ACA was enacted that, directly or indirectly, affect or are likely to affect, the pharmaceutical industry and the commercialization of our products, including the Budget Control Act of 2011 (BCA), the American Taxpayer Relief Act of 2012 (ATRA), and the Middle Class Tax Relief and Job Creation Act of 2012. In August 2011, the BCA, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation's automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year, and, due to subsequent legislative amendments, will remain in effect through 2030 unless additional Congressional action is taken. However, the Medicare sequester reductions under the BCA will be suspended from May 1, 2020 through December 31, 2020 due to the COVID-19 pandemic. The ATRA among other things, reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
We expect that the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost-containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products.
There has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which have resulted in several recent Congressional inquiries and proposed bills designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. In addition, the U.S. government, state legislatures, and foreign governments have shown significant interest in implementing cost-containment programs, including price-controls, restrictions on reimbursement, and requirements for substitution of generic products for branded prescription drugs to limit the growth of government paid healthcare costs. At the federal level, the current U.S. presidential administration's budget for fiscal year 2020 contains further drug price control measures that could be enacted during the 2020 legislative session or in other future legislation, including, for example, measures to permit Part D plans to negotiate the price of certain drugs under Medicare Part B (Part B), to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Additionally, the current U.S. presidential administration released a "Blueprint" to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. HHS has already started the process of soliciting feedback on some of these measures and, at the same time, is immediately implementing others under its existing authority. In May 2019, the CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy, a type of prior authorization, for Part B drugs beginning January 1, 2020. This final rule codified the CMS's policy change that was effective January 1, 2019. The U.S. Congress and the current U.S. presidential administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. For example, on September 25, 2019, the Senate Finance Committee introduced the Prescription Drug Pricing Reduction Action of 2019, a bill intended to reduce Medicare and Medicaid prescription drug prices. The proposed legislation would restructure the Part D benefit, modify payment methodologies for certain drugs, and impose an inflation cap on drug price increases. An even more restrictive bill, the Lower Drug Costs Now Act of 2019, was introduced in the House of Representatives on September 19, 2019, and would require HHS to directly negotiate drug prices with manufacturers. The Lower Drug Costs Now Act of 2019 has passed out of the House and was delivered to the Senate on December 16, 2019. However, it is unclear whether either of these bills will make it through both chambers and be signed into law, and if either is enacted, what effect it would have on our business. Individual states in the U.S. have also become increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
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
There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels directed at containing or lowering the cost of healthcare. The implementation of cost-containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products. Such reforms could have an adverse effect on anticipated revenue from drug candidates that we may successfully develop and for which we may obtain regulatory approval and may affect our overall financial condition and ability to develop drug candidates. We cannot predict the initiatives that may be adopted in the future. The continuing efforts of the government, insurance companies, managed care organizations, and other payors of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect:
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

The effects of enacted tax legislation and other legislative, regulatory, and administrative developments to our business are uncertain. Increased costs related to such developments could adversely affect our financial condition and results of operations.
On December 22, 2017, the U.S. President signed into law the TCJA. The TCJA made major changes to the taxation of corporations, including reduction of the corporate tax rate from 35% to 21%, limitation of the tax deduction for interest expense to 30% of adjusted taxable income (except for certain small businesses), limitation of the deduction for net operating losses to 80% of annual taxable income and elimination of net operating loss carrybacks, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. Further, on March 27, 2020, the U.S. President signed into law the Coronavirus Aid, Relief, and Economic Security Act, which, among other things, suspends the 80% limitation on the deduction for net operating losses in taxable years beginning before January 1, 2021, permits a 5-year carryback of net operating losses arising in taxable years beginning after December 31, 2017 and before January 1, 2021, and generally caps the limitation on the deduction for net interest expense at 50% of adjusted taxable income for taxable years beginning in 2019 and 2020. It cannot be predicted whether, when, in what form, or with what effective dates, tax laws, regulations, and rulings may be enacted, promulgated, or issued, which could result in an increase in our or our shareholders' tax liability or require changes in the manner in which we operate in order to minimize or mitigate any adverse effects of changes in tax law.
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
We currently conduct clinical trials in the European Economic Area (EEA). As a result, we are subject to additional privacy laws. The GDPR became effective on May 25, 2018, and deals with the processing of personal data and on the free movement of such data. The GDPR imposes a broad range of strict requirements on companies subject to the GDPR, including requirements relating to having legal bases for processing personal information relating to identifiable individuals and transferring such information outside the EEA, including to the U.S., providing details to those individuals regarding the processing of their personal information, keeping personal information secure, having data processing agreements with third parties who process personal information, responding to individuals' requests to exercise their rights in respect of their personal information, reporting security breaches involving personal data to the competent national data protection authority and affected individuals, appointing data protection officers, conducting data protection impact assessments, and record-keeping. The GDPR increases substantially the penalties to which we could be subject in the event of any non-compliance, including fines of up to 10,000,000 Euros or up to 2% of our total worldwide annual turnover for certain comparatively minor offenses, or up to 20,000,000 Euros or up to 4% of our total worldwide annual turnover for more serious offenses. Given the limited enforcement of the GDPR to date, we face uncertainty as to the exact interpretation of the new requirements on our trials and we may be unsuccessful in implementing all measures required by data protection authorities or courts in interpretation of the new law.
In particular, the 27 member states that comprise the EU (the Member States) have implemented national laws which may partially deviate from the GDPR and impose different and more restrictive obligations from country to country, so that we do not expect to operate in a uniform legal landscape in the EU. Also, as it relates to processing and transfer of genetic data, the GDPR specifically allows the Member States to enact laws that impose additional and more specific requirements or restrictions, and European laws have historically differed quite substantially in this field, leading to additional uncertainty.
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

Compliance with the FCPA is expensive and difficult, particularly in countries in which corruption is a recognized problem. In addition, the FCPA presents particular challenges in the pharmaceutical industry, because, in many countries, hospitals are operated by the government, and doctors and other hospital employees are considered foreign officials. Certain payments to hospitals in connection with clinical trials and other work have been deemed to be improper payments to government officials and have led to FCPA enforcement actions. Similar laws in other countries, such as the U.K. Bribery Act 2010, may apply to our operations.
Various laws, regulations, and executive orders also restrict the use and dissemination outside of the U.S., or the sharing with certain non-U.S. nationals, of information classified for national security purposes, as well as certain products and technical data relating to those products. If we expand our presence outside of the U.S., it will require us to dedicate additional resources to comply with these laws, and these laws may preclude us from developing, manufacturing, or selling certain drug candidates and products outside of the U.S., which could limit our growth potential and increase our development costs.
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
In addition, we may incur substantial costs in order to comply with current or future environmental, health, and safety laws and regulations. These current or future laws and regulations, which are becoming increasingly more stringent, may impair our research, development, or manufacturing efforts. Our failure to comply with these laws and regulations also may result in substantial fines, penalties, or other sanctions.
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
Recruiting and retaining qualified scientific, clinical, manufacturing, and sales and marketing personnel will also be critical to our success. The loss of the services of our executive officers or other key employees could impede the achievement of our research, development, and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain marketing approval of, and commercialize products. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain, or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.
We expect to expand our development and regulatory capabilities and implement sales, marketing, and distribution capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.
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
Natural disasters or global health crises, including the COVID-19 pandemic, could severely disrupt our operations, and have a material adverse effect on our business, results of operations, financial condition, and prospects. If a natural disaster, global health crisis, power outage, or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted our operations or the operations of our vendors, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster, health crisis, or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which, could have a material adverse effect on our business.
We may engage in strategic transactions that could impact our liquidity, increase our expenses, and present significant distractions to our management.
From time to time, we may consider strategic transactions, such as acquisitions of companies, businesses or assets, and out-licensing or in-licensing of products, drug candidates, or technologies. Additional potential transactions that we may consider include a variety of different business arrangements, including spin-offs, strategic partnerships, joint ventures, restructurings, divestitures, business combinations, and investments. Any such transaction may require us to incur non-recurring or other charges, may increase our near term or long-term expenditures and may pose significant integration challenges or disrupt our management or business, which could adversely affect our operations and financial results. For example, these transactions may entail numerous operational and financial risks, including:
•exposure to unknown liabilities;
•disruption of our business and diversion of our management's time and attention in order to develop acquired products, drug candidates, or technologies;
•incurrence of substantial debt or dilutive issuances of equity securities to pay for acquisitions;
•higher than expected acquisition and integration costs;
•write-downs of assets or goodwill or impairment charges;
•increased amortization expenses;
•difficulty and cost in combining the operations, systems, and personnel of any acquired businesses with our operations, systems, and personnel;
•impairment of relationships with key suppliers or customers of any acquired businesses due to changes in management and ownership; and
•inability to retain key employees of any acquired businesses.
We have broad discretion in the use of working capital and may not use it effectively.
Our management will have broad discretion in the application of working capital, and stockholders do not have the opportunity to assess whether working capital is being used appropriately. Because of the number and variability of factors that will determine our use of our working capital, its ultimate use may vary substantially from its currently intended use. Management might not apply working capital in ways that ultimately increase stockholder value. Failure by us to apply working capital effectively could harm our business. Pending its use, we may invest our working capital in short-term, investment-grade, interest-bearing securities. These investments may not yield a favorable return to our stockholders. In addition, the fair value of such investments is subject to change as a result of potential market fluctuations, including resulting from the impact of the COVID-19 pandemic. If we do not invest or apply our working capital in ways that enhance stockholder value, we may fail to achieve expected financial results, which could cause our stock price to decline.
Risks Related to Our Common Stock
Our executive officers, directors and principal stockholders, if they choose to act together, will continue to have the ability to significantly influence all matters submitted to stockholders for approval.
As of March 31, 2020, our executive officers and directors, combined with our stockholders who own more than 5% of our outstanding capital stock, beneficially own shares, in the aggregate, representing approximately 41% of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to exert significant influence over all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would have significant influence over the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:
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
In the event a public market for our common stock is sustained in the future, sales of our common stock may be made by holders of our public float or by holders of restricted securities in compliance with the provisions of Rule 144 of the Securities Act of 1933. In general, under Rule 144, a non-affiliated person who has satisfied a six-month holding period in a company registered under the Exchange Act, as amended, may, sell their restricted common stock without volume limitation, so long as the issuer is current with all reports under the Exchange Act in order for there to be adequate common public information. Affiliated persons may also sell their common shares held for at least six months, but affiliated persons will be required to meet certain other requirements, including manner of sale, notice requirements, and volume limitations. Non-affiliated persons who hold their common shares for at least one year will be able to sell their common stock without the need for there to be current public information in the hands of the public. Future sales of shares of our public float or by restricted common stock made in compliance with Rule 144 may have an adverse effect on the then prevailing market price, if any, of our common stock.
The market price of our common stock may be volatile and fluctuate substantially upon the occurrence of future events, which could result in substantial losses for purchasers of our common stock.
Our stock price is likely to be volatile. The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. Our common stock is currently quoted on the Nasdaq Global Select Market under the symbol "DCPH." Since our common stock began trading on the Nasdaq Global Select Market on September 28, 2017, our stock has traded at prices as low as $15.15 per share and as high as $71.11 per share through March 31, 2020. Market prices for our common stock will be influenced by a number of factors, including:
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
•variations in quarterly operating results or those of companies that are perceived to be similar to us;
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
•general economic, industry, and market conditions, and other national conditions; and
•the other factors described in this "Risk Factors" section.
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
We are an "emerging growth company," as defined in the JOBS Act. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the date of the closing of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.
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

We are a "smaller reporting company" and we cannot be certain if the reduced disclosure requirements applicable to smaller reporting companies will make our common stock less attractive to investors.
We are a "smaller reporting company," as defined in Rule 12b-2 under the Exchange Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including "emerging growth companies" such as, but not limited to, potentially not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Our status as a smaller reporting company is determined on an annual basis. We cannot predict if investors will find our common stock less attractive or our company less comparable to certain other public companies because we will rely on these exemptions. For example, if we do not adopt a new or revised accounting standard, our future financial results may not be as comparable to the financial results of certain other companies in our industry that adopted such standards. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.
We will incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives and corporate governance practices.
As a public company, and particularly after we are no longer an emerging growth company or a smaller reporting company, we will incur significant legal, accounting, and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq Global Select Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, which in turn could make it more difficult for us to attract and retain qualified members of our board of directors.
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
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (Section 404), we are required to furnish a report by our management on our internal control over financial reporting. However, while we remain an emerging growth company and smaller reporting company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented, and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.
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
None.

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.
Item 6. Exhibits.
The exhibits filed as part of this Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DECIPHERA PHARMACEUTICALS, INC.

Date: May 5, 2020	By:	/s/ Thomas P. Kelly
Thomas P. Kelly Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
2.1
Reorganization Agreement and Plan of Merger by and among the Registrant, Deciphera Pharmaceuticals, LLC and the other parties named therein, dated October 2, 2017. (Incorporated by reference to Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2017) (1)

3.1	Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 5, 2017).

3.2	Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on October 5, 2017).

10.1*	Deciphera Pharmaceuticals, Inc. Amended and Restated Non-Employee Director Compensation Policy.

10.2*	Letter Agreement, made as of January 17, 2020, by and between Deciphera Pharmaceuticals, LLC and Zai Lab (Shanghai) Co., Ltd. (2)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101INS	XBRL Instance Document.

101SCH	XBRL Taxonomy Extension Schema Document.

101CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101DEF	XBRL Taxonomy Extension Definition Linkbase Document.
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