Form 10-Q
period 2020-06-30
Deciphera Pharmaceuticals, Inc.
filed 2020-08-04
CIK 1654151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2020 there were 56,376,754 shares of Common Stock, $0.01 par value per share, outstanding.

Deciphera Pharmaceuticals, Inc.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (Form 10-Q) contains forward-looking statements, which reflect our current views with respect to, among other things, our operations and financial performance. All statements other than statements of historical facts contained in this Form 10-Q, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plan, objectives of management and expected market growth are forward-looking statements. You can identify these forward-looking statements by the use of words such as "outlook," "believes," "expects," "potential," "continues," "may," "will," "should," "seeks," "approximately," "predicts," "intends," "plans," "estimates," "anticipates," or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under "Risk Factors" and include, among other things:
•our ability to successfully launch and commercialize QINLOCK™ (ripretinib), referred to as QINLOCK, for the treatment of adult patients with advanced gastrointestinal stromal tumor (GIST) who have received prior treatment with three or more kinase inhibitors, including imatinib, in the United States (U.S.), and our readiness for commercial launch of QINLOCK in Canada and Australia, and any other jurisdictions where we may receive marketing approval in the future;
•the success, cost, and timing of our product development activities and clinical trials, including the timing of our ongoing Phase 3 trial of QINLOCK for the treatment of second line GIST patients and results therefrom;
•our ability to maintain and receive additional regulatory approval for QINLOCK or obtain and maintain regulatory approval for any of our current or future drug candidates, and any related restrictions, limitations, and/or warnings in the label of QINLOCK or any of our current or future drug candidates that may receive marketing approval;
•the rate and degree of market acceptance for QINLOCK or any current or future drug candidate for which we may receive marketing approval;
•our ability and plans in continuing to build out our commercial infrastructure and successfully launching, marketing, and selling QINLOCK and any current or future drug candidate for which we may receive marketing approval, including our plans with respect to the focus and activities of our sales force, the nature of our marketing, market access, and patient support activities, and our pricing of QINLOCK and related assumptions;
•the pricing and reimbursement of, and the extent to which patient assistance programs are utilized for, QINLOCK, or any current or future drug candidates for which we may receive marketing approval;
•our expectations regarding the size of target patient populations for QINLOCK, or any of our current or future drug candidates for which we receive marketing approval;
•our ability to obtain funding for our operations;
•our ability to manufacture or obtain sufficient quantities of QINLOCK or our drug candidates, on a timely basis, to support our planned clinical trials and commercialization of QINLOCK or any of our current or future drug candidates for which we receive marketing approval;
•the therapeutic benefit and effectiveness of QINLOCK and our drug candidates;
•the safety profile and related adverse events of QINLOCK and our drug candidates;
•our plans to research, develop, and commercialize our drug candidates, including the timing of our ongoing Phase 3 trial of QINLOCK for the treatment of second line GIST patients, and the timing of investigational new drug (IND) applications, including, without limitation, the success of IND-enabling studies for, and the expected timing of, an IND application for our DCC-3116 program;
•the performance and experience of our licensee, Zai Lab (Shanghai) Co., Ltd. (Zai), to successfully develop and commercialize QINLOCK, if approved, in Mainland China, Hong Kong, Macau, and Taiwan, also referred to as Greater China or the Greater China region, under the terms and conditions of our license agreement;
•our ability to attract additional licensees and/or collaborators or distributors with development, regulatory, and commercialization expertise;
•our expectations regarding our ability to obtain, maintain, enforce, and defend our intellectual property protection for QINLOCK or our drug candidates;

•future agreements with third parties in connection with the commercialization of QINLOCK or any of our current or future drug candidates for which we may receive marketing approval;
•the size and growth potential of the markets for QINLOCK or any of our current or future drug candidates for which we may receive marketing approval and our ability to serve those markets;
•regulatory and legal developments in the U.S. and foreign countries;
•our ability to comply with healthcare laws and regulations in the U.S. and any foreign countries, including, without limitation, those applying to the marketing and sale of commercial drugs;
•the performance and experience of our third-party suppliers and manufacturers;
•the success and timing of competing therapies that are or may become available;
•our ability to attract and retain key scientific or management personnel;
•the accuracy of our estimates regarding expenses, future revenues, capital requirements, and needs for additional financing;
•the impact of global economic and political developments on our business, including economic slowdowns or recessions that may result from the outbreak of the novel coronavirus (COVID-19), which could harm our commercialization efforts for QINLOCK as well as the value of our common stock and our ability to access capital markets;
•natural and manmade disasters, including pandemics such as COVID-19, and other force majeures, which could impact our operations, and those of our partners and other participants in the health care industry, and which could adversely impact our clinical studies, preclinical research activities, and drug supply; and
•our use of the proceeds from our follow-on public offerings and any other financing transaction we may undertake.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Deciphera Pharmaceuticals, Inc.
Consolidated Balance Sheets
(Unaudited, in thousands, except share and per share amounts)

	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$155,446	$120,320
Short-term marketable securities	454,890	459,256
Accounts receivable, net	7,384	—
Inventory	1,389	—
Prepaid expenses and other current assets	13,977	13,832
Total current assets	633,086	593,408
Long-term marketable securities	21,431	—
Long-term investments—restricted	2,125	1,510
Property and equipment, net	9,567	6,333
Operating lease assets	20,096	21,158
Total assets	$686,305	$622,409
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$12,582	$19,575
Accrued expenses and other current liabilities	37,333	38,716
Operating lease liabilities	1,424	1,747
Total current liabilities	51,339	60,038
Operating lease liabilities, net of current portion	15,282	15,904
Total liabilities	66,621	75,942
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock, $0.01 par value per share; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value per share; 125,000,000 shares authorized; 56,081,993 shares and 51,617,639 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	561	516
Additional paid-in capital	1,247,158	1,033,819
Accumulated other comprehensive income (loss)	(8)	111
Accumulated deficit	(628,027)	(487,979)
Total stockholders' equity	619,684	546,467
Total liabilities and stockholders' equity	$686,305	$622,409
The accompanying notes are an integral part of these consolidated financial statements.

Deciphera Pharmaceuticals, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Product revenues, net	$4,825	$—	$4,825	$—
Collaboration revenues	2,265	25,000	2,327	25,000
Total revenues	7,090	25,000	7,152	25,000
Cost and operating expenses:
Cost of sales	8	—	8	—
Research and development	46,081	34,811	97,469	70,600
Selling, general, and administrative	29,933	13,164	53,869	26,400
Total cost and operating expenses	76,022	47,975	151,346	97,000
Loss from operations	(68,932)	(22,975)	(144,194)	(72,000)
Other income (expense):
Interest and other income, net	1,691	1,540	4,146	3,194
Interest expense	—	(25)	—	(38)
Total other income (expense), net	1,691	1,515	4,146	3,156
Net loss	$(67,241)	$(21,460)	$(140,048)	$(68,844)

Net loss per share—basic and diluted	$(1.20)	$(0.56)	$(2.56)	$(1.81)
Weighted average common shares outstanding—basic and diluted	55,920,122	38,200,288	54,743,778	38,129,049

Comprehensive loss:
Net loss	$(67,241)	$(21,460)	$(140,048)	$(68,844)
Other comprehensive income (loss):
Unrealized gains (losses) on marketable securities	(771)	154	(119)	175
Total other comprehensive income (loss)	(771)	154	(119)	175
Total comprehensive loss	$(68,012)	$(21,306)	$(140,167)	$(68,669)
The accompanying notes are an integral part of these consolidated financial statements.

Deciphera Pharmaceuticals, Inc.
Consolidated Statements of Stockholders' Equity
(Unaudited, in thousands, except share amounts)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, March 31, 2020	—	$—	55,681,027	$557	$1,231,726	$763	$(560,786)	$672,260
Issuance of common stock upon exercise of stock options	—	—	400,966	4	4,823	—	—	4,827
Stock-based compensation expense	—	—	—	—	10,609	—	—	10,609
Unrealized gains (losses) on marketable securities	—	—	—	—	—	(771)	—	(771)
Net loss	—	—	—	—	—	—	(67,241)	(67,241)
Balance, June 30, 2020	—	$—	56,081,993	$561	$1,247,158	$(8)	$(628,027)	$619,684

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2019	—	$—	51,617,639	$516	$1,033,819	$111	$(487,979)	$546,467
Issuance of common stock sold in public offering, net of underwriting discounts, commissions and offering costs	—	—	3,659,090	37	188,348	—	—	188,385
Issuance of common stock upon exercise of stock options	—	—	805,264	8	7,388	—	—	7,396
Stock-based compensation expense	—	—	—	—	17,603	—	—	17,603
Unrealized gains (losses) on marketable securities	—	—	—	—	—	(119)	—	(119)
Net loss	—	—	—	—	—	—	(140,048)	(140,048)
Balance, June 30, 2020	—	$—	56,081,993	$561	$1,247,158	$(8)	$(628,027)	$619,684
The accompanying notes are an integral part of these consolidated financial statements.

Deciphera Pharmaceuticals, Inc.
Consolidated Statements of Stockholders' Equity (continued)
(Unaudited, in thousands, except share amounts)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, March 31, 2019	—	$—	38,189,052	$382	$582,700	$21	$(343,107)	$239,996
Issuance of common stock upon exercise of stock options	—	—	26,056	—	81	—	—	81
Stock-based compensation expense	—	—	—	—	4,107	—	—	4,107
Unrealized gains (losses) on marketable securities	—	—	—	—	—	154	—	154
Net loss	—	—	—	—	—	—	(21,460)	(21,460)
Balance, June 30, 2019	—	$—	38,215,108	$382	$586,888	$175	$(364,567)	$222,878

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2018	—	$—	37,676,760	$377	$575,327	$—	$(295,723)	$279,981
Issuance of common stock upon exercise of stock options	—	—	538,348	5	1,225	—	—	1,230
Stock-based compensation expense	—	—	—	—	10,336	—	—	10,336
Unrealized gains (losses) on marketable securities	—	—	—	—	—	175	—	175
Net loss	—	—	—	—	—	—	(68,844)	(68,844)
Balance, June 30, 2019	—	$—	38,215,108	$382	$586,888	$175	$(364,567)	$222,878
The accompanying notes are an integral part of these consolidated financial statements.

Deciphera Pharmaceuticals, Inc.
Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(140,048)	$(68,844)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Stock-based compensation expense	17,603	10,336
Depreciation expense	944	216
Noncash lease expense	1,062	337
Net accretion of discounts on marketable securities	(2,010)	(1,297)
Changes in operating assets and liabilities:
Accounts Receivable	(7,384)	(20,000)
Unbilled Receivables	—	(5,000)
Inventory	(798)	—
Prepaid expenses and other current assets	(146)	1,263
Accounts payable	(7,056)	5,592
Accrued expenses and other current liabilities	(2,436)	7,239
Operating lease liabilities	(945)	(349)
Other long-term liabilities	—	235
Net cash flows used in operating activities	(141,214)	(70,272)
Cash flows from investing activities:
Purchases of marketable securities	(818,182)	(253,759)
Maturities of marketable securities	323,263	68,364
Sales of marketable securities	479,746	18,688
Purchases of property and equipment	(3,653)	(244)
Increase in restricted investments	(615)	(441)
Net cash flows used in investing activities	(19,441)	(167,392)
Cash flows from financing activities:
Proceeds from public offerings, net of underwriting discounts and commissions	189,037	—
Repayment of notes payable to related party	—	(93)
Payments of public offering costs	(652)	—
Proceeds from exercise of stock options	7,396	1,230
Net cash flows provided by financing activities	195,781	1,137
Net increase (decrease) in cash and cash equivalents	35,126	(236,527)
Cash and cash equivalents at beginning of period	120,320	293,764
Cash and cash equivalents at end of period	$155,446	$57,237

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$38
Inventory purchases included in accrued expenses and other current liabilities	$591	$—
Property and equipment purchases included in accounts payable and accrued expenses and other current liabilities	$525	$—
The accompanying notes are an integral part of these consolidated financial statements.

Deciphera Pharmaceuticals, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

1. Nature of the Business and Summary of Significant Accounting Policies
Nature of the Business
Deciphera Pharmaceuticals, Inc. (the Company) is a biopharmaceutical company focused on discovering, developing, and commercializing important new medicines to improve the lives of people with cancer. The Company is leveraging its proprietary switch-control kinase inhibitor platform and deep expertise in kinase biology to develop a broad portfolio of innovative medicines. On May 15, 2020, QINLOCK™ (ripretinib), referred to as QINLOCK, was approved by the United States (U.S.) Food and Drug Administration (FDA) for the treatment of adult patients with advanced gastrointestinal stromal tumor (GIST) who have received prior treatment with three or more kinase inhibitors, including imatinib. QINLOCK is currently being investigated in a Phase 3 study for the treatment of patients with second-line GIST. In addition to QINLOCK, the Company is advancing multiple drug candidates from its platform in various stages of clinical development. The Company wholly owns its drug and all of its drug candidates with the exception of a development and commercialization out-license agreement for QINLOCK in Mainland China, Hong Kong, Macau, and Taiwan, also referred to as Greater China or the Greater China region.
The Company is subject to risks and uncertainties common to companies in the biotechnology industry, including, but not limited to, development by competitors of new technological innovations, dependence on key personnel, market acceptance and the successful commercialization of QINLOCK or any of the Company's current or future drug candidates for which it receives marketing approval, competition for QINLOCK or any of the Company's current or future drug candidates for which it receives marketing approval, protection of proprietary technology, ability to complete late-stage clinical trials, ability to obtain and maintain regulatory approvals, compliance with government regulations, the impact of the novel coronavirus (COVID-19) pandemic on its operations, and the ability to secure additional capital to fund operations. QINLOCK and the Company's drug candidates currently under development will require significant additional research and development efforts, including extensive preclinical and/or clinical testing and regulatory approval. In addition to supporting its research and development efforts, the Company will be required to invest in the Company's commercial capabilities and infrastructure, to support its launch and commercialization of QINLOCK, the Company's first and recently approved drug in the U.S., Canada, and Australia, and any current or future drug candidate for which the Company obtains marketing approval. These efforts require significant amounts of additional capital, adequate personnel and infrastructure, and extensive compliance-reporting capabilities. Even if the Company's drug development and commercialization efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales of QINLOCK or any current or future drug candidates for which it receives marketing approval.
The full extent to which the COVID-19 pandemic, or the future outbreak of any other highly infectious or contagious diseases, may impact the Company's business, including its preclinical studies, clinical trial operations, or commercialization efforts, will depend on continuously changing circumstances, which are highly uncertain and cannot be predicted at this time, such as the duration of such pandemic including future waves of infection, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. The Company is continuing to monitor the long-term impact of COVID-19, if any, on its financial condition and results of operations. The ongoing fluidity of this situation precludes any prediction as to the full impact of the COVID-19 pandemic but it could have a material adverse effect on the Company's business, financial condition, and results of operations. The COVID-19 pandemic may also have the effect of heightening the risks to which the Company is subject, including various aspects of the Company's preclinical studies and ongoing clinical trials, the reliance on third parties in the Company's supply chain for materials and manufacturing of the Company's drug and drug candidates, disruptions in health regulatory agencies' operations globally, the volatility of the Company's common stock, and its ability to access capital markets, and the Company's ability to successfully launch, commercialize, and generate revenue from sales of QINLOCK.
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

Deciphera Pharmaceuticals, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

Basis of Presentation
The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets, and the satisfaction of liabilities and commitments in the ordinary course of business. Since inception, the Company has incurred recurring losses including net losses of $140.0 million and $192.3 million for the six months ended June 30, 2020 and the year ended December 31, 2019, respectively. As of June 30, 2020, the Company had an accumulated deficit of $628.0 million. The Company expects to continue to generate operating losses for the foreseeable future. The Company expects that its cash, cash equivalents, and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements through at least 12 months from the issuance date of these consolidated financial statements. The future viability of the Company is dependent on its ability to raise additional capital to fund its operations.
The Company may need to obtain substantial additional funding in connection with continuing operations. If the Company is unable to raise capital when needed, or on attractive terms, it could be forced to delay, reduce, or eliminate its research or drug development programs or certain commercialization efforts. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all.
These consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.
Unaudited Interim Financial Information
These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (GAAP).
The consolidated balance sheet at December 31, 2019 was derived from audited financial statements, but does not include all disclosures required by GAAP. The accompanying unaudited consolidated financial statements as of June 30, 2020 and for the three and six months ended June 30, 2020 and 2019 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto for the year ended December 31, 2019 included in the Company's Annual Report on Form 10-K (Form 10-K) on file with the SEC.
In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company's consolidated financial position as of June 30, 2020 and consolidated results of operations and comprehensive loss for the three and six months ended June 30, 2020 and 2019 and consolidated cash flows for the six months ended June 30, 2020 and 2019 have been made. The consolidated results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2020.
Certain prior year amounts have been reclassified to conform to current year presentation.
The significant accounting policies used in preparation of these consolidated financial statements for the three and six months ended June 30, 2020 are consistent with those discussed in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements in the Company's Form 10-K for the year ended December 31, 2019, except as noted within the section "Significant Accounting Policies" with respect to the Company's accounting policies for product revenue, accounts receivable, and inventory and within the section "Recently Issued Accounting Pronouncements."
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, revenue recognition, the accrual for research and development expenses, and the valuation of stock-based awards. Estimates are periodically reviewed in light of

Deciphera Pharmaceuticals, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

changes in circumstances, facts, and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.
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
For periods in which the Company has reported net losses, diluted net loss per common share is the same as basic net loss per common share, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss for the three and six months ended June 30, 2020 and 2019.
The following potential dilutive securities, presented based on amounts outstanding at the end of each reporting period, have been excluded from the calculation of diluted net loss per share because including them would have had an anti-dilutive impact:

	As of June 30,
	2020	2019
Options to purchase common stock	7,073,775	6,891,799
Unvested time-based restricted common stock units	409,955	77,000
Unvested performance-based restricted common stock units	57,000	—
Unvested employee stock purchase plan shares	39,600	—
Total	7,580,330	6,968,799
Significant Accounting Policies
Product Revenues
In May 2020, the Company began generating product revenue from sales of QINLOCK to specialty distributors and specialty pharmacies in the U.S. following the approval of QINLOCK by the FDA on May 15, 2020 for the treatment of adult patients with advanced GIST who have received prior treatment with three or more kinase inhibitors, including imatinib.
The Company recognizes product revenues, net of variable consideration related to certain allowances and accruals, when the customer takes control of the product, which is typically upon delivery to the customer. Product revenue is recorded at the net sales price, or transaction price. The Company records product revenue reserves, which are classified as a reduction in product revenues, to account for the components of variable consideration. Variable consideration includes the following components: chargebacks, government rebates, trade discounts and allowances, product returns, and other incentives, which are described below.
These reserves are based on estimates of the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable (if the amount is payable to the Company's customer) or a liability (if the amount is payable to a party other than the Company's customer). The Company's estimates of reserves established for variable consideration are calculated based upon a consistent application of the expected value method, which is the sum of probability-weighted amounts in a range of possible consideration amounts. These estimates reflect the Company's historical experience, current contractual and statutory requirements, specific known market events and trends, industry data, and forecasted customer buying, and payment patterns. The amount of variable consideration that is included in the transaction price may be subject to constraint and is included in net product revenues only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration received may ultimately differ from the Company's estimates. If actual results vary, the Company adjusts these estimates, which could have an effect on earnings in the period of adjustment.
Chargebacks and Administrative Fees: Chargebacks for discounts represent the Company's estimated obligations resulting from contractual commitments to sell product to qualified healthcare providers and government agencies at prices lower than the

Deciphera Pharmaceuticals, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

list prices charged to the customers who directly purchase the product from the Company. The customers charge the Company for the difference between what the customers pay the Company for the product and the customer's ultimate contractually committed or government required lower selling price to the qualified healthcare providers. As part of the Company's contractual commitments to sell product to qualified healthcare providers, the Company pays fees for administrative services, such as account management and data reporting.
Government rebates: Government rebates consist of Medicare, Tricare, and Medicaid rebates. These reserves are recorded in the same period the related revenue is recognized. For Medicare, the Company also estimates the number of patients in the prescription drug coverage gap for whom it will owe a rebate under the Medicare Part D program.
Trade discounts and allowances: The Company provides the customers with discounts that are explicitly stated in the contracts and recorded in the period the related product revenue is recognized. In addition, the Company also receives sales order management, inventory management, and data services from the customers in exchange for certain fees.
Product returns: The Company estimates the amount of its product sales that may be returned by its customers and records this estimate in the period the related product revenue is recognized. The Company currently estimates product return liabilities based on available industry data and its visibility into the inventory remaining in the distribution channel.
Other incentives: Other incentives include co-payment assistance provided to qualified patients, whereby the Company may provide financial assistance to patients with prescription drug co-payments required by the patient's insurance provider. Reserves for co-payment assistance are recorded in the same period the related revenue is recognized.
Accounts Receivable
Accounts receivable arise from product sales and amounts due from the Company's collaboration partners and have standard payment terms that generally require payment within 30 to 90 days. The amount from product sales represents amounts due from specialty distributors and specialty pharmacies in the U.S., which are recorded net of reserves for customer chargebacks, trade discounts and allowances, and other incentives to the extent such amounts are payable to the customer by the Company. The Company monitors economic conditions to identify facts or circumstances that may indicate that its receivables are at risk of collection. The Company provides reserves against accounts receivable for estimated losses, if any, that may result from a customer's inability to pay based on the composition of its accounts receivable, current economic conditions, and historical credit loss activity. Amounts determined to be uncollectible are charged or written-off against the reserve. During the three and six months ended June 30, 2020, the Company did not record any expected credit losses related to outstanding accounts receivable.
Inventory
Inventories are stated at the lower of cost or estimated net realizable value with cost based on the first-in first-out method. Inventory that can be used in either the production of clinical or commercial products is expensed as research and development costs when identified for use in clinical trials.
Prior to the regulatory approval of its drug candidates, the Company incurs expenses for the manufacture of drug product supplies to support clinical development that could potentially be available to support the commercial launch of those drugs. Until the date at which regulatory approval has been received or is otherwise considered probable, the Company records all such costs as research and development expenses.
The Company performs an assessment of the recoverability of capitalized inventories during each reporting period and writes down any excess and obsolete inventory to its net realizable value in the period in which the impairment is first identified. Such impairment charges, should they occur, are recorded as a component of cost of sales in the Company's consolidated statements of operations and comprehensive loss. The determination of whether inventory costs will be realizable requires the use of estimates by management. If actual market conditions are less favorable than projected by management, additional write-downs of inventory may be required.

Deciphera Pharmaceuticals, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

The Company commenced the capitalization of QINLOCK inventory in May 2020 upon receiving FDA approval of QINLOCK. Capitalized inventory consisted of the following:

(in thousands)	As of June 30, 2020
Raw materials	$765
Work in process	624
Total inventory	$1,389
There were no inventory amounts written down as a result of excess, obsolescence, unmarketability, or other reasons charged to cost of sales during the three and six months ended June 30, 2020.
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
2. Revenues
Net Product Revenues
On May 15, 2020, QINLOCK was approved by the FDA for the treatment of adult patients with advanced GIST who have received prior treatment with three or more kinase inhibitors, including imatinib.
As of June 30, 2020, the Company's only source of product revenues were from the U.S. sales of QINLOCK, with total net product revenues of $4.8 million for the three and six months ended June 30, 2020.
The Company primarily sells QINLOCK through specialty distributors and specialty pharmacies. The Company recognized revenues from two customers accounting for 50% and 33% of gross product revenues for the three and six months ended June 30, 2020. As of June 30, 2020, two customers individually accounted for approximately 51% and 32% of accounts receivable associated with the Company's product sales.

Deciphera Pharmaceuticals, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

Activity in each of the product revenue allowance and reserve categories is summarized as follows:

(in thousands)	Trade discounts and allowances	Chargebacks and administrative fees	Government rebates and other incentives	Returns	Total
Balance at December 31, 2019	$—	$—	$—	$—	$—
Provision related to sales in the current year	165	142	221	119	647
Adjustments related to prior period sales	—	—	—	—	—
Credits and payments made	(58)	(52)	(28)	—	(138)
Balance at June 30, 2020	$107	$90	$193	$119	$509
The total reserves described above are summarized as components of the Company's consolidated balance sheets as follows:

(in thousands)	As of June 30, 2020
Reduction of accounts receivable, net	$305
Component of accrued expenses and other current liabilities	204
Total revenue-related reserves	$509
As of June 30, 2020, net receivables related to the Company's net product revenue were $5.1 million, which were included in accounts receivable, net within the consolidated balance sheet.
Collaboration Revenues
In June 2019, the Company entered into a License Agreement (the Zai License Agreement) with Zai Lab (Shanghai) Co., Ltd. (Zai), pursuant to which the Company granted Zai exclusive rights to develop and commercialize QINLOCK, including certain follow-on compounds (the Licensed Products), in Greater China (the Territory). The Company retains exclusive rights to, among other things, develop, manufacture, and commercialize the Licensed Products outside the Territory.
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
Under the Zai License Agreement, during the three and six months ended June 30, 2020, the Company recognized revenues of $2.1 million, which consisted of the achievement of a $2.0 million development milestone in the second quarter of 2020 and $0.1 million in reimbursable costs.
Subject to the terms and conditions of the Zai License Agreement, Zai will be responsible for conducting the development and commercialization activities in the Territory related to the Licensed Products. Please read Note 3, License Agreement, to the consolidated financial statements in the Company's Form 10-K for the year ended December 31, 2019 for further details on the Zai License Agreement.
In February 2020, the Company entered into a Supply Agreement (the Zai Supply Agreement) with Zai, as required by terms in the Zai License Agreement, pursuant to which the Company will supply the Licensed Products to Zai for use in the Territory for clinical trials as well as commercial inventory, if QINLOCK obtains regulatory approval in the Territory. Subject to the Zai Supply Agreement, costs incurred by the Company for external manufacturing services are reimbursed by Zai.

Deciphera Pharmaceuticals, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

Under the Zai Supply Agreement, the Company recognized revenues of $0.1 million and $0.2 million associated with the reimbursement of costs incurred for external manufacturing services provided during the three and six months ended June 30, 2020, respectively.
The Company's receivables related to its agreements with Zai included in accounts receivable, net within the consolidated balance sheets were $2.3 million as of June 30, 2020. There were no receivables related to the Company's agreements with Zai as of December 31, 2019.
3. Marketable Securities and Fair Value Measurements
The following tables present marketable securities by contractual maturity and security type:

As of June 30, 2020 (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Due within one year:
U.S. government securities	$454,878	$75	$(63)	$454,890
Due after one year through five years:
U.S. government securities	21,451	—	(20)	21,431
Total	$476,329	$75	$(83)	$476,321

As of December 31, 2019 (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Due within one year:
Commercial paper	$314,292	$74	$(23)	$314,343
U.S. government securities	78,612	48	(3)	78,657
Certificates of deposit	66,241	17	(2)	66,256
Total	$459,145	$139	$(28)	$459,256
The following tables present information about the Company's financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

As of June 30, 2020 (in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$—	$120,776	$—	$120,776
U.S. government securities	—	20,600	—	20,600
Marketable securities:
U.S. government securities	—	476,321	—	476,321
Total	$—	$617,697	$—	$617,697

As of December 31, 2019 (in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$—	$28,192	$—	$28,192
Certificates of deposit	—	20,500	—	20,500
Marketable securities:
Commercial paper	—	314,343	—	314,343
U.S. government securities	—	78,657	—	78,657
Certificates of deposit	—	66,256	—	66,256
Total	$—	$507,948	$—	$507,948

Deciphera Pharmaceuticals, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

The table above excludes certificates of deposit totaling $2.1 million and $1.5 million as of June 30, 2020 and December 31, 2019, respectively, that the Company held to secure a letter of credit associated with a lease and to secure a credit card account. The Company increased its credit card limit and corresponding certificate of deposit in the first quarter of 2020. The certificates of deposit are Level 2 instruments and are measured at carrying value in the consolidated balance sheets in long-term investments—restricted and approximate fair value. For additional information on the letter of credit associated with a lease, please read Note 6, Leases, to the consolidated financial statements in the Company's Form 10-K for the year ended December 31, 2019.
The fair value of Level 2 instruments classified as cash equivalents and marketable securities were determined through third-party pricing services. The pricing services use many observable market inputs to determine value, including reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates, and other industry and economic events.
4. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

(in thousands)	As of June 30, 2020	As of December 31, 2019
External research and development expenses	$26,076	$20,462
Payroll and related expenses	7,849	12,902
Professional fees	2,381	3,810
Revenue-related reserves	204	—
Other	823	1,542
Total accrued expenses and other current liabilities	$37,333	$38,716

5. Stock-Based Awards
The Company grants stock-based awards under its 2017 Stock Option and Incentive Plan (the 2017 Plan) and is authorized to issue common stock under its 2017 Employee Stock Purchase Plan (ESPP). The Company also has outstanding stock options under its 2015 Equity Incentive Plan but is no longer granting awards under this plan. As of June 30, 2020, 1,608,183 shares of common stock were available for issuance under the 2017 Plan. As of June 30, 2020, 1,409,433 shares of common stock were available for issuance to participating employees under the ESPP. The purchase price of common stock under the Company's 2017 ESPP, is equal to 85% of the lesser of (i) the fair market value per share of the common stock on the first business day of an offering period and (ii) the fair market value per share of the common stock on the purchase date. The fair value of the discounted purchases made under the Company's 2017 ESPP is calculated using the Black-Scholes valuation model. The fair value of the look-back provision plus the 15% discount is recognized as stock-based compensation expense in the consolidated statements of operations and comprehensive loss over the 6-month purchase period. Employees began participating in the ESPP program during the second quarter of 2020.
Stock-based compensation expense was classified in the consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Research and development expenses	$5,293	$1,790	$8,564	$3,482
Selling, general, and administrative expenses	5,316	2,317	9,039	6,854
Total stock-based compensation	$10,609	$4,107	$17,603	$10,336
As of June 30, 2020, total unrecognized compensation cost related to the unvested share-based awards was $105.0 million, which is expected to be recognized over a weighted average of 2.8 years.
During the six months ended June 30, 2019, the Company recorded $2.4 million of stock-based compensation expense related to the modification of stock options pursuant to the transition agreement with its former President and Chief Executive

Deciphera Pharmaceuticals, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

Officer. These expenses were classified as selling, general, and administrative expenses within the consolidated statements of operations and comprehensive loss.
During the three and six months ended June 30, 2020, the Company recorded $1.3 million of stock-based compensation expense related to vesting events associated with performance-based restricted stock units that became probable and were achieved during the second quarter of 2020. These expenses were classified as research and development expenses within the consolidated statements of operations and comprehensive loss.
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
Purchase Commitments Associated with Commercial Supply Agreements
The Company has entered into commercial supply agreements related to the supply of QINLOCK that require the Company to make binding forecasts for a certain amount of purchases. The related cancellation clauses would as a general matter require the Company to pay the full amount of these binding forecasts. As of June 30, 2020, the Company's contractual commitments for such obligations were $5.0 million, which are expected to be paid within one year.
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
Indemnification Agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and senior management that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of June 30, 2020 or December 31, 2019.
7. Subsequent Event
In April 2019, the Company amended its lease for office space at 200 Smith Street in Waltham, Massachusetts (the Premises), to add an additional 38,003 square feet of space (the Additional Space). The initial term of the lease for the Additional Space will expire in November 2029 unless terminated earlier in accordance with the terms of the lease and the Company is entitled to two five-year options to extend the lease. The initial annual base rent for the Additional Space is approximately $1.9 million and will increase annually for a total of $18.2 million over the lease term. The Company will be required to pay its share of operating expenses, taxes, and other expenses related to the additional leased premises.

Deciphera Pharmaceuticals, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

In July 2020, the lease commencement date was met for the Additional Space under Accounting Standards Codification Topic 842, Leases, and will result in the addition of an operating lease asset and corresponding lease liability in the third quarter of 2020.

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
Overview
We are a biopharmaceutical company focused on discovering, developing, and commercializing important new medicines to improve the lives of people with cancer. We are leveraging our proprietary switch-control kinase inhibitor platform and deep expertise in kinase biology to develop a broad portfolio of innovative medicines. On May 15, 2020, QINLOCK was approved by the FDA for the treatment of adult patients with advanced GIST who have received prior treatment with three or more kinase inhibitors, including imatinib. QINLOCK is currently being investigated in a Phase 3 study for the treatment of patients with second-line GIST. In addition to QINLOCK, we are advancing multiple drug candidates from our platform in various stages of clinical development. We have used our platform to develop a diverse pipeline of tumor-targeted and immuno-targeted drug candidates designed to improve outcomes for patients with cancer by improving the quality, rate, and/or durability of their responses to treatment that includes our approved drug, QINLOCK, and two clinical-stage, one preclinical-stage, and ongoing research-stage programs. We wholly own QINLOCK and our drug candidates with the exception of a development and commercialization out-license agreement for QINLOCK in Greater China.
Since our inception in 2003, we have focused substantially all of our efforts and financial resources on organizing and staffing our company, business planning, raising capital, developing product and technology rights, conducting research and development activities for our drug candidates, and building a commercial and marketing organization. Our only product approved for sale is QINLOCK, which only recently received approval, and we have not generated substantial revenue from product sales.
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

Prior to our IPO, we had funded our operations primarily with proceeds from the sales of preferred shares, proceeds from the issuance of convertible notes, payments received under a concluded collaboration agreement, borrowings under a repaid construction loan, and research and development grants from the Kansas Bioscience Authority (KBA).
Since our inception, we have incurred significant operating losses. Our ability to generate product revenues sufficient to achieve profitability will depend heavily on the successful commercialization of QINLOCK and the development and eventual commercialization of one or more of our drug candidates. Our net loss was $140.0 million for the six months ended June 30, 2020 and $192.3 million for the year ended December 31, 2019. As of June 30, 2020 we had an accumulated deficit of $628.0 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We expect that our expenses and capital requirements will increase in connection with our ongoing activities, particularly as we:
•continue our commercial activities in support of the launch of QINLOCK for the treatment of adult patients with advanced GIST who have received prior treatment with three or more kinase inhibitors, including imatinib, in the U.S.;
•continue enrollment in and proceed with the expansion cohorts of our Phase 1 clinical trial for QINLOCK;
•continue with our ongoing pivotal Phase 3 clinical trial of QINLOCK in second-line GIST;
•continue with our ongoing and planned clinical programs for DCC-3014 and rebastinib;
•conduct IND-enabling studies and potential development of DCC-3116;
•develop any other future drug candidates we may choose to pursue;
•continue research and development and drug discovery activities and initiate additional clinical trials;
•seek marketing approval for our drug or any of our drug candidates that successfully complete clinical development;
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
•develop and expand our sales, marketing, and distribution capabilities for QINLOCK and any current or future drug candidates for which we obtain marketing approval, if any, including potential international capabilities; and
•expand our operational, financial, and management systems and increase personnel, including to support our clinical development and commercialization efforts and our operations as a public company, including potential international operations.
As we continue to seek regulatory approval for our drug and drug candidates, including QINLOCK for the treatment of second-line GIST patients, we expect to incur significant expenses related to our ongoing clinical development efforts and activities related to maintaining and expanding our internal commercialization capability to support product sales, marketing, and distribution except to the extent we enter into a commercialization partnership that covers such expenses. Further, we expect to incur additional costs associated with continuing to operate as a public company.
As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. We may not be successful in our commercialization of QINLOCK. Until at least such time as we can generate substantial revenue from product sales, if ever, we expect to finance our operations primarily through a combination of equity offerings, debt financings, collaborations, strategic alliances, and marketing, distribution, or additional licensing arrangements. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as, and when, needed, we may have to significantly delay, scale back, or discontinue the development and commercialization of one or more of our drug candidates.
Because of the numerous risks and uncertainties associated with pharmaceutical product development and commercialization, we are unable to accurately predict the timing or amount of increased expenses or when or if we will be able to achieve or maintain profitability. Even if we are able to generate substantial product sales of QINLOCK, we may not become profitable. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce or terminate our operations.
As of June 30, 2020, we had cash, cash equivalents, and marketable securities of $631.8 million. We believe that our cash, cash equivalents, and marketable securities as of June 30, 2020, together with anticipated product revenues, but excluding any potential future milestone payments or other payments under our collaboration or license agreements, if any, will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2022. For additional information, please read the "Liquidity and Capital Resources" section included below.
Recent Developments
QINLOCK
On May 15, 2020, QINLOCK was approved by the FDA for the treatment of adult patients with advanced GIST who have received prior treatment with three or more kinase inhibitors, including imatinib. Following the FDA approval of QINLOCK, in May 2020, we commenced U.S. commercial sales of QINLOCK and began generating product revenue. In June 2020, QINLOCK was authorized for sale in Canada by Health Canada for the treatment of adult patients with advanced GIST who have received prior treatment with imatinib, sunitinib, and regorafenib. In July 2020, the Australian Therapeutic Goods Administration (TGA) approved QINLOCK for the treatment of adult patients with advanced GIST who have received prior treatment with three or more kinase inhibitors, including imatinib. Additionally, in July 2020, our licensee, Zai, announced that the China National Medical Products Administration (NMPA) accepted the NDA submission for QINLOCK for the treatment of adult patients with advanced GIST who have received prior treatment with three or more kinase inhibitors, including imatinib.
We continue to study QINLOCK in INTRIGUE, our ongoing Phase 3 study, to evaluate QINLOCK compared to sunitinib in 426 patients in second-line GIST, and in an ongoing Phase 1 trial studying QINLOCK in patients with multiple advanced malignancies, including GIST. We currently expect to achieve our previously stated QINLOCK clinical milestone of full target enrollment in INTRIGUE in the second half of 2020.
Coronavirus (COVID-19)
The full extent to which the COVID-19 pandemic, or the future outbreak of any other highly infectious or contagious diseases, may impact our business, including our preclinical studies, clinical trial operations, or commercialization efforts will depend on continuously changing circumstances, which are highly uncertain and cannot be predicted at this time, such as the duration of such pandemic including future waves of infection, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. The ongoing fluidity of this situation precludes any prediction as to the full impact of the COVID-19 pandemic but it could have a material adverse effect on our business, financial condition, and results of operations. The COVID-19 pandemic may also have the effect of heightening the risks to which we are subject, including various aspects of our preclinical studies and ongoing clinical trials, the reliance on third parties in our supply chain for materials and manufacturing of our drug and drug candidates, disruptions in health regulatory agencies' operations globally, the volatility of our common stock, our ability to access capital markets, and our ability to successfully launch, commercialize, and generate revenue from QINLOCK.
We are continuing to assess the long-term impact of COVID-19 on our business operations in an effort to mitigate interruption to our clinical programs, research efforts, commercial launch of QINLOCK, and other business activities and to ensure the safety and well-being of our employees, as well as the physicians and patients participating in our clinical studies. Because COVID-19 infections have been reported throughout the U.S. and worldwide, certain national, state, and local governmental authorities have issued orders, proclamations, and/or directives aimed at minimizing the spread of COVID-19. Although some of these restrictions have been eased or lifted, additional, more restrictive orders, proclamations, and/or directives may be issued in the future. In response to the COVID-19 pandemic, we have implemented precautionary measures to protect the health and safety of our employees, partners, and patients, including encouraging all employees, other than those engaged in laboratory research activities, to work-from-home, and requiring adherence to onsite occupancy limits and appropriate safety measures designed to comply with federal, state, and local guidelines.
Our ability to successfully launch, commercialize, and generate revenue from QINLOCK may be adversely affected by the impact of the COVID-19 pandemic. For example, limited hospital access for non-patients, social distancing requirements, and precautionary measures due to COVID-19 have impacted the ability of our sales personnel to interact in-person with customers. In response, we have implemented a virtual launch model, which may adversely affect the ability of our sales professionals to effectively market QINLOCK to physicians, which may have a negative impact on our sales and our market penetration. In addition, in the U.S. we plan to utilize various programs to help patients afford our products, including patient assistance programs for eligible patients. Market disruption and rising unemployment caused by the COVID-19 pandemic may lead to increased utilization of our patient assistance programs, which could reduce revenues.

In addition, we continue to actively monitor risks associated with potential interruptions to our clinical studies due to the impact of COVID-19 and are in frequent communication with clinical study sites and contract research organizations (CROs). Some clinical trial sites have maintained restrictions on site visits by sponsors and CROs, initiation of new trials, patient visits, and new patient enrollment as a result of COVID-19. While all of our studies remain open for enrollment, we have provided guidance to our clinical trial sites that new patient enrollment may occur at sites where resources allow these patients to be safely enrolled and closely monitored and some sites have temporarily paused enrollment of new patients. In addition, we continue to work closely with our study sites and CROs to allow for utilization of remote and local assessments, such as televisits, in accordance with FDA guidance, as well as to ensure availability of study drug for patients. While study activities are continuing in the clinical trials we have underway in sites across the globe, and although some of these restrictions have been eased or lifted, we cannot guarantee that COVID-19 precautions, either now or in the future, or the impact of the pandemic, will not directly or indirectly affect the expected timelines for some of our clinical trials.
In light of the changing circumstances surrounding the COVID-19 pandemic, the operating environment remains fluid and uncertain, and the full significance of the impact of the COVID-19 outbreak on our business and the duration for which it may have an impact cannot be determined at this time.
DCC-3014
We continue to study DCC-3014 in an ongoing dose escalation portion of the study in patients with tenosynovial giant cell tumor (TGCT). We currently expect to achieve our previously stated DCC-3014 clinical milestones in the second half of 2020, including that we expect updated clinical data for DCC-3014 from the dose escalation portion of the study in patients with TGCT and the selection of a Phase 2 dose for DCC-3014 and opening the expansion portion of the study in TGCT patients.
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
In May 2020, we announced that we have observed in the paclitaxel combination study the required number of responses in the first stage in both the endometrial and ovarian cancer cohorts, two of the cohorts in Part 2 of this study, triggering the expansion of enrollment in these cohorts. In addition, based on the clinical activity observed in Part 1, we have added a cohort for patients with carcinosarcoma in Part 2 of the study.
Components of Our Results of Operations
Revenues
To date, we have not generated substantial revenue from product sales. On May 15, 2020, QINLOCK was approved by the FDA for the treatment of adult patients with advanced GIST who have received prior treatment with three or more kinase inhibitors, including imatinib. Following the FDA approval of QINLOCK, in May 2020, we commenced commercial sales of QINLOCK in the U.S. and began generating product revenue. If we enter into collaboration agreements, distributor arrangements, or additional license agreements with third parties, we may generate revenue in the future from a combination of product sales or payments from collaboration, distribution, or any potential additional license agreements that we may enter into with third parties. We expect that our revenue in the near future will be derived primarily from the product sales of QINLOCK in the U.S. and, payments, if any, made under the license (the Zai License Agreement) and supply (the Zai Supply Agreement) agreements we entered into with Zai in June 2019 and February 2020, respectively, as well as any collaborations, distributor arrangements, or additional license agreements that we may enter into in the future. We cannot provide assurance as to the timing of future milestone or royalty payments or that we will receive any of these payments at all. We cannot provide assurance as to when or to what extent we will generate revenue from the commercialization of QINLOCK or if, when, or to what extent we will generate revenue from the commercialization and sale of our drug candidates for which we receive marketing approval, if any. We may never succeed in obtaining regulatory approval for any of our drug candidates other than QINLOCK.

Net Product Revenues
Following the FDA approval of QINLOCK in May 2020, we commenced commercial sales of QINLOCK in the U.S. and began generating product revenue. Product revenues are recorded net of estimates of variable consideration. Please read Note 1, Nature of the Business and Summary of Significant Accounting Policies, of these consolidated financial statements for further details of the reserves recorded for variable considerations.
Zai License Agreement
Pursuant to the terms of the Zai License Agreement, we received an upfront cash payment of $20.0 million and became eligible to receive up to $185.0 million in potential development and commercial milestone payments, consisting of up to $50.0 million of development milestones and up to $135.0 million of commercial milestones. In addition, during the term of the Zai License Agreement, Zai will be obligated to pay us tiered percentage royalties ranging from low to high teens on potential annual net sales of QINLOCK, including certain follow-on compounds (the Licensed Products), if approved, in the Greater China region (the Territory), subject to adjustments in specified circumstances.
Under the Zai License Agreement, we recognized revenues of $25.0 million during the second quarter of 2019, which consisted of the $20.0 million upfront payment and a $5.0 million INTRIGUE study-related development milestone payment, which we believed to be probable of achievement in the second quarter of 2019 and was achieved in July 2019.
Under the Zai License Agreement, we recognized revenues of $2.1 million during the second quarter of 2020, which consisted of the achievement of a $2.0 million development milestone in the second quarter of 2020 and $0.1 million in reimbursable costs.
As of June 30, 2020, QINLOCK had not received regulatory approval in the Territory, and it is not possible to estimate when, or if, we may receive royalty payments or commercial milestones under the Zai License Agreement.
Zai Supply Agreement
Pursuant to the terms of the Zai Supply Agreement, costs incurred by the Company for external manufacturing services are reimbursed by Zai.
Under the Zai Supply Agreement, the Company recognized revenues of $0.1 million and $0.2 million associated with the reimbursement of costs incurred for external manufacturing services provided during the three and six months ended June 30, 2020, respectively.
Cost of Sales
Our cost of sales includes external costs of producing and distributing inventories that are related to product revenue during the respective period of the associated sales. In addition, shipping and handling costs for product shipments are recorded in cost of sales as incurred.
Cost of sales for newly launched products, such as QINLOCK, will not be significant until the initial pre-launch inventory is depleted, and additional inventory is manufactured and sold. As a result, the gross margin on sales of QINLOCK for the three and six months ended June 30, 2020 was enhanced by the use of active pharmaceutical ingredients and components that were previously expensed as research and development expenses prior to the launch of QINLOCK.
Operating Expenses
The successful development and commercialization of our drug and drug candidates is highly uncertain. This is due to the numerous risks and uncertainties, including the following:
•successful completion of preclinical studies and clinical trials;
•receipt and related terms of marketing approvals from applicable regulatory authorities;
•raising additional funds necessary to complete clinical development of and commercialize QINLOCK and any current or future drug candidates for which we receive approval;
•obtaining and maintaining patent, trade secret and other intellectual property protection, and regulatory exclusivity for our drug and drug candidates;

•making arrangements with third-party manufacturers, or establishing manufacturing capabilities, for both clinical and commercial supplies of our drug and drug candidates;
•developing and implementing marketing and reimbursement strategies;
•continuing to establish sales, marketing, and distribution capabilities to support the commercial launch of QINLOCK or our drug candidates, if and when approved, whether alone or in collaboration with others such as Zai, our licensee for QINLOCK in the Greater China region;
•acceptance of QINLOCK or our drug candidates, if and when approved, by patients, the medical community, and third-party payors;
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
A change in the outcome of any of these variables with respect to the commercialization of QINLOCK or the development of any of our drug candidates would significantly change the costs and timing associated with the commercialization of QINLOCK or development of that drug candidate. We may never succeed in obtaining regulatory approval for any of our drug candidates other than QINLOCK.
Research and Development Expenses
Research and development expenses consist primarily of costs incurred for our research activities, including our drug discovery efforts and the development of our drug and drug candidates, which include:
•employee-related expenses, including salaries, related benefits, travel, and stock-based compensation expense for employees engaged in research and development functions;
•expenses incurred in connection with the preclinical and clinical development of our drug candidates, including under agreements with CROs;
•the cost of consultants and contract manufacturing organizations (CMOs) that manufacture drug products for use in our preclinical studies and clinical trials as well as all expenses associated with the pre-launch manufacturing of commercial inventory for QINLOCK prior to FDA approval; and
•facilities, depreciation, and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance, and supplies.
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
Research and development activities are central to our business model. Drugs and drug candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect research and development costs to increase as our drug and drug candidate development programs progress. However, we do not believe that it is possible at this time to accurately project total program-specific expenses through commercialization. There are numerous factors associated with the successful commercialization of our drug and any of our drug candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. Additionally, future commercial and regulatory factors beyond our control will impact our clinical development programs and plans.

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
We anticipate that our selling, general, and administrative expenses will increase as we continue to support the commercial launch of QINLOCK as well as our continued research activities and development of our drug and drug candidates. We also anticipate that we will continue to incur increased accounting, audit, legal, regulatory, compliance, and investor and public relations expenses associated with growth of the business and continued operations as a public company.
Other Income (Expense)
Interest and Other Income, net
Interest income consists of interest earned on our cash, cash equivalents, and marketable securities balances. Other income, net, consists of insignificant amounts of miscellaneous income and expenses unrelated to our core operations.
Interest Expense
Interest expense for the three and six months ended June 30, 2019 consisted of interest expense associated with a previously outstanding construction loan from a related party. We anticipate that we will not have interest expense in 2020 as the outstanding balance of notes payable to a related party was repaid in December 2019.
Income Taxes
We are subject to typical corporate U.S. federal and state income taxation; however, we do not have net operating loss carryforwards from periods prior to October 2017 available to offset taxable income earned in future periods in which we will be treated as a corporation.
Consistent with our income tax disclosures described under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations—Components of Our Results of Operations" in our Form 10-K for the year ended December 31, 2019 on file with the SEC, as of June 30, 2020, we have not recorded any U.S. federal or state income tax benefits for either the net losses we have incurred or our earned research and orphan drug credits, due to the uncertainty of realizing a benefit from those items in the future.
Critical Accounting Policies and Significant Judgments and Estimates
Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the U.S. (GAAP). The preparation of our consolidated financial statements and related disclosures requires us to make estimates, assumptions, and judgments that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures in the consolidated financial statements. We believe that our critical accounting policies that involve the most judgment and complexity are those relating to:
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
Except for product revenue, which is described below, for a description of our critical accounting policies, please see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates" in our Form 10-K for the year ended December 31, 2019 on file with the SEC. Other than for product revenue, there have been no significant changes to our critical accounting policies since December 31, 2019.

Product Revenues
We recognize product revenues, net of variable consideration related to certain allowances and accruals, when the customer takes control of the product, which is typically upon delivery to the customer. Product revenue is recorded at the net sales price, or transaction price. We record product revenue reserves, which are classified as a reduction in product revenues, to account for the components of variable consideration. Variable consideration includes the following components: chargebacks, government rebates, trade discounts and allowances, product returns, and other incentives, which are described below.
These reserves are based on estimates of the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable (if the amount is payable to our customer) or a liability (if the amount is payable to a party other than our customer). Our estimates of reserves established for variable consideration are calculated based upon a consistent application of the expected value method, which is the sum of probability-weighted amounts in a range of possible consideration amounts. These estimates reflect our historical experience, current contractual and statutory requirements, specific known market events and trends, industry data, and forecasted customer buying, and payment patterns. The amount of variable consideration that is included in the transaction price may be subject to constraint and is included in net product revenues only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration received may ultimately differ from our estimates. If actual results vary, we adjust these estimates, which could have an effect on earnings in the period of adjustment.
Chargebacks and Administrative Fees: Chargebacks for discounts represent our estimated obligations resulting from contractual commitments to sell product to qualified healthcare providers and government agencies at prices lower than the list prices charged to the customers who directly purchase the product from us. The customers charge us for the difference between what the customers pay us for the product and the customer's ultimate contractually committed or government required lower selling price to the qualified healthcare providers. As part of our contractual commitments to sell product to qualified healthcare providers, we pay fees for administrative services, such as account management and data reporting.
Government rebates: Government rebates consist of Medicare, Tricare, and Medicaid rebates. These reserves are recorded in the same period the related revenue is recognized. For Medicare, we also estimate the number of patients in the prescription drug coverage gap for whom we will owe a rebate under the Medicare Part D program.
Trade discounts and allowances: We provide customers with discounts that are explicitly stated in contracts and recorded in the period the related product revenue is recognized. In addition, we also receive sales order management, inventory management, and data services from customers in exchange for certain fees.
Product returns: We estimate the amount of our product sales that may be returned by our customers and record this estimate in the period the related product revenue is recognized. We currently estimate product return liabilities based on available industry data and our visibility into the inventory remaining in the distribution channel.
Other incentives: Other incentives include co-payment assistance provided to qualified patients, whereby we may provide financial assistance to patients with prescription drug co-payments required by the patient's insurance provider. Reserves for co-payment assistance are recorded in the same period the related revenue is recognized.

Results of Operations
Comparison of the Three and Six Months Ended June 30, 2020 and 2019
The following table summarizes our results of operations for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Revenues:
Product revenues, net	$4,825	$—	$4,825	$—
Collaboration revenues	2,265	25,000	2,327	25,000
Total revenues	7,090	25,000	7,152	25,000
Cost and operating expenses:
Cost of sales	8	—	8	—
Research and development	46,081	34,811	97,469	70,600
Selling, general, and administrative	29,933	13,164	53,869	26,400
Total cost and operating expenses	76,022	47,975	151,346	97,000
Loss from operations	(68,932)	(22,975)	(144,194)	(72,000)
Other income (expense):
Interest and other income, net	1,691	1,540	4,146	3,194
Interest expense	—	(25)	—	(38)
Total other income (expense), net	1,691	1,515	4,146	3,156
Net loss	$(67,241)	$(21,460)	$(140,048)	$(68,844)
Revenues
Net Product Revenues
On May 15, 2020, QINLOCK was approved by the FDA for the treatment of adult patients with advanced GIST who have received prior treatment with three or more kinase inhibitors, including imatinib. Following the FDA approval of QINLOCK, in May 2020, we commenced commercial sales of QINLOCK in the U.S. and began generating product revenue.
As of June 30, 2020, our only source of product revenues were from the sales of QINLOCK in the U.S., and total net product revenues were $4.8 million for the three and six months ended June 30, 2020.
Collaboration Revenues
For the three and six months ended June 30, 2020 compared to the same periods in 2019, collaboration revenues decreased $22.8 million and $22.7 million, respectively, primarily driven by the recognition of up-front and development milestone payments of $20.0 million and $5.0 million, respectively, associated with the Zai License Agreement in the second quarter of 2019 as compared to the recognition of a $2.0 million development milestone payment associated with the Zai License Agreement in the second quarter of 2020. The decrease in upfront and milestone payments were partially offset by revenue increases during the three and six months ended June 30, 2020 compared to the same periods in 2019 for reimbursable costs under the Zai License Agreement, which were $0.1 million during the three and six months ended June 30, 2020, and for the reimbursement of costs incurred for external manufacturing services provided under the Zai Supply Agreement, which were $0.1 million and $0.2 million during the three and six months ended June 30, 2020, respectively.
Cost of Sales
Cost of sales were less than $0.1 million for the three and six months ended June 30, 2020 and were primarily related to packaging, labeling, shipping, and distribution costs associated with sales of QINLOCK. External manufacturing costs associated with QINLOCK inventory prior to FDA approval were previously expensed as research and development expenses and, therefore, are not included in cost of sales during the three and six months ended June 30, 2020.
We expect our cost of sales for QINLOCK to increase as a percentage of net sales in future periods as we continue to produce inventory for future sales, which will reflect the full cost of manufacturing, and then sell such inventory.

Operating Expenses
Research and Development Expenses
QINLOCK
For the three months ended June 30, 2020 compared to the same period in 2019, research and development expenses related to QINLOCK decreased primarily as a result of decreases in manufacturing costs of $0.9 million and clinical trial expenses of $0.7 million. Manufacturing costs for QINLOCK decreased primarily due to the commencement of capitalization of inventory following FDA approval of QINLOCK on May 15, 2020. Clinical trial expenses for QINLOCK decreased primarily as a result of decreased costs associated with our pivotal Phase 3 trial in fourth-line and fourth-line plus GIST, INVICTUS, which we initiated in January 2018 and announced top-line results from in August 2019. In addition, clinical trial expenses decreased due to decreased costs associated with our ongoing Phase 1 trial of QINLOCK. These decreases were partially offset by increased costs related to our pivotal Phase 3 trial in second-line GIST, INTRIGUE, which we initiated in December 2018.
For the six months ended June 30, 2020 compared to the same period in 2019, research and development expenses related to QINLOCK increased primarily as a result of an increase in manufacturing costs of $1.7 million. Manufacturing costs for QINLOCK increased primarily as a result of increased activities to support anticipated drug requirements for commercialization prior to the FDA approval of QINLOCK on May 15, 2020. Clinical trial expenses for QINLOCK decreased $0.5 million during the six months ended June 30, 2020 compared to the same period in 2019. The decrease in clinical trial expenses was primarily related to decreased costs associated with our pivotal Phase 3 trial in fourth-line and fourth-line plus GIST, INVICTUS, which we initiated in January 2018 and announced top-line results from in August 2019. In addition, clinical trial expenses decreased due to decreased costs associated with our ongoing Phase 1 trial of QINLOCK. These decreases were partially offset by increased costs related to our pivotal Phase 3 trial in second-line GIST, INTRIGUE, which we initiated in December 2018.
DCC-3014
For the three and six months ended June 30, 2020 compared to the same periods in 2019, expenses related to our DCC-3014 program increased primarily as a result of increases in clinical trial expenses of $0.5 million and $1.5 million, increases in manufacturing costs of $0.4 million and $1.4 million, and increases in preclinical costs of $0.3 million and $1.1 million, respectively. The increases in clinical trial expenses were primarily due to our ongoing dose escalation Phase 1 trial of DCC-3014 to assess the safety, tolerability, pharmacokinetics, and pharmacodynamics in patients with advanced malignancies and TGCT. Manufacturing costs for the DCC-3014 program increased as a result of increased activities to support clinical trials. The increases in preclinical costs were primarily due to ongoing studies.
Rebastinib
For the three and six months ended June 30, 2020 compared to the same periods in 2019, expenses related to our rebastinib program increased primarily as a result of increases in clinical trial expenses of $1.2 million and $2.4 million and manufacturing costs of $0.9 million and $1.7 million, respectively. The increases in clinical trial expenses were primarily due to our Phase 1b/2 trial of rebastinib in combination with paclitaxel, which we initiated in October 2018 and moved to Part 2 of the Phase 1b/2 trial in the second quarter of 2019, and our second Phase 1b/2 clinical trial of rebastinib in combination with carboplatin, which we initiated in January 2019 and moved to Part 2 of the Phase 1b/2 trial in January 2020. Manufacturing costs for the rebastinib program increased as a result of increased activities to support clinical trials.
DCC-3116
For the three and six months ended June 30, 2020 compared to the same periods in 2019, expenses related to our DCC-3116 program increased primarily as a result of increased preclinical activities, including IND-enabling studies, related to this drug candidate, which we announced as an addition to our pipeline in June 2019.
Unallocated Expenses
For the three and six months ended June 30, 2020 compared to the same periods in 2019, the increase in personnel-related costs included in unallocated expenses was primarily due to an increase in headcount and stock-based compensation expense in our research and development functions. Personnel-related costs included stock-based compensation expense of $5.3 million and $1.8 million during the three months ended June 30, 2020 and 2019, respectively, and $8.6 million and $3.5 million during the six months ended June 30, 2020 and 2019, respectively. The increase in stock-based compensation expense was primarily related to headcount increases and increased valuations of share-based awards granted to our employees as well as $1.3 million of expenses incurred during the three and six months ended June 30, 2020 related to the achievement of vesting events associated with performance-based restricted stock units during the second quarter of 2020.
We expect research and development expenses will increase in the second half of 2020 compared to the first half of 2020 as we continue to support clinical and development activities.
Selling, General, and Administrative Expenses
For the three and six months ended June 30, 2020 compared to the same periods in 2019, the increase in selling, general, and administrative expenses was related to personnel-related costs, professional and consultant fees, and facility related and other costs. For the three and six months ended June 30, 2020 compared to the same periods in 2019, the increase in personnel-related costs was primarily a result of increases in headcount in our selling, general, and administrative functions. Personnel-related costs included stock-based compensation expense of $5.3 million and $2.3 million during the three months ended June 30, 2020 and 2019, respectively, and $9.0 million and $6.9 million during the six months ended June 30, 2020 and 2019, respectively. The increase in stock-based compensation expense was primarily related to increased headcount and increased valuations of share-based awards granted to our employees. These increases in stock-based compensation were partially offset by the modification of stock options pursuant to the transition agreement with our former President and Chief Executive Officer during the six months ended June 30, 2019 resulting in expense of $2.4 million. The increase in professional and consultant fees was primarily due to an increase in various advisory fees, including those related to commercialization preparedness and launch of QINLOCK. The increase in facility related and other costs was primarily due to increased technology related costs to support the growth of the business and expenses associated with our new headquarters that commenced in October 2019.

We expect selling, general, and administrative expenses will increase in the second half of 2020 compared to the first half of 2020 as we continue to support the commercial launch of QINLOCK.
Interest and Other Income, Net
For the three and six months ended June 30, 2020 compared to the same periods in 2019, the increases in interest and other income, net, was primarily due to increases in interest income earned on our cash equivalents and marketable securities associated with higher investment balances as a result of our follow-on public offerings in the third quarter of 2019 and February 2020.
Liquidity and Capital Resources
Since our inception, we have incurred significant operating losses. We have generated limited revenue to date from our product sales, license and supply agreements with Zai, a concluded collaboration agreement, and research and development grants from the KBA. On May 15, 2020, QINLOCK was approved by the FDA for the treatment of adult patients with advanced GIST who have received prior treatment with three or more kinase inhibitors, including imatinib. Following the FDA approval of QINLOCK, in May 2020, we commenced commercial sales of QINLOCK in the U.S. and began generating product revenue. In June 2020, QINLOCK was authorized for sale in Canada by Health Canada for the treatment of adult patients with advanced GIST who have received prior treatment with imatinib, sunitinib, and regorafenib. In July 2020, the Australian TGA approved QINLOCK for the treatment of adult patients with advanced GIST who have received prior treatment with three or more kinase inhibitors, including imatinib. We have not obtained marketing approval for QINLOCK in any other jurisdictions or for any additional indications. As of June 30, 2020, our only source of product revenues were from the sales of QINLOCK in the U.S. We do not expect to generate revenue from sales of any drug candidates in the near future, if at all, unless and until we obtain marketing approval for, and begin to sell, such drug candidates.
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
Cash Flows
As of June 30, 2020, our principal sources of liquidity were cash, cash equivalents, and marketable securities of $631.8 million.
The following table summarizes our sources and uses of cash and cash equivalents for each of the periods presented:

	Six Months Ended June 30,
(in thousands)	2020	2019
Cash flows used in operating activities	$(141,214)	$(70,272)
Cash flows used in investing activities	(19,441)	(167,392)
Cash flows provided by financing activities	195,781	1,137
Net increase (decrease) in cash and cash equivalents	$35,126	$(236,527)
Operating Activities
During the six months ended June 30, 2020, operating activities used $141.2 million of cash, primarily resulting from our net loss of $140.0 million and cash used in changes in our operating assets and liabilities of $18.8 million, partially offset by net non-cash charges of $17.6 million, primarily resulting from share-based compensation expense of $17.6 million. Net cash used in changes in our operating assets and liabilities for the six months ended June 30, 2020 consisted of an $9.5 million decrease in accounts payable and accrued expenses and other current liabilities, a $7.4 million increase in accounts receivable, a $0.9 million decrease in operating lease liabilities associated with lease payments, a $0.8 million increase in inventory, and an increase in prepaid expenses and other current assets of $0.1 million. Changes in accounts payable, accrued expenses and other current liabilities, and prepaid expenses were generally due to the timing of vendor invoicing and payments. Increases in accounts receivable were primarily associated with product sales of QINLOCK beginning in May 2020 and with revenues recognized in the second quarter of 2020 under the Zai License and Supply Agreements. Inventory increases were associated with the build-up and commencement of capitalization of inventory to support commercial sales of QINLOCK following the FDA approval of QINLOCK in the second quarter of 2020.

During the six months ended June 30, 2019, operating activities used $70.3 million of cash, primarily resulting from our net loss of $68.8 million and cash used by changes in our operating assets and liabilities of $11.0 million, partially offset by non-cash charges of $9.6 million. Net cash used by changes in our operating assets and liabilities for the six months ended June 30, 2019 consisted primarily of a $20.0 million increase in accounts receivable and a $5.0 million increase in unbilled receivable, partially offset by a $12.8 million increase in accounts payable and accrued expenses and other liabilities and a decrease in prepaid expenses and other current assets of $1.3 million. Increases in accounts receivable and unbilled receivables were associated with an up-front payment and development milestone payment, respectively, under the Zai License Agreement, which was entered into in June 2019. Changes in accounts payable, accrued expenses, and prepaid expenses were generally due to growth in our business.
Investing Activities
During the six months ended June 30, 2020, investing activities used $19.4 million of cash, consisting of $15.2 million for the net purchases of marketable securities, $3.7 million to purchase property and equipment, and an increase in our restricted investments by $0.6 million to increase our Company credit card limit to support the growth of the business in the first quarter of 2020.
During the six months ended June 30, 2019, investing activities used $167.4 million of cash, primarily consisting of $166.7 million for the net purchases of marketable securities and an increase in our restricted investments by $0.4 million to secure a Company credit card.
Financing Activities
During the six months ended June 30, 2020, net cash provided by financing activities was $195.8 million, consisting of proceeds from our follow-on public offering in February 2020, net of underwriting discounts and commissions, of $189.0 million and the exercise of stock options of $7.4 million, partially offset by $0.7 million of payments of offering costs.
During the six months ended June 30, 2019, net cash provided by financing activities was $1.1 million, primarily consisting of proceeds from the exercise of stock options of $1.2 million.
Funding Requirements
We expect that our expenses and capital requirements will increase in connection with our ongoing activities. The timing and amount of our operating expenditures will depend largely on:
•the timing and progress of preclinical and clinical development activities;
•successful enrollment in and completion of clinical trials;
•the success of our commercialization efforts and market acceptance for QINLOCK or any of our future approved drugs;
•the timing and outcome of regulatory review of our drug and drug candidates;
•the cost to develop companion diagnostics as needed for each of our drug candidates;
•our ability to establish and manage agreements with third-party manufacturers for clinical supply for our clinical trials and commercial manufacturing;
•addition and retention of key research and development and commercial, including sales and marketing, personnel;
•our efforts to enhance operational, financial, and information management systems and hire additional personnel, including personnel to support the business;
•the costs and timing of commercialization activities, including product manufacturing, marketing, sales, and distribution, for QINLOCK, and any of our drug candidates for which we obtain marketing approval;
•the legal and patent costs involved in prosecuting patent applications and enforcing patent claims and other intellectual property claims; and
•the terms and timing of any collaboration, license, distribution, or other arrangement, including the terms and timing of any upfront, milestone, and/or royalty payments thereunder.

As of June 30, 2020, we had cash, cash equivalents, and marketable securities of $631.8 million. We believe that our cash, cash equivalents, and marketable securities as of June 30, 2020, together with anticipated product revenues, but excluding any potential future milestone payments or other payments under our collaboration or license agreements, if any, will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2022. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.
Until at least such time, if ever, as we can generate substantial product revenues, we expect to finance our operations primarily through a combination of equity offerings, debt financings, collaborations, strategic alliances, and marketing, distribution, or additional licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of existing equity holders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures, or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution, or licensing arrangements with third parties (such as our license agreement with Zai), we may have to relinquish valuable rights to our technologies, future revenue streams, research programs, drugs, or drug candidates, or grant licenses on terms that may not be favorable to us. Market volatility resulting from the COVID-19 pandemic or other factors could also adversely impact our ability to access capital as and when needed. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, limit, reduce, or terminate our research, product development, or commercialization efforts or grant rights to develop and market drugs and drug candidates that we would otherwise prefer to develop and market ourselves.
Contractual Obligations and Commitments
We have entered into commercial supply agreements related to the supply of QINLOCK that require us to make binding forecasts for a certain amount of purchases. The related cancellation clauses would as a general matter require us to pay the full amount of these binding forecasts. As of June 30, 2020, our contractual commitments for such obligations were $5.0 million, which are expected to be paid within one year.
As of June 30, 2020, there have been no other material changes to our contractual obligations and commitments outside the ordinary course of business from those that were presented in our Form 10-K for the year ended December 31, 2019, which primarily consisted of our obligations under non-cancellable operating leases.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Our cash, cash equivalents, and marketable securities as of June 30, 2020 consisted of cash, money market funds, and U.S. government securities. The primary objectives of our investment activities are to preserve principal, provide liquidity, and maximize income without significantly increasing risk. We have policies requiring us to invest in high-quality issuers, limit our exposure to any individual issuer, and ensure adequate liquidity. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of interest rates. Because of the general short-term nature of the instruments in our portfolio, we believe that a sudden change in market interest rates would not be expected to have a material impact on our financial position or results of operations. A potential change in fair value for interest rate sensitive instruments, which include marketable securities, has been assessed on a hypothetical 100 basis point adverse movement across all maturities. As of June 30, 2020, we estimate that such hypothetical 100 basis point adverse movement would result in a hypothetical loss in fair value of approximately $4.8 million to our interest rate sensitive instruments.
We do not believe that our cash, cash equivalents, and marketable securities have significant risk of default or illiquidity. While we believe our cash, cash equivalents, and marketable securities do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value, including changes resulting from the impact of the COVID-19 pandemic. In addition, we maintain significant amounts of cash, cash equivalents, and marketable securities at multiple financial institutions that are in excess of federally insured limits.
We contract with vendors in foreign countries. As such, we have exposure to adverse changes in exchange rates of foreign currencies associated with our foreign transactions. We believe this exposure to be immaterial. We do not hedge against this exposure to fluctuations in exchange rates.
Inflation generally affects us by increasing our cost of labor, clinical trial, and manufacturing costs. We do not believe that inflation had a material effect on our business, financial condition, or results of operations during the three and six months ended June 30, 2020 and 2019.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Risks Related to Our Financial Position and Need for Additional Capital
We have incurred significant operating losses since our inception and have not generated substantial revenue from product sales. We expect to incur continued losses for the foreseeable future and may never achieve or maintain profitability.
Investment in pharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We were formed and commenced operations in 2003. Other than QINLOCK, we have no approved products for commercial sale and have not generated substantial revenue from product sales. We continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we have never been profitable and have incurred losses in each year since inception. For the six months ended June 30, 2020 and the year ended December 31, 2019, we reported a net loss of $140.0 million and $192.3 million, respectively. As of June 30, 2020, we had an accumulated deficit of $628.0 million.
Since our inception, we have focused substantially all of our efforts and financial resources on developing our proprietary compound library, including, without limitation, the preclinical and clinical development of QINLOCK and our drug candidates and, more recently, establishing a commercial infrastructure. On May 15, 2020, QINLOCK was approved by the FDA for the treatment of adult patients with advanced GIST who have received prior treatment with three or more kinase inhibitors, including imatinib. We are also developing QINLOCK for the treatment of second-line GIST. Except for QINLOCK, all of our drug candidates, including DCC-3014, rebastinib, and DCC-3116 are still in preclinical and clinical development. To date, we have not generated substantial revenue from the product sales of QINLOCK and have funded our operations primarily with proceeds from the sales of our common stock in public offerings, sales of preferred shares, proceeds from the issuance of convertible notes, payments received under a concluded collaboration agreement, upfront and milestone payments received under our license agreement with Zai, borrowings under a repaid construction loan, and research and development grants from the KBA. Since our inception, we received an aggregate of $1.2 billion in net proceeds from such transactions. As of June 30, 2020, our cash, cash equivalents, and marketable securities were $631.8 million.
We expect to incur operating losses for the foreseeable future, particularly as we commercialize QINLOCK and advance development of our drug and drug candidates. Our prior losses, combined with expected future losses, have had, and will continue to have, an adverse effect on our stockholders' equity and working capital. We expect to incur significant research and development expenses in connection with our ongoing and additional clinical trials for QINLOCK, DCC-3014, and rebastinib, our preclinical studies for DCC-3116, and development of any other future drug candidates we may choose to pursue. In addition, we will incur significant sales, marketing, and outsourced manufacturing costs and expenses in connection with the commercialization of QINLOCK and any other approved drugs in the future. We have and will continue to incur additional costs associated with operating as a public company. As a result, we expect to continue to incur operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.
Our ability to become profitable depends upon our ability to generate revenue. To date, we have not generated substantial revenue from sales of QINLOCK, and we do not know when, or if, we will generate profits or positive operating cash flows. We also have not obtained marketing approval for QINLOCK outside of the U.S., Canada, and Australia or for any other indications, and we have not obtained marketing approval for any of our drug candidates. We do not expect to generate significant revenue from our drug candidates unless and until we obtain marketing approval for, and begin to sell, such drug candidates. Our ability to generate further revenue from sales of QINLOCK or revenue from sales of our drug candidates depends on a number of factors, including, but not limited to, our ability to:
•successfully complete our second Phase 3 clinical trial of QINLOCK for the treatment of second-line GIST;

•initiate and successfully complete other later-stage clinical trials that meet their clinical endpoints;
•initiate and successfully complete all safety studies and related reports required to obtain U.S. and foreign marketing approval for our drug candidates;
•subject to obtaining favorable results from our Phase 3 trial for QINLOCK for the treatment of second-line GIST, completing all requirements for the submission of a supplemental NDA, and applying for and obtaining marketing approval;
•complete all requirements for the submission of a marketing authorisation application (EU MAA) to the European Medicines Agency (EMA) and obtain marketing approval for QINLOCK in the European Union (EU);
•continue to maintain and expand commercial manufacturing capabilities or make further arrangements with third-party manufacturers for clinical supply and commercial manufacturing of QINLOCK and our drug candidates;
•commercialize QINLOCK by deploying a sales force and marketing QINLOCK in the U.S. and, either ourselves or through third parties, in other jurisdictions where we receive approval including Canada and Australia, assisting our licensee, Zai, in its efforts to develop and, if approved, commercialize QINLOCK in Greater China, and/or entering into additional license and/or collaboration agreements and/or distribution arrangements with third parties;
•obtain, maintain, protect, and defend our intellectual property portfolio; and
•achieve market acceptance of QINLOCK, or any current or future drug candidate for which we receive marketing approval, in the medical community and with third-party payors.
To become and remain profitable, we must succeed in developing, and commercializing, products that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing preclinical testing and clinical trials for our drug candidates, discovering additional drug candidates, establishing arrangements with third parties for the manufacture of clinical and commercial supplies of our drug and drug candidates, obtaining marketing approval for our drug candidates, and manufacturing, marketing, and selling any products for which we obtain marketing approval, including QINLOCK. We are only in early stages of many of these activities. We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability.
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
Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would cause significant harm to our financial position, adversely impact our stock price, and impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our product offerings, or even continue our operations. A decline in the value of our company could also cause you to lose all or part of your investment.
We expect our operating results to fluctuate in future periods, which may adversely affect our stock price.
Our quarterly operating results have fluctuated in the past, and we believe they will continue to do so in the future. Our operating results may fluctuate due to the level of success of our commercial efforts, as well as the variable nature of our operating expenses as a result of the timing and magnitude of expenditures. In one or more future periods, our results of operations may fall below the expectations of securities analysts and investors. In that event, the market price of our common stock could decline.
We may require substantial additional funding. If we are unable to raise capital when needed, or on attractive terms, we could be forced to delay, reduce, or eliminate our research or drug development programs or commercialization efforts.
We expect to incur significant expenses in connection with our ongoing activities, particularly as we commercialize QINLOCK and advance additional indications for QINLOCK, and our drug candidates, DCC-3014, rebastinib, and DCC-3116, and seek to identify lead drug candidates in our discovery programs. We expect increased expenses as we continue our research and development and initiate additional clinical trials and establish arrangements with third parties for the manufacture of clinical supplies of and seek marketing approval for our drug candidates. In addition, we expect to incur significant commercialization costs and expenses related to product manufacturing, marketing, sales, and distribution of QINLOCK and any current or future drug candidate for which we receive marketing approval. Furthermore, we expect to continue to incur costs associated with operating as a public company.
Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed, or on attractive terms, we could be forced to delay, reduce, or eliminate our research or drug development programs or our commercialization efforts.
We believe that our cash, cash equivalents, and marketable securities as of June 30, 2020, together with anticipated product revenues, but excluding any potential future milestone payments or other payments under our collaboration or license agreements, if any, will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2022. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.
Our future capital requirements will depend on many factors, including:
•the scope, progress, costs, and results of our clinical trials of QINLOCK for the treatment of second-line GIST;
•the scope, progress, costs, and results of drug discovery, preclinical development, and clinical trials for our drug candidates;
•the cost of maintaining, expanding, or contracting for sales, marketing, and distribution capabilities in connection with commercialization of QINLOCK or any future drugs for which we receive marketing approval;
•the success of our commercialization efforts and market acceptance for QINLOCK or any of our future approved drugs;
•the number and development requirements of drug candidates that we pursue, including ones we may acquire from third parties;
•the costs and timing of arrangements with third parties for the manufacture of clinical and commercial supplies of QINLOCK and our drug candidates;
•the costs, timing, and outcome of regulatory review of our drug candidates and for QINLOCK for additional indications or in additional geographies;
•the costs and timing of commercialization activities, including product manufacturing, marketing, sales, and distribution, for QINLOCK and any of our drug candidates for which we obtain marketing approval, as well as infrastructure costs in the U.S. and in other jurisdictions where we may seek marketing approval and choose to sell or enter into distribution arrangements;
•the revenue, if any, received from commercial sales of QINLOCK and our drug candidates for which we obtain marketing approval, if any;
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
•our ability to establish license, distributor, and/or collaboration arrangements with other biotechnology or pharmaceutical companies on favorable terms, if at all, for the development or commercialization of our drug candidates; and
•the extent to which we acquire or in-license drug candidates, technologies, and associated intellectual property rights.
Identifying potential drug candidates and conducting preclinical testing and clinical trials and, for any drug candidates that receive marketing approval, establishing and maintaining a commercial infrastructure, is a time-consuming, expensive, and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain additional marketing approvals, including for QINLOCK in additional indications or geographies, and achieve substantial revenues for any of our drug candidates that receive marketing approval, including for QINLOCK. In addition, QINLOCK and any of our drug candidates that receive marketing approval may not achieve commercial success. Accordingly, we will need to obtain substantial additional funds to achieve our business objectives. Adequate additional funds may not be available to us on acceptable terms, or at all.

Raising additional capital may cause dilution to our stockholders, restrict our operations, or require us to relinquish rights to our technologies or drug candidates.
Until at least such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs primarily through a combination of equity offerings, debt financings, collaborations, strategic alliances, and marketing, distribution, or licensing arrangements. We do not currently have any committed external source of funds. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of our securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures, or declaring dividends.
If we raise additional funds through collaborations, strategic alliances or marketing, distribution, or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs, drugs or drug candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, limit, reduce, or terminate our research, product development, or commercialization efforts, or grant rights to develop and market drugs and drug candidates that we would otherwise prefer to develop and market ourselves.
We have a limited operating history, have not successfully completed late-stage clinical trials for any drug candidate other than QINLOCK, and have not generated substantial revenue from product sales or profits. We may never achieve or sustain profitability.
We commenced operations in 2003. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, conducting research and development, filing patents, identifying potential drug candidates, undertaking preclinical studies, initiating and conducting clinical trials, establishing arrangements with third parties for the manufacture of initial quantities of our drug candidates, and establishing a commercial infrastructure. On May 15, 2020, QINLOCK was approved by the FDA for the treatment of adult patients with advanced GIST who have received prior treatment with three or more kinase inhibitors, including imatinib. We are also developing QINLOCK for the treatment of second-line GIST. All of our drug candidates are still in clinical trials or preclinical development.
We have not yet demonstrated our ability to successfully complete any Phase 2 or Phase 3 clinical trials other than for QINLOCK in fourth- and fourth-line plus GIST and we have not generated substantial revenue from product sales or profit from our operations. Consequently, we may never achieve or sustain profitability and any predictions you make about our future success or viability may not be as accurate as they could be if we had an operating history with these activities.
In addition, as a growing business entering into new stages of pharmaceutical development, we may encounter unforeseen expenses, difficulties, complications, delays, and other known and unknown factors. We are in the early stages of transitioning from a company with a research and development focus to a company capable of supporting commercial activities and we have not yet demonstrated our ability to conduct large-scale sales, marketing, and distribution activities necessary for successful product commercialization. While these efforts are underway, some of the activities are in the early stages and all are subject to numerous risks and uncertainties; accordingly, there can be no assurance that we will be successful in such a transition.
Risks Related to Commercialization
Our business depends heavily on our ability to successfully commercialize QINLOCK in the U.S. and in other jurisdictions where we may obtain marketing approval. There is no assurance that our commercialization efforts with respect to QINLOCK will be successful or that we will be able to generate revenues at the levels or on the timing we expect, or at levels or on the timing necessary to support our goals.
To date, we have not generated substantial revenues from the sale of products. On May 15, 2020, QINLOCK was approved by the FDA for the treatment of adult patients with advanced GIST who have received prior treatment with three or more kinase inhibitors, including imatinib. Our business currently depends heavily on our ability to successfully commercialize QINLOCK as a treatment for GIST in the U.S. and in other jurisdictions where we may obtain marketing approval. We may never be able to successfully commercialize the product or meet our expectations with respect to revenues. We have never marketed, sold, or distributed for commercial use any pharmaceutical product other than QINLOCK, with respect to which we only recently began commercial sales. There is no guarantee that the infrastructure, systems, processes, policies, relationships, and materials we have built in anticipation of the launch and commercialization of QINLOCK in the U.S. in GIST will be sufficient for us to achieve success at the levels we expect.
We may encounter issues and challenges in commercializing QINLOCK and generating substantial revenues. We may also encounter challenges related to reimbursement of QINLOCK, including potential limitations in the scope, breadth, availability, or amount of reimbursement covering QINLOCK. Similarly, healthcare settings or patients may determine that the financial burdens of treatment are not acceptable. We may face other limitations or issues related to the price of QINLOCK. Our results may also be negatively impacted if we have not adequately sized our field teams or our physician segmentation and targeting strategy is inadequate or if we encounter deficiencies or inefficiencies in our infrastructure or processes. Other factors that may hinder our ability to successfully commercialize QINLOCK, or any of our future approved drugs, and generate substantial revenues, include:
•the acceptance of QINLOCK by patients and the medical community;
•the ability of our third-party manufacturer(s) to manufacture commercial supplies of QINLOCK at acceptable costs, to remain in good standing with regulatory agencies, and to develop, validate, and maintain commercially viable manufacturing processes that are, to the extent required, compliant with current good manufacturing practice (cGMP) regulations;
•our ability to remain compliant with laws and regulations that apply to us and our commercial activities;
•FDA-mandated package insert requirements and successful completion of any related FDA post-marketing requirements;
•the actual market size for QINLOCK, which may be different than expected;
•the length of time that patients who are prescribed our drug remain on treatment;
•our ability to successfully complete our Phase 3 clinical trial of QINLOCK for second-line GIST and obtain marketing approval in such indication;
•the sufficiency of our drug supply to meet commercial and clinical demands which could be negatively impacted if our projections regarding the potential number of patients are inaccurate, we are subject to unanticipated regulatory requirements, or our current drug supply is destroyed, or negatively impacted at our manufacturing sites, storage sites, or in transit; and
•our ability to maintain, enforce, and defend third party challenges to our intellectual property rights in and to QINLOCK.
Any of these issues could impair our ability to successfully commercialize the product or to generate substantial revenues or profits or to meet our expectations with respect to the amount or timing of revenues or profits. Any issues or hurdles related to our commercialization efforts may materially adversely affect our business, results of operations, financial condition, and prospects. There is no guarantee that we will be successful in our launch or commercialization efforts with respect to QINLOCK. We may also experience significant fluctuations in sales of QINLOCK from period to period and, ultimately, we may never generate sufficient revenues from QINLOCK to reach or maintain profitability or sustain our anticipated levels of operations. Any inability on our part to successfully commercialize QINLOCK in the U.S., and any other international markets where it may subsequently be approved, or any significant delay, could have a material adverse impact on our ability to execute upon our business strategy.
We have limited experience as a commercial company and the marketing and sale of QINLOCK or any future approved drugs may be unsuccessful or less successful than anticipated.
While we are initiating the commercial launch of QINLOCK in the U.S., we have limited experience as a commercial company and there is limited information about our ability to successfully overcome many of the risks and uncertainties encountered by companies commercializing drugs in the biopharmaceutical industry. To execute our business plan, in addition to successfully marketing and selling QINLOCK, we will need to successfully:
•establish and maintain our relationships with healthcare providers who will be treating the patients who may receive our drug and any future drugs;
•obtain adequate pricing and reimbursement for QINLOCK and any future drugs;
•gain regulatory authorization for the development and commercialization of the drug candidates in our pipeline;
•develop and maintain successful strategic alliances; and

•manage our spending as costs and expenses increase due to clinical trials, marketing approvals, and commercialization.
If we are unsuccessful in accomplishing these objectives, we may not be able to successfully develop drug candidates, commercialize QINLOCK or any future drugs, raise capital, expand our business, or continue our operations.
Our reliance on sole source third-party suppliers could harm our ability to commercialize QINLOCK or any drug candidates that may be approved in the future.
We do not currently own or operate manufacturing facilities for the production of QINLOCK or any drug candidates that may be approved in the future. We rely on sole source third-party suppliers to manufacture and supply QINLOCK which may not be able to produce sufficient inventory to meet commercial demand in a timely manner, or at all. Our third-party suppliers may not be required to, or may be unable to, provide us with any guaranteed minimum production levels or have sufficient dedicated capacity for our drug. As a result, there can be no assurances that we will be able to obtain sufficient quantities of QINLOCK or any drug candidates that may be approved in the future, which could have a material adverse effect on our business as a whole.
The incidence and prevalence for target patient populations of our approved drug and drug candidates have not been established with precision. If the market opportunities for our approved drug or drug candidates are smaller than we estimate or if any approval that we obtain is based on a narrower definition of the patient population, our revenue potential and ability to achieve profitability will be adversely affected.
The precise incidence and prevalence for GIST, SM, and other solid tumors driven by KIT or PDGFRα, and TGCT, are unknown. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our drug or drug candidates, are based on estimates, which are inherently uncertain.
The total addressable market opportunity for QINLOCK, DCC-3014, rebastinib, and DCC-3116, and any other drug candidates we may produce will ultimately depend upon, among other things, the diagnosis criteria included in the final label for our current and future drugs for sale for these indications, acceptance by the medical community and patient access, drug pricing, and reimbursement. The number of patients in our targeted commercial markets and elsewhere may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our drug, or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our results of operations and our business.
The commercial success of QINLOCK, and of any future approved drugs, will depend upon the degree of market acceptance by physicians, patients, third-party payors, and others in the medical community.
The commercial success of QINLOCK, and of any future approved drugs, will depend in part on market acceptance by physicians, patients, third-party payors, and others in the medical community. For example, current cancer treatments, such as surgery, existing targeted therapies, chemotherapy, and radiation therapy, are well established in the medical community, and doctors may continue to rely on these treatments. If QINLOCK and any future approved drugs do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of QINLOCK and of any current or future drug candidates, if approved for commercial sale, will depend on a number of factors, including:
•the availability, perceived advantages, and relative cost, safety, and efficacy of alternative and competing treatments;
•the prevalence and severity of any side effects, adverse reactions, misuse, or any unfavorable publicity in these areas, in particular compared to alternative treatments;
•our ability (and the ability of our licensees) to offer our products for sale at competitive prices;
•the convenience and ease of administration compared to alternative treatments;
•the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
•the strength and effectiveness of our marketing, sales, and distribution strategy and efforts, including, without limitation, our own and that of our licensees and distributors, and the degree to which the approved labeling supports promotional initiatives for commercial success;
•the existence of distribution and/or use restrictions, such as through a Risk Evaluation and Mitigation Strategy (REMS);
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
Even if a potential drug displays a favorable efficacy and safety profile in preclinical and clinical studies, market acceptance of the drug will not be known until after it is launched. Our efforts to educate the medical community and third-party payors on the benefits of our drug may require significant resources and may never be successful. Our efforts to educate the marketplace may require more resources than are required by the therapies marketed by our competitors. Any of these factors may cause QINLOCK, or any future approved drugs, to be unsuccessful or less successful than anticipated.
If we and/or our licensees are unable to maintain and further develop sales and marketing capabilities, we or our licensees may not be successful in commercializing QINLOCK, or any of our drug candidates if and when they are approved, and we may not be able to generate substantial revenue.
We have only recently established our sales and marketing infrastructure and currently have only limited experience in the sale, marketing, or distribution of biopharmaceutical products. To achieve commercial success for QINLOCK or any other product for which we obtain marketing approval, we will need to successfully maintain and expand our sales, marketing, and distribution capabilities, either ourselves or through collaboration, licensing, distribution, or other arrangements with third parties. In addition, our licensee for QINLOCK for Greater China is building a sales and marketing infrastructure but currently has limited experience in sales, marketing, and distribution of a commercial product.
We have built our own focused, specialized sales and marketing organization in the U.S. In addition to our existing QINLOCK license to Zai for Greater China, we are currently exploring selectively establishing partnerships in markets outside the U.S. to support the commercialization of QINLOCK or our drug candidates for which we obtain marketing approval and that can be commercialized with such capabilities, and we are currently exploring the possibility of building our own sales capabilities in Europe as an alternative to partnering.
There are risks involved with establishing our own sales and marketing capabilities. For example, recruiting and training a sales force is expensive and time-consuming. We will need to commit significant management and other resources to maintain and grow our commercial organization. We may not be able to achieve the necessary development and growth in a cost-effective manner or realize a positive return on our investment. We will also have to compete with other companies to recruit, hire, train, and retain sales and marketing personnel. We cannot be sure that we will be able to recruit, hire, train, and retain a sufficient number of sales representatives or that they will be effective at promoting QINLOCK or any future approved drugs.
Factors that may inhibit our efforts to commercialize our products on our own include:
•our inability to recruit, train, and retain adequate numbers of effective sales and marketing personnel;
•our inability to raise financing necessary to maintain and grow our commercialization infrastructure;
•the inability of sales personnel to obtain access to physicians or educate physicians about the benefits, safety, and effectiveness of QINLOCK or any future approved products, in particular in light of current reduced in-person access to medical institutions and personnel and other significant disruptions to the healthcare system and community due to COVID-19;
•the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and
•unforeseen costs and expenses associated with creating an independent sales and marketing organization.
As a result of any potential partnerships in markets outside of the U.S., or if we are unable to successfully establish our own sales and marketing capabilities in the U.S. and instead enter into arrangements with third parties to perform these services, our product revenues and our profitability, if any, are likely to be lower than if we were to market and sell any products that we develop ourselves. In addition, we may not be successful in entering into arrangements with third parties to market and sell our drug or may be unable to do so on terms that are acceptable to us. We likely will have little control over such third parties, and any of these third parties may fail to devote the necessary resources and attention to develop (as necessary in the relevant jurisdiction), sell, and market our products effectively. If we do not maintain and expand our sales and marketing capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing QINLOCK or any of our drug candidates for which we receive marketing approval. In the event that we are unable to effectively deploy our sales organization or distribution strategy on a timely and efficient basis, if at all, the commercialization of QINLOCK and our drug candidates, if approved, could be delayed which would negatively impact our ability to generate product revenues.
We face substantial competition, which may result in others discovering, developing, or commercializing products before or more successfully than we do.
The development and commercialization of new pharmaceutical and biotechnology products is highly competitive. We face competition with respect to our approved drug and current clinical-stage drug candidates and will face competition with respect to any drugs and drug candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies, and biotechnology companies worldwide. There are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of products for the treatment of the disease indications for which we are developing our drug and drug candidates. Some of these competitive products and therapies are based on scientific approaches that are similar to our approach, and others are based on entirely different approaches. Potential competitors also include academic institutions, government agencies, and other public and private research organizations that conduct research, seek patent protection, and establish collaborative arrangements for research, development, manufacturing, and commercialization.
Specifically, there are a large number of pharmaceutical and biotechnology companies developing or marketing treatments for cancer that would be competitive with QINLOCK and the drug candidates we are developing, if such drug candidates are approved. Many of these companies are developing cancer therapeutics that are also kinase inhibitors. Although there are currently marketed drugs that have activity in GIST through their targeting of primary and secondary KIT mutants, other than avapritinib for GIST PDGFRα exon 18 mutations only, no currently marketed drug directly targets certain secondary resistance mutations in KIT and PDGFRα, and no currently marketed drug provides coverage of all KIT and PDGFRα mutants. With respect to QINLOCK, there are a number of large pharmaceutical companies and biotechnology companies marketing small molecule drugs or biologic drugs for the treatment of GIST, including Blueprint Medicines Corporation (BPMC), Novartis AG (Novartis), Pfizer, Inc. (Pfizer), and Bayer AG. We are also aware of pharmaceutical and biotechnology companies developing drugs for the treatment of GIST and/or SM including AB Sciences S.A., Arog Pharmaceuticals, Inc., BPMC, Chia Tai Tianqing Pharmaceutical Group CO., LTD, Daiichi Sankyo Company, Limited, Exelixis, Inc., Immunicum AB, Jiangsu HengRui, Inc., Ningbo Tai Kang Medical Technology Co. Ltd., Novartis, Taiho Pharmaceutical Co. Ltd, Unum Therapeutics, and Xencor, Inc. Some of these competitors are further along in their clinical development programs than we are in ours. Further, there are numerous companies marketing or developing antibodies and small molecules targeting colony stimulating factor receptor 1 (CSF1R), inhibitors that we are seeking to target with our DCC-3014 program, including Abbisko Therapeutics Co., Ltd., Five Prime Therapeutics, Inc., and LifeMax Laboratories, Inc. In addition, while we believe that rebastinib, a TIE2 inhibitor, is a novel molecule, we believe we may face competition from drug candidates in clinical trials that are not TIE2 inhibitors, but aim to achieve similar effects on the immune system. These include small molecule drug candidates in clinical trials from Bristol-Myers Squibb Company and Novartis, and antibody therapeutics from AstraZeneca PLC, Eisai Co., Ltd., Roche Holding Ltd., Merck & Co., Inc., Pfizer, and Tesaro, a GlaxoSmithKline PLC company.
Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are approved for broader indications or patient populations, are approved for specific sub-populations, are more convenient or are less expensive than QINLOCK or any other products that we may develop. Our competitors also may obtain FDA or other marketing approval for their products more rapidly than any approval we may obtain for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of generic products.
Generic products are currently on the market for some of the indications that we are pursuing, and additional products are expected to become available on a generic basis over the coming years. We expect that QINLOCK, and any of our drug candidates that achieve marketing approval, will be priced at a significant premium over any competitive generic products.
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
QINLOCK or any current or future drug candidates, if successfully developed and approved, may cause undesirable side effects that limit the commercial profile or result in other significant negative consequences for approved products; or delay or prevent further development or regulatory approval with respect to drug candidates or new indications, or cause regulatory authorities to require labeling statements, such as boxed warnings.
Undesirable side effects caused by QINLOCK or any future approved drugs could limit the commercial profile of such drug or result in significant negative consequences such as a more restrictive label or other limitations or restrictions.
Undesirable side effects caused by our drug candidates or our existing drug being developed for new indications could cause us or regulatory authorities to interrupt, delay or halt non-clinical studies and clinical trials or could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other regulatory authorities.
Clinical trials by their nature utilize a sample of the potential patient population. With a limited number of patients and limited duration of exposure, certain side effects of QINLOCK or of our current or future drug candidates may only be uncovered with a significantly larger number of patients exposed to the drug, and those side effects could be serious or life-threatening. If we or others identify undesirable side effects caused by QINLOCK or any future approved drug (or any other similar drugs), a number of potentially significant negative consequences could result, including:
•regulatory authorities may withdraw or limit their approval of such drugs;
•regulatory authorities may require the addition of labeling statements, such as a "boxed" warning or additions to an existing boxed warning, or a contraindication, including as a result of inclusion in a class of drugs for a particular disease;
•regulatory authorities may refuse to approve label expansion for additional indications for QINLOCK or any future approved drugs;
•we may be required to change the way such drugs are distributed or administered, conduct additional clinical trials or change the labeling of the drugs;
•we may be subject to regulatory investigations and government enforcement actions;
•we may decide to remove such drugs from the marketplace;
•we could be sued and held liable for injury caused to individuals exposed to or taking our drug candidates; and
•our reputation may suffer.
We believe that any of these events could prevent us from achieving or maintaining market acceptance of the affected drug, and could substantially increase the costs of commercializing such drugs and significantly impact our ability to successfully commercialize such drugs and generate revenues.
Product liability lawsuits against us could cause us to incur substantial liabilities and to limit commercialization of our approved drug or any of our drug candidates that we may develop.
We face an inherent risk of product liability exposure related to the sale and use of our approved drug and the testing of drug candidates in human clinical trials and use of our drug candidates through compassionate use and expanded access programs, and an even greater risk in connection with our commercialization of our current and future drugs. If we cannot successfully defend ourselves against any claims that our approved drug or any of our drug candidates caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:
•decreased demand for our approved drug or any of our drug candidates or products that we may develop and commercialize;
•injury to our reputation and significant negative media attention;
•withdrawal of clinical trial participants;
•significant costs to defend the related litigation;
•substantial monetary awards to trial participants or patients;

•loss of revenue or royalties;
•reduced resources of our management to pursue our business strategy; and
•the inability to commercialize our approved drug or any of our drug candidates that we may develop.
We currently hold $20.0 million in product liability insurance coverage in the aggregate for the U.S. and certain other jurisdictions, with a per incident limit of $20.0 million, which may not be adequate to cover all liabilities that we may incur or may be responsible for with respect to indemnification obligations. We anticipate that we may need to further increase our insurance coverage as we expand our clinical trials or if we successfully commercialize additional drugs or drug candidates. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.
Risks Related to the Discovery and Development of Our Drug Candidates
We currently have no products that are approved for sale with the exception of QINLOCK. Our drug and all of our drug candidates target key interactions with kinase switch regions to inhibit kinase activity. If we are unable to successfully commercialize QINLOCK or our drug candidates, if approved, or experience significant delays in doing so, our business will be materially harmed.
We currently have no products that are approved for sale with the exception of QINLOCK. We are early in our development efforts for all of our other drug candidates. Two of our drug candidates are only in Phase 1 or Phase 1b/2 clinical trials.
Our drug and drug candidates target key interactions with kinase switch regions to inhibit kinase activity. Other than QINLOCK, there are no currently approved switch-control kinase inhibitors. We discontinued an earlier drug candidate that also targeted key interactions with kinase switch regions to inhibit kinase activity. Its development was discontinued due to strategic and competitive reasons. There can be no assurance that our current drug candidates will achieve success in their clinical trials or obtain regulatory approval.
Our ability to generate continued product revenues will depend heavily on the successful development and commercialization of our drug and drug candidates, if approved. The success of our approved drug and drug candidates will depend on several factors, including the following:
•successful completion of preclinical studies and clinical trials, including our ongoing Phase 3 clinical trial of QINLOCK for second-line GIST;
•receipt and related terms of marketing approvals from applicable regulatory authorities;
•raising additional funds necessary to commercialize QINLOCK and complete clinical development of and commercialize any current or future drug candidates for which we obtain marketing approval;
•obtaining and maintaining patent, trade secret, and other intellectual property protection and regulatory exclusivity for our drug and drug candidates;
•making and maintaining timely and cost-effective arrangements with third-party manufacturers, or establishing manufacturing capabilities, for both clinical and commercial supplies of our drug and drug candidates;
•successful commercialization of our approved drug and drug candidates, if and when approved;
•developing and implementing marketing and reimbursement strategies;
•establishing sales, marketing, and distribution capabilities and launching commercial sales of QINLOCK and our drug candidates, if and when approved, whether alone and/or in collaboration with others, such as Zai, our licensee for QINLOCK in Greater China, and building infrastructure to support such sales;
•acceptance of QINLOCK and any future drug products, if and when approved, by patients, the medical community, and third-party payors;
•effectively competing with other therapies;
•the ability to obtain clearance or approval of companion diagnostic tests, if required, on a timely basis, or at all;
•obtaining and maintaining third-party coverage and adequate reimbursement;
•protecting and enforcing our rights in our intellectual property portfolio; and

•maintaining a continued acceptable safety profile of our approved drug and drug candidates following approval.
If we do not achieve one or more of these factors in a timely manner, or at all, we could experience significant delays or an inability to successfully commercialize QINLOCK or any current or future drug candidates for which we receive approval, which would materially harm our business. For example, our business could be harmed if updated preliminary or final results of our ongoing Phase 3 clinical trial of QINLOCK for second-line GIST or our ongoing Phase 1 clinical trial of QINLOCK vary meaningfully from our expectations.
Interim, "top-line" and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available, may be interpreted differently if additional data are disclosed, and are subject to audit and verification procedures that could result in material changes in the final data.
From time to time, we may publicly disclose preliminary or "top-line" data from our clinical trials, which may be based on a preliminary analysis of then-available data in a summary or "top-line" format, and the results and related findings may change as more patient data become available, may be interpreted differently if additional data are disclosed at a later time and are subject to audit and verification procedures that could result in material changes in the final data. If additional results from our clinical trials are not viewed favorably, our ability to obtain approval for and commercialize our approved drug and drug candidates, our business, operating results, prospects, or financial condition may be harmed and our stock price may decrease.
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
Clinical drug development involves a lengthy and expensive process. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our drug and drug candidates.
We currently have several drug candidates in clinical development, as well as a Phase 3 study to expand the label of our approved drug, QINLOCK, and their risk of failure is high. We are unable to predict when or if our drug or any of our drug candidates will prove effective or safe in humans or will obtain marketing approval. Before obtaining marketing approval from regulatory authorities for the sale of any drug candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our drug candidates in humans. Clinical testing is expensive, difficult to design and implement, and can take many years to complete and is uncertain as to the outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, interim or preliminary results of a clinical trial do not necessarily predict final results, and results for one indication may not be predictive of the success in additional indications. In particular, the small number of patients in our early clinical trials may make the results of these trials less predictive of the outcome of later clinical trials. In addition, although we observed encouraging preliminary efficacy results including disease control rates, objective response rates (best response), and progression free survival in our Phase 1 trial of QINLOCK, the primary objectives were to determine the safety, tolerability, and maximum tolerated dose of QINLOCK and to determine a recommended Phase 2 dose and not to demonstrate efficacy. The assessments of efficacy from the Phase 1 clinical trial of QINLOCK were not designed to demonstrate statistical significance and may not be predictive of the results of further clinical trials of QINLOCK, including our ongoing Phase 3 clinical trial for QINLOCK in second-line GIST. These factors also apply to the Phase 1 and Phase 1b/2 trials for our drug candidates.
We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to obtain marketing approval or commercialize our drug or drug candidates, including:
•regulators may not authorize us to commence or continue a clinical trial or may impose a clinical hold or may limit the conduct of a clinical trial through the imposition of a partial clinical hold;
•institutional review boards (IRBs) may not authorize us or our investigators to commence or continue a clinical trial at a prospective trial site or an IRB may not approve a protocol amendment to an ongoing clinical trial;
•we may experience delays in reaching, or fail to reach, agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites;
•clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials, delay planned trials, or abandon product development programs;
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
•we may have to suspend, change, or terminate clinical trials for various reasons, including a finding that the participants are being exposed to unacceptable health risks, including potential exposure to COVID-19 in their geography;
•our drug or drug candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators, or IRBs to suspend, change, or terminate the trials;
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
•the cost of clinical trials for our drug candidates may be greater than we anticipate, particularly in light of the uncertainties associated with the outbreak of COVID-19; and
•the supply or quality of our drug or drug candidates or other materials necessary to conduct clinical trials may be insufficient or inadequate and result in delays or suspension of our clinical trials, including those caused by the COVID-19 pandemic.
While we designed QINLOCK to inhibit the full spectrum of the known mutant or amplified KIT and PDGFRα kinases that drive cancers such as GIST, we may find that patients treated with QINLOCK have or develop mutations that confer resistance to treatment. We are aware of a secondary mutation in PDGFRα, in a patient not treated with QINLOCK, where the potency of inhibition determined in in vitro assays by QINLOCK suggests that this mutation may confer resistance to QINLOCK in patients. We may identify additional mutations in PDGFRα or mutations in KIT that are resistant to QINLOCK. If patients have or develop resistance to treatment with our drug or drug candidates, we may be unable to successfully complete our clinical trials, and may not be able to obtain regulatory approval of additional indications for our approved drug or for our drug candidates.
Our product development costs will increase if we experience delays in preclinical studies or clinical trials or in obtaining marketing approvals. We do not know whether any of our planned preclinical studies or clinical trials will begin on a timely basis or at all, will need to be restructured, or will be completed on schedule, or at all. Our ongoing trials continue to generate additional data that may be requested by the FDA. The FDA may request additional information or data and any such requests could result in clinical trial delays. Furthermore, the FDA could place a clinical hold, either another partial clinical hold or a full clinical hold, on our trials if they are not satisfied with the information we provide to them, which could result in delays for the trial. Significant preclinical study or clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our drug candidates or allow our competitors to bring products to market before we do and impair our ability to successfully commercialize our drug candidates and may harm our business and results of operations.
We may utilize companion diagnostics in our planned clinical trials in the future in order to identify appropriate patient populations. If a satisfactory companion diagnostic is not commercially available, we may be required to create or obtain one that would be subject to regulatory approval requirements. The process of obtaining or creating such diagnostic is time consuming and costly.
The current pandemic of COVID-19, including recurring surges and waves of infection, and the future outbreak of other highly infectious or contagious diseases, could seriously harm our research, development and commercialization efforts, increase our costs and expenses and have a material adverse effect on our business, financial condition, and results of operations.
Broad-based business or economic disruptions could adversely affect our ongoing or planned research and development activities. For example, in December 2019, an outbreak of a novel strain of coronavirus spread to the majority of countries around the world, including the U.S. To date, the COVID-19 pandemic has caused significant disruptions to the U.S. and global economy and has contributed to significant volatility and negative pressure in financial markets. The global impact of the outbreak continues to evolve as additional cases of the virus are identified and public health officials learn more about the spread of the virus and the efficacy of containment measures. Many countries, including the U.S., have reacted by instituting varying levels of quarantines, restrictions on travel and mandatory closures of businesses. Certain states and cities, including where we or the third parties with whom we engage operate, have also engaged in efforts to mitigate the impact of the COVID-19 pandemic by instituting restrictions on types of business that may continue to operate, and/or restrictions on the types of construction projects that may continue. Although some of these restrictions have been eased or lifted in a phased approach over time, additional, more restrictive orders, proclamations, and/or directives may be issued in the future.
The extent to which the COVID-19 pandemic, or the future outbreak of any other highly infectious or contagious diseases, impacts our business, including our commercialization efforts, preclinical studies, and clinical trial operations, will depend on continuously changing circumstances, which are highly uncertain and cannot be predicted with confidence, such as the duration of such pandemic including future waves of infection, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. The ongoing fluidity of this situation precludes any prediction as to the full impact of the COVID-19 pandemic, but it could have a material adverse effect on our business, financial condition, and results of operations. The COVID-19 pandemic may also have the effect of heightening many of the risks described herein, including the below:
•Our ability to successfully launch, commercialize, and generate revenue from QINLOCK may be adversely affected by the economic impact of the COVID-19 pandemic. For example, in the U.S. we plan to utilize various programs to help patients afford our products, including patient assistance programs for eligible patients. Market disruption and rising unemployment caused by the COVID-19 pandemic may lead to delays in obtaining insurance coverage and reimbursement of newly approved products as well as an increase in the numbers of uninsured patients and patients who may no longer be able to afford their co-insurance or co-pay obligations. These factors may lead to increased utilization of our patient assistance programs, which could reduce revenues.
•The recent outbreak of COVID-19 may also negatively impact our commercialization strategy for QINLOCK. Some hospitals and other medical institutions continue to have limited hospital access for non-patients, which includes our sales personnel. In addition, social distancing requirements and precautionary measures due to COVID-19 have impacted the ability of our sales personnel to interact in-person with customers. As a result, in many circumstances we have needed to limit our interactions with physicians and patients and adapt our launch strategies and tactics to a virtual model, including developing and deploying various technology-enabled platforms for virtual engagement such as remote detailing, digital and non-personal marketing channels, telemedicine, and social media. These circumstances may adversely affect the ability of our sales professionals to effectively market QINLOCK to physicians and the rate of uptake for QINLOCK, which may have a negative impact on our sales and our market penetration. In addition, patient visits with physicians in specialties such as oncology have decreased as a result of COVID-19, due to travel restrictions and/or fear of exposure to the virus, which could have a material adverse impact on new patient starts and overall patient treatment volume.
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
•Other potential impacts of the COVID-19 pandemic on our clinical trials include difficulties associated with patient visits for screening enrollment and study conduct, and study monitoring, which may be paused or delayed due to changes in policies at various clinical sites, federal, state, local, or foreign laws, rules, and regulations, including closure of site access to outside monitors, quarantines, social distancing guidelines, or other travel restrictions, prioritization of healthcare resources toward pandemic efforts, including diminished attention of physicians serving as our clinical trial investigators and reduced availability of site staff supporting the conduct of clinical trials, heightened exposure of patients, principal investigators, and site staff to COVID-19 if an outbreak occurs in their geography, or other reasons related to the COVID-19 pandemic. We are working closely with our study sites and CROs to allow for utilization of remote and local assessments, such as televisits, in accordance with FDA guidance, as well as to ensure availability of study drug for patients, but we cannot assure you these efforts will be successful or that our clinical trial activities will not be adversely affected, delayed, or interrupted by COVID-19. Despite our efforts to address these risks, some patients and clinical investigators may not be able to comply with clinical trial protocols if quarantines or social distancing guidelines impede movement or interrupt healthcare services or if medical resources are reallocated to focus on patients suffering from complications related to COVID-19. If patients choose to withdraw from our studies or we choose to or are required to pause enrollment and/or patient dosing or other clinical trial related activities in order to preserve health resources, protect trial participants from being exposed to unacceptable health risks or comply with other access restrictions resulting from COVID-19, our studies and related timelines may be adversely affected. It is unknown how long these pauses or disruptions could continue. In addition, other aspects of our clinical trials may be adversely affected, delayed, or interrupted if the COVID-19 pandemic continues or if future surges or waves of infection occur, including, for example, site initiation, patient recruitment, availability of clinical trial materials and data analysis.
•We currently rely on third parties to, among other things, manufacture raw materials, manufacture our product candidates for our clinical trials and commercial launch, ship investigational drug supply for use in clinical trials or by patients, perform quality testing, and supply other goods and services to run our business. If any such third parties in our supply chain for materials are adversely impacted by restrictions resulting from the COVID-19 pandemic, including staffing shortages, production slowdowns and disruptions in delivery systems, our supply chain may be disrupted, limiting our ability to manufacture our product candidates for our clinical trials and conduct our research and development operations, or for commercial sale of QINLOCK.
•We have implemented precautionary measures to protect the health and safety of our employees, partners, and patients during the COVID-19 pandemic, including encouraging our personnel, other than those engaged in laboratory research activities, to work remotely, and requiring adherence to onsite occupancy limits and appropriate safety measures designed to comply with federal, state, and local guidelines. Our increased reliance on personnel working from home may negatively impact productivity, or disrupt, delay, or otherwise adversely impact our business. In addition, this could increase our cyber security risk, create data accessibility concerns, and make us more susceptible to communication disruptions, any of which could adversely impact our business operations or delay necessary interactions with local and federal regulators, IRBs, and ethics committees, manufacturing sites, research or clinical trial sites, and other important agencies and contractors. Our business operations may be further disrupted if any of our employees, officers, or board of directors contract an illness related to COVID-19 and are unable to perform their duties.
•Our employees, and employees of third-party contractors responsible for conducting research activities, may not be able to access laboratories for an extended period of time as a result of the temporary closure of such workspaces and the possibility that governmental authorities impose or modify current restrictions. As a result, this could delay timely completion of ongoing preclinical activities, including completion of IND-enabling studies, our ability to select future development candidates, and initiation of additional clinical trials for our drug candidates.
•Health regulatory agencies globally may experience disruptions in their operations as a result of the COVID-19 pandemic. The FDA and comparable foreign regulatory agencies may have slower response times or be under-resourced and, as a result, review, inspection, and other timelines may be materially delayed. For example, in April 2020, the FDA stated that its New Drug Program was continuing to meet program user fee performance goals, but due to many agency staff working on COVID-19 activities, it was possible that the FDA would not be able to sustain that level of performance indefinitely. It is unknown how long these disruptions could continue, were they to occur. Any elongation or de-prioritization of our clinical trials or delay in regulatory review resulting from such disruptions could materially affect the development and study of our drug or our drug candidates.

•Health regulatory agencies may refuse to accept data from our clinical trials due to mitigation strategies we utilize in response to the COVID-19 pandemic and current regulatory guidance, which could delay, limit, or prevent marketing approval of our drug or drug candidates. For example, the FDA may find our actions, including the use of televisits and local laboratories and physicians to conduct clinical trial activities, fail to comply with evolving regulatory guidance and may decide that our data are insufficient for approval and require additional nonclinical, clinical, or other studies.
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
While it is not possible at this time to estimate the entirety of the impact that the COVID-19 pandemic will have on our business or operations, the continued spread or future waves of COVID-19, measures taken by governments, actions taken to protect employees, and the broad impact of the pandemic on all business activities may materially and adversely affect our preclinical activities, clinical development progress, data and timelines, commercialization efforts including any revenue from sales, supply chain continuity, and general business operations, and our business, prospects, financial condition, and results of operations could be materially harmed as a result.
We may ultimately be unable to complete the development and commercialization of our drug candidates.
We may be required to conduct additional clinical trials or other testing of our drug candidates beyond those that we currently contemplate if we are unable to successfully complete clinical trials for our drug candidates or other testing, obtain results of these trials or tests that are not positive or are only modestly positive, or if there are safety concerns. For example, in GIST, we have completed a pivotal Phase 3 trial of QINLOCK in fourth-line and fourth-line plus GIST, INVICTUS, and received FDA approval for QINLOCK on May 15, 2020 for the treatment of adult patients with advanced GIST who have received prior treatment with three or more kinase inhibitors, including imatinib, and have an ongoing second Phase 3 clinical trial in second-line GIST, INTRIGUE. While we plan to conduct only one pivotal Phase 3 trial for second-line GIST, for a single randomized trial to support submission to the FDA of a supplemental NDA, the trial must be well-designed, well-conducted, with a favorable risk/benefit ratio, and provide statistically persuasive efficacy findings so compelling that a second trial would be unethical or practically impossible to repeat. In addition, certain data that we have presented to date have been generated and reviewed at the clinical sites and are preliminary. The data may be subject to subsequent central review, and based on that review, there may be changes to these data which may not be favorable. For example, in our ongoing Phase 1 clinical trial of QINLOCK, there were differences observed between imaging data assessed at the clinical sites in accordance with the Phase 1 protocol and by central review, including some instances where central review's findings regarding the number of objective responses were less favorable than those previously reported. In addition to certain imaging results from our Phase 1 trial, we also plan to have all of the data from our ongoing Phase 3 trial of QINLOCK for second-line GIST centrally reviewed. The results from our Phase 3 trial of QINLOCK in which all data will be subject to central review may be less favorable than the results of our Phase 1 trial of QINLOCK that were based on data that has not been subject to central review. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their drug candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. In addition, our licensees, such as Zai in Greater China, may be required to conduct additional clinical trials in the local region or regions where the licensees seek to commercialize our drug or drug candidates before a local regulatory authority will approve any marketing application. These local studies may involve, among other things, exploration of the effect our drug or drug candidates may have on a local population, which could be different than our clinical trial results or experience to date, and subject these trials and our development efforts to the risk that they do not support regional approval.
We have scaled up our manufacturing process for QINLOCK in anticipation of greater drug requirements for commercialization. If we are unable to manufacture sufficient quantities of QINLOCK in a timely and cost-efficient manner to meet commercial demand, our business and results of operations will be harmed.
In addition, we may:
•be delayed in obtaining marketing approval for our drug or drug candidates;
•not obtain marketing approval at all;
•obtain approval for indications or patient populations that are not as broad as intended or desired;

•obtain approval with labeling that includes significant use or distribution restrictions or safety warnings;
•be subject to additional post-marketing testing requirements; or
•have the product, including QINLOCK, removed from the market after obtaining marketing approval.
If we experience delays or difficulties in the enrollment of patients in clinical trials, including in our Phase 3 clinical trial of QINLOCK in second-line GIST, our receipt of necessary marketing approvals could be delayed or prevented.
We may not be able to initiate or continue clinical trials for our drug or drug candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside of the U.S., or our clinical trials may be delayed if enrollment is slowed or paused due to health considerations or access restrictions resulting from COVID-19 or other factors. In particular, the majority of the GIST patients we have enrolled in our Phase 1 trial of QINLOCK have been fourth-line or later GIST patients. However, we have enrolled a limited number of second-line GIST patients in our Phase 1 trial and are now enrolling second-line GIST patients in our Phase 3 trial, INTRIGUE. We cannot predict how difficult it will be to enroll and retain GIST patients for current and future trials in earlier lines of therapy such as second-line GIST where alternative therapies already are approved.
Therefore, our ability to identify and enroll eligible patients for these clinical trials and possibly other clinical trials may be limited or may result in slower enrollment than we anticipate. In addition, some of our competitors have ongoing, or planned, clinical trials for drug candidates that treat the same indications as our drug or drug candidates and may simultaneously cover the same line of therapy and/or focus on sub-populations of a line of therapy, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials for our competitors' drug candidates or patients may not be eligible for our trials, which could potentially change the availability or number of patients from a particular sub-population. Patient enrollment and/or drop-out rate is affected by other factors including:
•the severity of the disease under investigation;
•the eligibility criteria for the trial in question;
•the perceived risks and benefits of the drugs or drug candidates under study;
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
If we experience higher than expected drop-out rates for an event-driven study, as we have recently experienced with our INTRIGUE study, we may choose to increase the total number of patients in the study to strengthen the ability to achieve the pre-specified number of events. Other factors in slower than expected enrollment may include recruitment challenges for indications that are difficult to diagnose and/or treat where the population is small and dispersed and other competing trials are recruiting simultaneously. For example, we have experienced these challenges in our Phase 1 QINLOCK expansion cohort for systemic mastocytosis, other than indolent systemic mastocytosis (such subgroups of systemic mastocytosis are herein referred to as SM). Our inability to enroll a sufficient number of patients for our clinical trials would result in significant delays and could require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials may result in increased development costs for our drug candidates, which would cause significant harm to our financial position, adversely impact our stock price, and impair our ability to raise capital.
If serious adverse events or unacceptable side effects are identified during the development of our drug or drug candidates, we may need to abandon or limit such development.
If our drug or drug candidates are associated with serious adverse events or undesirable side effects in clinical trials or have characteristics that are unexpected, we may need to abandon their development, limit development to more narrow uses or subpopulations in which the serious adverse events, undesirable side effects or other characteristics are less prevalent, less severe, or more acceptable from a risk-benefit perspective or highlight these risks, side effects, or other characteristics in the approved product label. In pharmaceutical development, many drugs that initially show promise in early-stage testing for treating cancer may later be found to cause side effects that prevent further development of the drug. Currently marketed therapies for the treatment of cancer are generally limited to some extent by their toxicity. In addition, some of our drug candidates would be chronic therapies or be used in pediatric populations, for which safety concerns may be particularly important. Use of our drug candidates as monotherapies may also result in adverse events consistent in nature with other marketed therapies. In addition, if used in combination with other therapies in the future, our drug candidates may exacerbate adverse events associated with the therapy. If serious adverse events or unexpected side effects are identified during development, we may be required to develop a REMS to mitigate those serious safety risks, which could impose significant distribution and/or use restrictions on our products.
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
Because we have limited financial and managerial resources, we focus on research programs and drug candidates that we identify for specific indications. As a result, we may forego or delay pursuit of opportunities with other drug candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and drug candidates for specific indications may not yield any other commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular drug candidate, we may relinquish valuable rights to that drug candidate through collaboration, distributor, licensing, or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such drug candidate.
We may not be successful in our efforts to discover additional potential drug candidates.
A key element of our strategy is to apply our proprietary knowledge and our understanding of the structure, biology, and activity of kinase inhibitors that target the switch control mechanism to develop drug candidates. The therapeutic discovery activities that we are conducting may not be successful in identifying additional drug candidates that are useful in treating cancer or other diseases. Our research programs may initially show promise in identifying potential drug candidates, yet fail to yield drug candidates for clinical development for a number of reasons, including:

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
Risks Related to Our Dependence on Third Parties
We may enter into license and/or collaborations with third parties for the development and commercialization of our approved drug or drug candidates. If those license and/or collaborations, including, without limitation, our license arrangement with Zai for the development and commercialization of QINLOCK in Greater China, are not successful, we may not be able to capitalize on the market potential of our approved drug or drug candidates.
We have in the past, currently have, and may in the future, seek third-party licensees and/or collaborators for the development and commercialization of certain approved drugs or drug candidates on a selective basis. Our likely licensees and/or collaborators for any arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies, and biotechnology companies. For example, in 2019, we licensed QINLOCK for development and commercialization in Greater China to Zai, a China and U.S.-based commercial stage biopharmaceutical company. We will not derive revenue from Zai's sales of QINLOCK in Greater China, if any, and will in return for the license rights granted receive specified payments in the form of an upfront payment, certain milestone payments, if achieved, and royalties on the licensee's sales of QINLOCK in Greater China, if approved, during a specified period.
To the extent we have, and if we do enter into any further such arrangements with any third parties, we will likely have limited control over the amount and timing of resources that our licensees and/or collaborators dedicate to the development or commercialization of our drug or drug candidates. Our ability to generate revenues from these arrangements will depend on our licensees' and/or collaborators' abilities and efforts to successfully perform the functions assigned to them in these arrangements. License and collaborations involving our drug or drug candidates would pose numerous risks to us, including the following:
•licensees and/or collaborators have significant discretion in determining the efforts and resources that they will apply to these arrangements and may not perform their obligations as expected;
•licensees and/or collaborators may deemphasize or not pursue development and commercialization of our approved drug or drug candidates or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in their strategic focus, including as a result of a sale or disposition of a business unit or development function, or available funding or external factors such as an acquisition that diverts resources or creates competing priorities;
•licensees and/or collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial, or abandon an approved drug or drug candidate, repeat, or conduct new clinical trials, or require a new formulation of a drug candidate for clinical testing;
•licensees and/or collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our approved drug or drug candidates if they believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;
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
•disputes may arise between the licensees and/or collaborators and us that result in the delay or termination of the research, development, or commercialization of our approved drug or drug candidates or that result in costly litigation or arbitration that diverts management attention and resources;
•licenses and/or collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable approved drug or drug candidates;
•license and/or collaboration agreements may not lead to development or commercialization of our approved drug or drug candidates in the most efficient manner, or at all; and
•if a licensee or collaborator of ours were to be involved in a business combination, the continued pursuit and emphasis on our product development or commercialization program could be delayed, diminished, or terminated.
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
Our drug development programs and the commercialization of QINLOCK and any drug candidates for which we obtain marketing approval will require substantial additional cash to fund expenses. In the past, we have been party to a collaboration agreement, which was concluded before completion because our collaboration partner elected not to pursue the development of the drug candidate beyond Phase 1 clinical trials. We have entered into a license transaction for development and commercialization of QINLOCK in Greater China. We may in the future decide to enter into additional licenses for QINLOCK or license to or collaborate with pharmaceutical and biotechnology companies for the development and potential commercialization of our drug candidates. We may also choose to enter into distribution arrangements with local distributors in jurisdictions where we gain marketing authorization but do not wish to invest in our own local sales and commercial support infrastructure.
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
•the potential market for the subject drug or drug candidate;
•the costs and complexities of manufacturing and delivering such drug or drug candidate to patients;
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
The licensee/collaborator/distributor may also consider alternative drug candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for our drug or drug candidate. We may also be restricted under any license agreements, including, without limitation, our license agreement with Zai, from entering into agreements on certain terms or at all with potential licensees or collaborators. Licenses or collaborations are complex and time-consuming to negotiate and document. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future licensees/collaborators and changes to the strategies of the combined company.

We may not be able to negotiate licenses, collaborations, or distribution arrangements on a timely basis, on acceptable terms, or at all. If we are unable to do so, we may have to curtail the development of such drug candidate, reduce, or delay one or more of our other development programs, delay the commercialization of such drug or drug candidate, if approved, or reduce the scope of any sales or marketing activities for such drug or drug candidate, or increase our expenditures and undertake development, manufacturing, or commercialization activities at our own expense. If we elect to increase our expenditures to fund development, manufacturing, or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms, or at all. If we do not have sufficient funds, we may not be able to further develop our drug candidates or bring them to market and generate product revenue.
We rely, and expect to continue to rely, on third parties to conduct our clinical trials and preclinical studies, and those third parties may not perform satisfactorily, or may experience delays in performing these services, including failing to meet deadlines for the completion of such trials or studies, which may harm our ability to obtain regulatory approval for or commercialize our approved drug and drug candidates and our business could be substantially harmed.
We currently rely on various third-party CROs to conduct our ongoing clinical trials for QINLOCK, DCC-3014, and rebastinib, and do not plan to independently conduct any clinical trials for our other drug candidates, such as DCC-3116. We expect to continue to rely on third parties, such as CROs, clinical data management organizations, medical institutions, and clinical investigators, to conduct our clinical trials. We also rely on CROs, including third-party laboratories, to conduct some of our preclinical studies. Agreements with these third parties might terminate or be amended for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements, that would delay our product development and commercialization activities.
Our reliance on these third parties for research and development activities will reduce our control over these activities but will not relieve us of our responsibilities. For example, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with requirements, commonly referred to as good clinical practices, for conducting, recording, and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity, and confidentiality of trial participants are protected.
Furthermore, these third parties may have relationships with other entities, some of which may be our competitors, and have substantial other contractual obligations with their other clients. In addition, these third parties could experience business interruptions, for example in connection with COVID-19, that could hinder their ability to meet their contractual obligations to us or may delay their performance of the services they conduct for us. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical trials in accordance with regulatory requirements, applicable laws, rules and regulations, and our stated protocols, we will not be able to obtain, or may be delayed in obtaining, marketing approvals for our approved drug for additional indications or our drug candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our approved drug for additional indications or our drug candidates.
Manufacturing pharmaceutical products is complex and subject to product loss for a variety of reasons. We contract with third parties for the manufacture of our drug candidates for preclinical testing, clinical trials, and for the manufacture of QINLOCK for commercialization and clinical trials. This reliance on third parties increases the risk that we will not have sufficient quantities of our drug or drug candidates or such quantities at an acceptable cost or quality, which could delay, prevent, or impair our development or commercialization efforts.
We do not own any manufacturing facilities. We produce in our research laboratories very small quantities of drug substance for evaluation in our research programs. We rely, and expect to continue to rely, on third parties for the manufacture of our drug candidates for preclinical and clinical testing, and for the commercial manufacture of any of our current and future drugs. As a general matter, our manufacturers represent our sole source of supply. This reliance on third parties increases the risk that we will not have sufficient quantities of our drug or drug candidates or such quantities at an acceptable cost or quality or in a timely manner, which could delay, prevent, or impair our development or commercialization efforts, or those of our licensees. Although we actively manage these third-party relationships to ensure continuity, quality, and compliance with regulations, some events beyond our control, including global instability due to political unrest or from an outbreak of pandemic or contagious disease, such as COVID-19, could result in supply chain disruptions or the complete or partial failure of these manufacturing services. Any such failure or disruptions could materially adversely affect our business, financial condition, cash flows, and results of operations.

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
We have only limited supply arrangements in place with respect to our drug candidates and sole source supplier arrangements for our commercial supply of drug substance, and finished drug product for QINLOCK. We acquire many key materials on a purchase order basis. As a result, while we have commercial supply arrangements for our drug substance and finished drug product for QINLOCK, we do not have long term supply arrangements with respect to our drug candidates and other materials. We do not currently have arrangements in place for redundant supply or a second source for drug substance or drug product. We rely on our sole source suppliers to manufacture all of our drug substance and finished drug product for commercialization of QINLOCK unless and until we add additional sources. If we obtain marketing approval for any of our drug candidates, we will need to establish an agreement for commercial manufacture with a third party. Any performance failure on the part of our existing or future manufacturers could delay clinical development, marketing approval, or commercial supply, including with respect to QINLOCK. If our current sole source suppliers cannot perform as agreed, or if such contract manufacturers choose to terminate their agreements with us, we would be required to replace such manufacturers. We may incur added costs, delays, and difficulties in identifying and qualifying any such replacement manufacturer or in reaching an agreement with any such alternative manufacturers.
We depend on the proprietary technology of our third-party manufacturers for certain of our drug and drug candidates, including QINLOCK. If any supplier facility does not pass a pre-approval inspection by the FDA or if the FDA finds significant deficiencies at any such facility as part of any NDA approval process for any drug candidate, we will not be able to commercialize this drug candidate until the third-party manufacturer comes into compliance or we secure an agreement for another facility, which is determined to be adequate by the FDA. If the FDA requires changes to our manufacturing process or the conditions, processes, or other matters at any supplier facility as part of its response to any NDA we may submit for a drug candidate, it will delay our approval. We have limited control over our third-party manufacturer's ability to make changes or respond to address any FDA concerns. The facility that our supplier of QINLOCK will initially use to manufacture commercial supply has limited experience manufacturing commercial finished drug product.
For our other potential products, if we are not able to negotiate commercial supply terms with any such third-party manufacturers, we may be unable to commercialize our products if they were to be approved, and our business and financial condition would be materially harmed. If we are forced to accept unfavorable terms for our relationships with any such third-party manufacturer, our business and financial condition would be materially harmed.
Third-party manufacturers may not be able to comply with the FDA's cGMP regulations or similar regulatory requirements outside of the U.S. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, seizures or voluntary recalls of drug candidates or products, operating restrictions, and criminal prosecutions, any of which could significantly and adversely affect supplies of our products. Third-party manufacturers' failure to achieve and maintain high manufacturing standards, in accordance with applicable regulatory requirements, or the incidence of manufacturing errors, also could result in patient injury or death, product shortages, delays or failures in product testing or delivery, cost overruns, or other problems that could seriously harm our business. Third-party manufacturers often encounter difficulties involving production yields, quality control, and quality assurance, as well as shortages of qualified personnel.
Our drug and drug candidates may compete with other drugs and drug candidates for access to manufacturing facilities. As a result, we may not obtain access to these facilities on a priority basis or at all. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us.

We have not yet scaled up the commercial manufacturing process for any of our drug candidates, other than our approved drug, QINLOCK. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects, and other supply disruptions. If microbial, viral, or other contaminations are discovered in our drug or drug candidates or in the manufacturing facilities in which our drug or drug candidates are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination.
Our current and anticipated future dependence upon others for the manufacture of our drug or drug candidates may adversely affect our future profit margins and our ability to commercialize our approved products on a timely and competitive basis.
Risks Related to Our Intellectual Property
If we are unable to obtain and maintain sufficient patent protection for our approved drug or drug candidates, or if the scope of the patent protection is not sufficiently broad, third parties, including our competitors, could develop and commercialize products similar or identical to ours, and our ability to commercialize our approved drug or drug candidates successfully may be adversely affected.
Our success depends in large part on our ability to protect our proprietary technologies that we believe are important to our business, including pursuing and maintaining patent protection intended to cover the composition of matter of our approved drug and drug candidates, for example, QINLOCK, DCC-3014, rebastinib, and DCC-3116, their methods of use, related technologies, and other inventions that are important to our business. In addition to patent protection, we also rely on trade secrets to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection, including our proprietary kinase switch control inhibitor platform. If we do not adequately obtain, maintain, protect, or enforce our intellectual property, third parties, including our competitors, may be able to erode or negate any competitive advantage we may have and market competition may increase, which could harm our business, reduce our potential revenues, and adversely affect our ability to achieve profitability.
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
Our pending patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless and until a patent issues from such applications. Assuming the other requirements for patentability are met, currently, the first to file a patent application is generally entitled to the patent. However, prior to March 16, 2013, in the U.S, the first to invent was entitled to the patent. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the U.S. and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Since patent applications in the U.S. and most other countries are confidential for a period of time after filing, and some remain so until issued, we cannot be certain that we were the first to file or invent (prior to March 16, 2013) any patent application related to our approved drug or drug candidates. In addition, we enter into non-disclosure and confidentiality agreements with parties who have access to confidential or patentable aspects of our research and development output, such as our employees, collaborators, consultants, advisors, and other third parties; however, any of these parties may breach the agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to seek patent protection. Furthermore, if third parties have filed patent applications related to our approved drug, drug candidates, or technology, an interference proceeding in the U.S. can be initiated by the USPTO or a third party to determine who was the first to invent any of the subject matter covered by the patent claims of our applications. Therefore, we cannot be certain that we were the first to make the inventions claimed in our patents or pending patent applications, or that we were the first to file for patent protection of such inventions.

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
In addition, given the amount of time required for the development, testing, and regulatory review of new drug candidates, our patents protecting such drugs or drug candidates might expire before or shortly after such drugs or drug candidates are commercialized. As a result, our intellectual property may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours. Moreover, some of our patents may in the future be co-owned with third parties. If we are unable to obtain an exclusive license to any such third-party co-owners' interest in such patents or patent applications, such co-owners may be able to license their rights to other third parties, including our competitors, and our competitors could market competing products and technology. In addition, we may need the cooperation of any such co-owners of our patents in order to enforce such patents against third parties, and such cooperation may not be provided to us. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.
Our pending and future patent applications may not result in patents being issued that protect our approved drug or drug candidates, in whole or in part, or which effectively prevent others from commercializing competitive products. Changes in either the patent laws or interpretation of the patent laws in the U.S. and other countries may diminish the value of our patents or narrow the scope of our patent protection. In addition, the laws of foreign countries may not protect our rights to the same extent or in the same manner as the laws of the U.S. For example, European patent law restricts the patentability of methods of treatment of the human body more than U.S. law does.
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
We will incur significant ongoing expenses in maintaining our patent portfolio. Should we lack the funds to maintain our patent portfolio or to enforce our rights against infringers, we could be adversely impacted. Moreover, the failure of any patents that may issue to us or our licensors to adequately protect our drug, drug candidates, or technology could have an adverse impact on our business.
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
Our commercial success depends on obtaining and maintaining intellectual property rights to our products and product candidates, as well as successfully defending these rights against third-party challenges. Competitors may infringe our patents, trademarks, copyrights, trade secrets, or other intellectual property. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time consuming and divert the time and attention of our management and scientific personnel. Any claims we assert against perceived infringers could provoke these parties to assert counterclaims against us alleging that we infringe their patents or their intellectual property, in addition to counterclaims asserting that our patents are invalid or unenforceable, or both. In any patent infringement proceeding, there is a risk that a court will decide that a patent of ours is invalid or unenforceable, in whole or in part, and that we do not have the right to stop the other party from using the invention at issue. There is also a risk that, even if the validity of such patents is upheld, the court will construe the patent's claims narrowly or decide that we do not have the right to stop the other party from using the invention at issue on the grounds that our patent claims do not cover the invention. An adverse outcome in a litigation or proceeding involving our patents could limit our ability to assert our patents against those parties or other competitors and may curtail or preclude our ability to exclude third parties from making and selling similar or competitive products. Any of these occurrences could adversely affect our competitive business position, business prospects, and financial condition. Similarly, if we assert trademark infringement claims, a court may determine that the marks we have asserted are invalid or unenforceable, or that the party against whom we have asserted trademark infringement has superior rights to the marks in question. In this case, we could ultimately be forced to cease use of such trademarks.
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
Furthermore, third parties may also raise invalidity or unenforceability claims before administrative bodies in the U.S. or comparable foreign authorities, even outside the context of litigation. Such mechanisms include re-examination, inter partes review, post-grant review, interference proceedings, derivation proceedings, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). Such proceedings could result in revocation, cancellation, or amendment to our patents in such a way that they no longer cover and protect our drug or drug candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity of our patents, for example, we cannot be certain that there is no invalidating prior art of which we, our licensors, our patent counsel, and the patent examiner were unaware during prosecution. If a third party were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on one or more of our drug or drug candidates. Any such loss of patent protection could have a material adverse impact on our business, financial condition, results of operations, and prospects.
We may not be able to enforce our intellectual property rights throughout the world.
Filing, prosecuting, and defending patents with respect to our drug and drug candidates in all countries throughout the world would be prohibitively expensive, and the laws of foreign countries may not protect our rights to the same extent as the laws of the U.S. The requirements for patentability may differ in certain countries, particularly in developing countries. In addition, our intellectual property license agreements may not always include worldwide rights. Consequently, competitors and other third parties may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we may obtain patent protection, but where patent enforcement is not as strong as that in the U.S. These products may compete with our products in jurisdictions where we do not have any issued or licensed patents or where any future patent claims or other intellectual property rights may not be effective or sufficient to prevent them from competing with us, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.
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

If we are sued for infringing, misappropriating, or otherwise violating intellectual property rights of third parties, such litigation or disputes could be costly and time consuming and could prevent or delay us from developing or commercializing our drug and drug candidates, and an unfavorable outcome could harm our business.
Our commercial success depends, in part, on our ability to develop, manufacture, market, and sell our drug and drug candidates without infringing, misappropriating, or otherwise violating the intellectual property and other proprietary rights of third parties. If any third-party patents or patent applications are found to cover our drug or drug candidates or their methods of use, or manufacturing, we may be required to pay damages, which could be substantial, and we would not be free to manufacture or market our drug or drug candidates without obtaining a license, which may not be available on commercially reasonable terms, or at all.
There is a substantial amount of intellectual property litigation in the biotechnology and pharmaceutical industries, and we may become party to, or threatened with, litigation or other adversarial proceedings regarding intellectual property rights with respect to our drug or drug candidates, including interference proceedings before the USPTO.
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
If we are found to infringe, misappropriate, or otherwise violate a third party's intellectual property rights and we are unsuccessful in demonstrating that such intellectual property rights are invalid or unenforceable, we could be forced, including by court order, to cease developing, manufacturing, or commercializing the infringing drug candidate or product. Alternatively, we may be required to obtain a license from such third party in order to use the infringing technology and continue developing, manufacturing, or marketing the infringing drug or drug candidate. However, we may not be able to obtain any required license on commercially reasonable terms, or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In addition, we could be found liable for monetary damages, including treble damages, and attorneys' fees if we are found to have willfully infringed a patent. We cannot provide any assurances that third-party patents do not exist which might be enforced against our products or drug candidates, and a finding of infringement could prevent us from commercializing our drug or drug candidates or force us to cease some of our business operations, which could materially harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business, financial condition, results of operations, and prospects.
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
Given the amount of time required for the development, testing, and regulatory review of new drug candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. Depending upon the timing, duration, and other factors relating to any FDA marketing approval we receive for any of our approved drug or drug candidates, one or more of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Act. We have applied for patent term extension in the U.S. on patents covering QINLOCK and we expect to seek extensions of patent terms in the U.S. for other candidates and, if available, in other countries where we are prosecuting patents. In the U.S., the Hatch-Waxman Act permits a patent term extension of up to five years beyond the normal expiration of the patent as compensation for patent term lost during the regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended, and the application for the extension must be submitted prior to the expiration of the patent. However, the applicable authorities, including the FDA and the USPTO in the U.S., and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available for our patents, may refuse to grant extensions to our patents, or may grant more limited extensions than we request. We may not be granted an extension because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents, or otherwise failing to satisfy applicable requirements. If we are unable to obtain patent term extension or the term of any such extension is less than we request, our competitors and other third parties may be able to obtain approval of competing products following our patent expiration and take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case. Any of the foregoing would have a material adverse effect on our business, financial condition, results of operations, and prospects.
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
While we have obtained composition of matter patents with respect to certain of our drugs and drug candidates, we also rely on proprietary know-how and trade secret protection and confidentiality agreements to protect proprietary know-how or trade secrets that are not patentable or that we elect not to patent. For example, we have elected to not patent our proprietary kinase switch control inhibitor platform and therefore rely on protecting the proprietary aspects of our platform as a trade secret. We seek to protect our trade secrets and proprietary know-how in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, consultants, independent contractors, advisors, contract manufacturers, suppliers, collaborators, and other third parties. We also enter into confidentiality and invention or patent assignment agreements with employees and certain consultants. However, we cannot guarantee that we have entered into such agreements with each party that may have or have had access to our trade secrets or proprietary know-how. Additionally, our confidentiality agreements and other contractual protections may not be adequate to protect our intellectual property from unauthorized disclosure, third-party infringement, or misappropriation. Any party with whom we have executed such an agreement may breach that agreement and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive, and time-consuming, and the outcome is unpredictable. In addition, if any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent such third party, or those to whom they communicate such technology or information, from using that technology or information to compete with us. If any of our trade secrets, including with respect to our proprietary kinase switch control inhibitor platform, were to be disclosed to or independently developed by a competitor or other third party, our business, financial condition, results of operations, and our business prospects and competitive position could be materially harmed.
If we fail to comply with our obligations under any license, collaboration, or other agreement, we may be required to pay damages and could lose intellectual property rights that are necessary for developing and protecting our drug or drug candidates.
We rely, in part, on license, collaboration, and other agreements. We may need to obtain additional licenses from others to advance our research or allow commercialization of our drug and drug candidates and it is possible that we may be unable to obtain additional licenses at a reasonable cost or on reasonable terms, if at all. The licensing or acquisition of third-party intellectual property rights is a competitive area, and several more established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive. These established companies may have a competitive advantage over us due to their size, capital resources, and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to use. We also may be unable to license or acquire third party intellectual property rights on terms that would allow us to make an appropriate return on our investment.
In addition, our present and future licenses, collaborations, and other intellectual property related agreements, are likely to impose various development, commercialization, funding, milestone, royalty, diligence, sublicensing, insurance, patent prosecution and enforcement, or other obligations on us. If we breach any of these obligations, or use the intellectual property licensed to us in an unauthorized manner, we may be required to pay damages and our licensors may have the right to terminate the license. If our license or other intellectual property related agreements are terminated, we may be required to cease developing and commercializing drugs or drug candidates that are covered by the licensed intellectual property. Disputes may arise regarding intellectual property subject to a licensing, collaboration, or other agreement, including:
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
In addition, the agreements under which we license intellectual property or technology to or from third parties are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations, and prospects. Moreover, if disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on commercially acceptable terms, we may be unable to successfully develop and commercialize the affected drug or drug candidates.
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
If we are unable to successfully obtain rights to required third party intellectual property rights or maintain the existing intellectual property rights we have, we may have to abandon commercialization of the relevant drug, or development of the relevant program or drug candidate, and our business, financial condition, results of operations, and prospects could suffer.
Intellectual property rights do not necessarily address all potential threats.
The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain our competitive advantage. For example:
•others may be able to make products similar to any of our approved drug or drug candidates we may develop or utilize similarly related technologies that are not covered by the claims of the patents that we license or may own in the future;
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
Risks Related to Regulatory Approval and Marketing of Our Drug and Drug Candidates and Other Legal Compliance Matters
With the exception of QINLOCK, we have not received approval or authorization to market any of our drug candidates from regulatory authorities in any jurisdiction. Even if we complete the necessary clinical trials, the marketing approval process is expensive, time-consuming, and uncertain, which may prevent us from obtaining approvals for the commercialization of some or all of our drug candidates. If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals, or if we experience a delay in drug supply, we will not be able to commercialize our drug candidates or expand our marketing for QINLOCK in additional indications or geographies, and our ability to generate revenue will be materially impaired.
Our drug candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale, and distribution are subject to comprehensive regulation by the FDA and other regulatory agencies in the U.S., the EMA in the EU, and China's NMPA and similar regulatory authorities outside the U.S. Failure to obtain marketing approval for a drug candidate will prevent us from commercializing the drug candidate. Some of our drug candidates are in the early stages of development and are subject to the risks of failure inherent in drug development. With the exception of QINLOCK in the U.S., Canada, and Australia, we have not received approval or authorization to market QINLOCK or any of our drug candidates from regulatory authorities in any jurisdiction. We have only limited experience in conducting and managing the clinical trials, and in submitting and supporting the applications necessary to seek marketing approvals and expect to rely on third-party CROs to assist us in this process. Securing marketing approval requires the submission of extensive nonclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the drug candidate's safety and efficacy. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. Our drug candidates may not be effective, may be only moderately effective, or may prove to have undesirable or unintended side effects, toxicities, or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use.
The process of obtaining marketing approvals, both in the U.S. and abroad, is expensive, may take many years if additional clinical trials are required, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity, and novelty of the drug candidates involved. For example, while we conducted only one pivotal Phase 3 trial for our NDA filing in fourth-line and fourth-line plus GIST, and we plan to conduct only one pivotal Phase 3 trial for second-line GIST, for a single randomized trial to support a NDA, the trial must be well-designed, well-conducted, with a favorable risk/benefit ratio, and provide statistically persuasive efficacy findings so compelling that a second trial would be unethical or practically impossible to repeat. Further, changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional nonclinical, clinical, or other studies. In addition, varying interpretations of the data obtained from nonclinical and clinical testing could delay, limit, or prevent marketing approval of a drug candidate. Any marketing approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable. If we experience delays in obtaining approval or if we fail to obtain approval of our drug candidates or expanded label for our approved drug, the commercial prospects for our drug or drug candidates may be harmed and our ability to generate further revenues will be materially impaired.
We may not be able to obtain or, if granted, retain orphan drug exclusivity for our drug or drug candidates.
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
A fast track designation by the FDA for our drug candidates may not actually lead to a faster development or regulatory review or approval process.
We intend to seek fast track designation for some of our drug candidates. If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for FDA fast track designation. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular drug candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Even if we do receive fast track designation, we may not experience a faster development process, review, or approval compared to conventional FDA procedures. The FDA may rescind fast track designation if the drug candidate no longer meets the qualifying criteria for fast track designation, such as if the drug: (1) no longer demonstrates a potential to address unmet medical need or (2) is not being studied in a manner that shows the drug can treat a serious condition and meets an unmet medical need. A drug candidate may no longer demonstrate a potential to address an unmet medical need if a new product was approved under a traditional approval that addressed the same need or if emerging clinical data failed to show that the fast track designated drug candidate had the anticipated advantage over available therapy.
A Breakthrough Therapy Designation (BTD) by the FDA for our drug candidates may not lead to a faster development or regulatory review or approval process, and it does not increase the likelihood that our drug candidates will obtain marketing approval.
We may seek a BTD for some of our drug candidates. A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For drugs and biologics that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Drugs designated as breakthrough therapies by the FDA may also be eligible for accelerated approval.
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
Our failure to obtain marketing approval in foreign jurisdictions would prevent QINLOCK and our drug candidates from being marketed abroad, and any approval we are granted for QINLOCK or our drug candidates in the U.S. would not assure approval of QINLOCK or our drug candidates in foreign jurisdictions.
In order to market and sell our products in the EU and many other jurisdictions, we must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. In Greater China, our licensee will be responsible for obtaining marketing approval for QINLOCK. The approval procedure varies among countries and can involve additional testing as well as additional information and filings. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the U.S. generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the U.S., it is required that the product be approved for reimbursement before the product can be approved for sale in that country. We may not (and/or our licensees, as applicable, may not) obtain approvals from regulatory authorities outside the U.S. on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the U.S. does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our products in any market outside the U.S., Canada, and Australia.
The terms of the marketing approval of QINLOCK, and any future approved products, and ongoing regulation of our products, may limit how we manufacture and market our products and compliance with such requirements may involve substantial resources, which could materially impair our ability to generate revenue.
Even after marketing approval of a drug candidate is granted, an approved product and its manufacturer and marketer are subject to ongoing review and extensive regulation, which may include the requirement to implement a REMS or to conduct costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of the product. We must also comply with requirements concerning advertising and promotion for QINLOCK and any of our drug candidates for which we obtain marketing approval. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product's approved labeling. Thus, we will not be able to promote QINLOCK or any future approved products for indications or uses for which they are not approved. In addition, manufacturers of approved products and those manufacturers' facilities are required to ensure that quality control and manufacturing procedures conform to cGMPs, which include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation and reporting requirements. We and our contract manufacturers could be subject to periodic unannounced inspections by the FDA to monitor and ensure compliance with cGMPs.
Accordingly, we and our contract manufacturers will continue to expend time, money, and effort in all areas of regulatory compliance, including manufacturing, production, product surveillance, and quality control. If we are not able to comply with post-approval regulatory requirements, we could have the marketing approvals for QINLOCK or any future approved products withdrawn by regulatory authorities and our ability to market QINLOCK or any future approved products could be limited, which could adversely affect our ability to achieve or sustain profitability. As a result, the cost of compliance with post-approval regulations may have a negative effect on our operating results and financial condition.
The increasing use of social media platforms presents new risks and challenges.
Social media is increasingly being used to communicate about our drug, clinical development programs, and the diseases our drug and drug candidates are being developed to treat, and we are utilizing what we believe is appropriate social media in connection with our commercialization efforts for QINLOCK and we intend to do the same for our future products, if approved. Social media practices in the biopharmaceutical industry continue to evolve and regulations relating to such use are not always clear. This evolution creates uncertainty and risk of noncompliance with regulations applicable to our business, resulting in potential regulatory actions against us. For example, patients may use social media channels to comment on their experience in an ongoing blinded clinical study or to report an alleged adverse event (AE). When such disclosures occur, there is a risk that we fail to monitor and comply with applicable AE reporting obligations or we may not be able to defend our business or the public's legitimate interests in the face of the political and market pressures generated by social media due to restrictions on what we may say about our investigational products. There is also a risk of inappropriate disclosure of sensitive information or negative or inaccurate posts or comments about us on any social networking website. If any of these events were to occur or we otherwise fail to comply with applicable regulations, we could incur liability, face regulatory actions, or incur other harm to our business.
We may incur significant liability if enforcement authorities allege or determine that we are engaging in commercial activities or promoting QINLOCK in a way that violates applicable regulations.
Physicians have the discretion to prescribe drug products for uses that are not described in the product's labeling and that differ from those approved by the FDA or other applicable regulatory agencies. Off-label uses are common across medical specialties. Although the FDA and other regulatory agencies do not regulate a physician's choice of treatments, the FDA and other regulatory agencies regulate a manufacturer's communications regarding off-label use and prohibit off-label promotion, as well as the dissemination of false or misleading labeling or promotional materials. Manufacturers may not promote drugs for off-label uses. Accordingly, we may not promote QINLOCK in the U.S. for use in any indications other than the treatment of adult patients with advanced GIST who have received prior treatment with three or more kinase inhibitors, including imatinib. The FDA and other regulatory and enforcement authorities actively enforce laws and regulations prohibiting promotion of off-label uses and the promotion of products for which marketing approval has not been obtained. A company that is found to have improperly promoted off-label uses may be subject to significant liability, which may include civil and administrative remedies as well as criminal sanctions.
Notwithstanding regulations related to product promotion, the FDA and other regulatory authorities allow companies to engage in truthful, non-misleading, and non-promotional scientific exchange concerning their products. We intend to engage in medical education activities and communicate with healthcare providers in compliance with all applicable laws and regulatory guidance.
QINLOCK and any drug candidate for which we obtain marketing approval will be subject to ongoing enforcement of post-marketing requirements and we could be subject to substantial penalties, including withdrawal of QINLOCK or any future approved product from the market, if we fail to comply with all regulatory requirements or if we experience unanticipated problems with QINLOCK or any future approved products, when and if any of them are approved.
QINLOCK and any drug candidate for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, advertising, and promotional activities for such products, will be subject to continual requirements of and review by the FDA and other regulatory authorities. These requirements include, but are not limited to, restrictions governing promotion of an approved product, submissions of safety and other post-marketing information and reports, registration and listing requirements, cGMP requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, and requirements regarding drug distribution and the distribution of samples to physicians and recordkeeping.
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
Healthcare providers, physicians, and third-party payors will play a primary role in the recommendation and prescription of QINLOCK and any drug candidates for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell, and distribute QINLOCK and any other products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations, include the following:
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
California recently enacted the California Consumer Privacy Act (CCPA), which creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA will require covered companies to provide certain disclosures to consumers about its data collection, use and sharing practices and to provide affected California residents with ways to opt-out of certain sales or transfers of personal information. The CCPA went into effect on January 1, 2020, and the California Attorney General will commence enforcement actions against violators beginning July 1, 2020. While there is currently an exception for protected health information that is subject to HIPAA and clinical trial regulations, as currently written, the CCPA may impact our business activities if we become covered by the scope of the statute. The California Attorney General has proposed draft regulations, which have not been finalized to date, that may further impact our business activities if they are adopted. The uncertainty surrounding the implementation of CCPA exemplifies the vulnerability of our business to the evolving regulatory environment related to personal data and protected health information.
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

The insurance coverage and reimbursement status of newly-approved products is uncertain. QINLOCK and our drug candidates may become subject to unfavorable pricing regulations, third-party coverage and reimbursement practices, or healthcare reform initiatives, which would harm our business. Failure to obtain or maintain adequate coverage and reimbursement for new or current products could limit our ability to market those products and decrease our ability to generate revenue.
The regulations that govern marketing approvals, pricing, coverage, and reimbursement for new drugs vary widely from country to country. In the U.S., recently enacted legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay our commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenue we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in QINLOCK or one or more of our drug candidates, even if such drug candidates obtain marketing approval.
Our ability to successfully commercialize our drug and drug candidates also will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers, and other organizations. Government authorities and other third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. The availability of coverage and extent of reimbursement by governmental and private payors is essential for most patients to be able to afford cancer treatments. Sales of these or other drug candidates that we may identify will depend substantially, both domestically and abroad, on the extent to which the costs of our drug and drug candidates will be paid by health maintenance, managed care, pharmacy benefit, and similar healthcare management organizations, or reimbursed by government health administration authorities, private health coverage insurers, and other third-party payors. If coverage and adequate reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize our drug or drug candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment.
A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. In many countries, the prices of medical products are subject to varying price control mechanisms as part of national health systems. In general, the prices of medicines under such systems are substantially lower than in the U.S. Other countries allow companies to fix their own prices for medicines, but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our drug or drug candidates. Accordingly, in markets outside the U.S., the reimbursement for products may be reduced compared with the U.S. and may be insufficient to generate commercially reasonable revenues and profits. The U.S. government and state legislatures have also shown significant interest in implementing cost-containment programs to limit the growth of government-paid healthcare costs, including price controls, restrictions on reimbursement, and requirements for substitution of generic products for branded prescription drugs. Certain states have enacted legislation with the goal of controlling prices on branded prescription drugs and placing restrictions on price increases, the effect of which is unknown. Adoption of such controls and measures, and tightening of restrictive policies in jurisdictions with existing controls and measures, could limit payments for our products and could adversely affect our net revenues and operating results.
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

Reimbursement agencies in Europe may be more conservative than the CMS. For example, a number of cancer drugs have been approved for reimbursement in the U.S. and have not been approved for reimbursement in certain European countries. Moreover, eligibility for reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale, and distribution. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. Our inability to promptly obtain coverage and profitable payment rates from both government-funded and private payors for our approved products could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize our drug and drug candidates, and our overall financial condition.
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
Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that reimbursement will be available for any drug or drug candidate that we commercialize and, if reimbursement is available, the level of reimbursement. Reimbursement may impact the demand for, or the price of, our approved drug or any drug candidate for which we obtain marketing approval. In order to obtain reimbursement, physicians may need to show that patients have superior treatment outcomes with our products compared to standard of care drugs, including lower-priced generic versions of standard of care drugs. We expect to experience pricing pressures in connection with the sale of our approved drug and any of our drug candidates for which we obtain marketing approval, due to the trend toward managed healthcare, the increasing influence of health maintenance organizations, and additional legislative changes. The downward pressure on healthcare costs in general, particularly prescription drugs and surgical procedures and other treatments, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products.
The ACA requires pharmaceutical manufacturers of branded prescription drugs to pay a branded prescription drug fee to the federal government. Each such manufacturer is required to pay a prorated share of the branded prescription drug fee of $4.1 billion in 2018 and $2.8 billion in each year thereafter, based on the dollar value of its branded prescription drug sales to certain federal programs identified in the law. The ACA also expanded the Public Health Service's 340B Drug Pricing Program (the 340B program (described below)), to include additional types of covered entities. We will participate in the 340B program for QINLOCK and any of our drug candidates for which we receive approval. Federal law requires that any company that participates in the Medicaid rebate program also participate in the 340B program in order for federal funds to be available for the manufacturer's drugs under Medicaid. The 340B program requires participating manufacturers to agree to charge statutorily defined covered entities no more than the 340B "ceiling price" for the manufacturer's covered outpatient drugs. In addition, in order to be eligible to have its products paid for with federal funds under the Medicaid programs and purchased by certain federal grantees and agencies, a manufacturer also must participate in the Department of Veterans Affairs Federal Supply Schedule (FSS) pricing program, established by Section 603 of the Veterans Health Care Act of 1992. Under this program, the manufacturer is obligated to make products available for procurement on an FSS contract and charge a price to four federal agencies—the Department of Veterans Affairs, the Department of Defense, the Public Health Service, and the Coast Guard—that is at least 24% less than the Non-Federal Average Manufacturing Price (non-FAMP) for the prior fiscal year.
The requirements under the 340B and FSS programs, and the extent to which eligible patients utilize our patient assistance programs, could reduce the revenue we may generate and could adversely affect our business and operating results.
Additionally, we may develop companion diagnostic tests for use with our drug or drug candidates. We, or our collaborators, may be required to obtain coverage and reimbursement for these tests separate and apart from the coverage and reimbursement we seek for our drug and drug candidates, if approved. Even if we obtain regulatory approval or clearance for such companion diagnostics, there is significant uncertainty regarding our ability to obtain coverage and adequate reimbursement for the same reasons applicable to our drug or drug candidates. Medicare reimbursement methodologies, whether under Part A, Part B, or clinical laboratory fee schedule may be amended from time to time, and we cannot predict what effect any change to these methodologies would have on any drug, drug candidate, or companion diagnostic for which we receive approval. Our inability to promptly obtain coverage and adequate reimbursement from both third-party payors for the companion diagnostic tests that we develop and for which we obtain regulatory approval could have a material and adverse effect on our business, financial condition, results of operations, and prospects.

Recently enacted and future legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our drug candidates and decrease the prices we may obtain for our approved drug.
In the U.S. and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of our drug candidates, restrict or regulate post-approval activities, and affect our ability to profitably sell our approved drug and any drug candidates for which we obtain marketing approval.
In the U.S., the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (MMA) changed the way Medicare covers and pays for pharmaceutical products. The legislation expanded Medicare coverage for drug purchases by the elderly and introduced a new reimbursement methodology based on average sales prices for physician-administered drugs. In addition, this legislation provided authority for limiting the number of drugs that will be covered in any therapeutic class. Cost reduction initiatives and other provisions of this legislation could decrease the coverage and price that we receive for our approved products. While the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates. Therefore, any reduction in reimbursement that results from the MMA may result in a similar reduction in payments from private payors.
In March 2010, the ACA was enacted into law. The ACA is a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry, and impose additional health policy reforms.
Among the provisions of the ACA of importance to our approved drug and potential drug candidates are the following:
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
We expect that the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for our products that obtain marketing approval. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost-containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products.
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
Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our drug or drug candidates, if any, may be. In addition, increased scrutiny by the U.S. Congress of the FDA's approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.
There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels directed at containing or lowering the cost of healthcare. The implementation of cost-containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products. Such reforms could have an adverse effect on anticipated revenue from our drug or drug candidates that we may successfully develop and for which we may obtain regulatory approval and may affect our overall financial condition and ability to develop future drug candidates. We cannot predict the initiatives that may be adopted in the future. The continuing efforts of the government, insurance companies, managed care organizations, and other payors of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect:
•the demand for our drug and drug candidates, if approved;
•our ability to receive or set a price that we believe is fair for our products;
•our ability to generate revenue and achieve or maintain profitability;
•the amount of taxes that we are required to pay; and
•the availability of capital.
We expect that the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, lower reimbursement, and new payment methodologies. This could lower the price that we receive for our approved products. Any denial in coverage or reduction in reimbursement from Medicare or other government-funded programs may result in a similar denial or reduction in payments from private payors, which may prevent us from being able to generate sufficient revenue, attain profitability or commercialize our drug and drug candidates, if approved. Litigation and legislative efforts to change or repeal the ACA are likely to continue, with unpredictable and uncertain results.

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

For example, Brexit could result in the U.K. or the EU significantly altering its regulations affecting the clearance or approval of our product or drug candidates as the U.K. determines which EU laws to replace or replicate. Any new regulations could add time and expense to the conduct of our business, as well as the process by which our products receive regulatory approval in the U.K., the EU, and elsewhere. In addition, the announcement of Brexit and the withdrawal of the U.K. from the EU have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Any of these effects of Brexit, among others, could adversely affect our business, our results of operations, liquidity, and financial condition.
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
In addition, we must also ensure that we maintain adequate safeguards to enable the transfer of personal data outside of the EEA, in particular to the U.S., in compliance with European data protection laws. We expect that we will continue to face uncertainty as to whether our efforts to comply with our obligations under European privacy laws will be sufficient. If we are investigated by a European data protection authority, we may face fines and other penalties. Any such investigation or charges by European data protection authorities could have a negative effect on our existing business and on our ability to attract and retain new clients or pharmaceutical partners. We may also experience hesitancy, reluctance, or refusal by European or multi-national clients or pharmaceutical partners to continue to use our products due to the potential risk exposure as a result of the current (and, in particular, future) data protection obligations imposed on them by certain data protection authorities in interpretation of current law, including the GDPR. Such clients or pharmaceutical partners may also view any alternative approaches to compliance as being too costly, too burdensome, too legally uncertain, or otherwise objectionable and therefore decide not to do business with us. Any of the foregoing could materially harm our business, prospects, financial condition, and results of operations.
Laws and regulations governing any international operations we may have in the future may preclude us from developing, manufacturing, and selling certain drug candidates and products outside of the U.S. and require us to develop and implement costly compliance programs.
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
We have expanded and expect to continue to expand our development, regulatory, and our sales, marketing, and distribution capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.
We have expanded and expect to continue to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, manufacturing, regulatory affairs, and sales, marketing, and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational, and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth and with expanding sales, marketing, and distribution infrastructure, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay or prevent the execution of our business plans or disrupt our operations.
We rely significantly on information technology and any failure, inadequacy, interruption, or security lapse of that technology, including any cyber security incidents, could harm our ability to operate our business effectively.
Despite the implementation of security measures, our internal computer systems and those of third parties with which we contract are vulnerable to damage from cyber-attacks, computer viruses, worms, and other destructive or disruptive software, unauthorized access, natural disasters, terrorism, war, and telecommunication and electrical failures. System failures, accidents, or security breaches could cause interruptions in our operations, and could result in a material disruption of our clinical and commercialization activities and business operations, in addition to possibly requiring substantial expenditures of resources to remedy. The loss of clinical trial data could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and our product research, development, and commercialization efforts could be delayed. In addition, we may not have adequate insurance coverage to provide compensation for any losses associated with such events.
We could be subject to risks caused by misappropriation, misuse, leakage, falsification, or intentional or accidental release or loss of information maintained in the information systems and networks of our company, including personal information of our employees. In addition, outside parties may attempt to penetrate our systems or those of our vendors or fraudulently induce our employees or employees of our vendors to disclose sensitive information in order to gain access to our data. Like other companies, we have on occasion, and will continue to experience, threats to our data and systems, including malicious codes and viruses, and other cyber-attacks. The number and complexity of these threats continue to increase over time. If a material breach of our security or that of our vendors occurs, the market perception of the effectiveness of our security measures could be harmed, we could lose business, and our reputation and credibility could be damaged. We could be required to expend significant amounts of money and other resources to repair or replace information systems or networks. Although we develop and maintain systems and controls designed to prevent these events from occurring, and we have a process to identify and mitigate threats, the development and maintenance of these systems, controls, and processes is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. Moreover, despite our efforts, the possibility of these events occurring cannot be eliminated entirely.

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
From time to time, we may consider strategic transactions, such as acquisitions of companies, businesses or assets, and out-licensing or in-licensing of products, drug candidates, or technologies. Additional potential transactions that we may consider include a variety of different business arrangements, including spin-offs, strategic partnerships, joint ventures, restructurings, divestitures, business combinations, and investments. Any such transaction may require us to incur non-recurring or other charges, may increase our near term or long-term expenditures, and may pose significant integration challenges or disrupt our management or business, which could adversely affect our operations and financial results. For example, these transactions may entail numerous operational and financial risks, including:
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
As of June 30, 2020, our executive officers and directors, combined with our stockholders who own more than 5% of our outstanding capital stock, beneficially own shares, in the aggregate, representing approximately 40% of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to exert significant influence over all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would have significant influence over the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:
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
Our amended and restated bylaws designate specific courts as the exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders' ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.
Our amended and restated bylaws provide that, unless we consent in writing to an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for any state law claims for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of or based on a breach of a fiduciary duty owed by any of our current or former directors, officers, and employees to us or our stockholders, (iii) any action asserting a claim against us or any of our current or former directors, officers, employees, or stockholders arising pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws, or (iv) any action asserting a claim governed by the internal affairs doctrine, or the Delaware Forum Provision. The Delaware Forum Provision will not apply to any causes of action arising under the Securities Act or the Exchange Act. Our amended and restated bylaws further provide that unless we consent in writing to the selection of an alternative forum, the United States District Court for the District of Massachusetts shall be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities

Act, or the Federal Forum Provision, as our principal executive offices are located in Waltham, Massachusetts. In addition, any person purchasing or otherwise acquiring any interest in any shares of our capital stock shall be deemed to have notice of and to have consented to the Delaware Forum Provision and the Federal Forum Provision; provided, however, that stockholders cannot and will not be deemed to have waived our compliance with the U.S. federal securities laws and the rules and regulations thereunder.
We recognize that the Delaware Forum Provision and the Federal Forum Provision may impose additional litigation costs on stockholders who assert the provision is not enforceable and may impose more general litigation costs in pursuing any such claims, particularly if the stockholders do not reside in or near the State of Delaware or the Commonwealth of Massachusetts. Additionally, these forum selection clauses in our amended and restated bylaws may limit a stockholder's ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or employees, which may discourage the filing of such lawsuits against us and our directors, officers, and employees even though an action, if successful, might benefit our stockholders. While the Delaware Supreme Court ruled in March 2020 that federal forum selection provisions purporting to require claims under the Securities Act be brought in federal court are "facially valid" under Delaware law, there is uncertainty as to whether other courts will enforce our Federal Forum Provision. The Federal Forum Provision may also impose additional litigation costs on stockholders who assert that the provision is unenforceable, and if the Federal Forum Provision is found to be unenforceable, we may incur additional costs with resolving such matters. The Court of Chancery of the State of Delaware and the United States District Court for the District of Massachusetts may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments or results may be more favorable to us than to our stockholders.
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
Our stock price is likely to be volatile. The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. Our common stock is currently quoted on the Nasdaq Global Select Market under the symbol "DCPH." Since our common stock began trading on the Nasdaq Global Select Market on September 28, 2017, our stock has traded at prices as low as $15.15 per share and as high as $71.11 per share through June 30, 2020. Market prices for our common stock will be influenced by a number of factors, including:
•the issuance of new equity securities pursuant to a future offering, including issuances of preferred stock;
•changes in interest rates;
•significant dilution caused by the anti-dilutive clauses in our financial agreements;
•the success of commercialization of our drug and drug candidates, if approved;

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
•results of clinical trials and preclinical studies, of our drug or drug candidates or those of our competitors;
•regulatory or legal developments in the U.S. and other countries;
•receipt of, or failure to obtain, regulatory approvals;
•developments or disputes concerning patent applications, issued patents, or other proprietary rights;
•the recruitment or departure of key personnel;
•the level of expenses related to any of our drug or drug candidates or clinical development programs;
•the results of our efforts to discover, develop, acquire, or in-license additional technologies or drug candidates;
•actual or anticipated changes in estimates as to financial results, development timelines, or recommendations by securities analysts;
•rumors or announcements regarding transactions involving our company or our drug or drug candidates;
•changes in the structure of healthcare payment systems;
•market conditions in the pharmaceutical and biotechnology sectors;
•general economic, industry, and market conditions and other national conditions; and
•the other factors described in this "Risk Factors" section.
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
Effective as of December 31, 2020, we will be a large accelerated filer, which will increase our costs and demands on management.
As a result of our public float (the market value of our common shares held by non-affiliates) as of June 30, 2020, we will be a large accelerated filer as of December 31, 2020 and will therefore no longer qualify as an "emerging growth company," as defined in the JOBS Act. Additionally, due to our public float as of June 30, 2020, we will no longer qualify as a "smaller reporting company" as defined in the Exchange Act. However, we are not required to reflect the change in our smaller reporting company status, and comply with the associated increased disclosure obligations, until our first quarterly report in our next fiscal year (i.e., the quarterly report for the three-month period ended March 31, 2021).
As a large accelerated filer, we will be subject to certain disclosure and compliance requirements that apply to other public companies but did not previously apply to us due to our status as an emerging growth company. These requirements include, but are not limited to:
•the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act of 2002;
•compliance with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor's report providing additional information about the audit and the financial statements;
•the requirement that we provide full and more detailed disclosures regarding executive compensation; and
•the requirement that we hold a non-binding advisory vote on executive compensation and obtain stockholder approval of any golden parachute payments not previously approved.
We expect that compliance with the additional requirements of being a large accelerated filer will increase our legal and financial compliance costs and cause management and other personnel to divert attention from operational and other business matters to devote substantial time to public company reporting requirements. In addition, if we are not able to comply with changing requirements in a timely manner, the market price of our stock could decline and we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC, or other regulatory authorities, which would require additional financial and management resources.

If we fail to maintain proper and effective internal control over financial reporting, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, investors' views of us and, as a result, the value of our common stock.
Pursuant to Section 404 of the Sarbanes-Oxley Act (Section 404), our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting. Preparing such attestation report and the cost of compliance with reporting requirements that we have not previously implemented will increase our expenses and require significant management time. Investors may find our common stock less attractive because of the additional compliance costs. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.
The rules governing the standards that must be met for management and our independent registered public accounting firm to assess our internal control over financial reporting are complex and require significant documentation, testing, and possible remediation. In connection with our and our independent registered public accounting firm's evaluations of our internal control over financial reporting, we may need to upgrade systems, including information technology, implement additional financial and management controls, reporting systems, and procedures, and hire additional accounting and finance staff.
Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations. In addition, any testing by us or our independent registered public accounting firm conducted in connection with Section 404 may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock. Internal control deficiencies could also result in a restatement of our financial results in the future. We could become subject to stockholder or other third-party litigation, as well as investigations by the SEC, the Nasdaq Global Select Market, or other regulatory authorities, which could require additional financial and management resources and could result in fines, trading suspensions, payment of damages or other remedies. Further, any delay in compliance with the auditor attestation provisions of Section 404 could subject us to a variety of administrative sanctions, including ineligibility for short-form resale registration, action by the SEC and the suspension or delisting of our common stock, which could reduce the trading price of our common stock and could harm our business.
We will incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives and corporate governance practices.
As a public company, and as a large accelerated filer, we will incur significant legal, accounting, and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq Global Select Market, and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, which in turn could make it more difficult for us to attract and retain qualified members of our board of directors.
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

DECIPHERA PHARMACEUTICALS, INC.

Date: August 4, 2020	By:	/s/ Thomas P. Kelly
Thomas P. Kelly Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
2.1
Reorganization Agreement and Plan of Merger by and among the Registrant, Deciphera Pharmaceuticals, LLC and the other parties named therein, dated October 2, 2017. (Incorporated by reference to Exhibit 2.1 to the Registrant's Quarterly Report on Form 10-Q filed on November 14, 2017) (1)

3.1	Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on October 5, 2017).

3.2	Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on June 12, 2020)

10.1*	Commercial Manufacturing Services and Supply Agreement, made as of April 3, 2019, by and between Deciphera Pharmaceuticals, LLC and Lonza (2)

10.2*	Supply Agreement, made as of February 28, 2020, by and between Deciphera Pharmaceuticals, LLC and Cambrex (2)

10.3#*	Amendment No. 1 to Employment Agreement, between Deciphera Pharmaceuticals, LLC and Thomas P. Kelly

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101INS	XBRL Instance Document.

101SCH	XBRL Taxonomy Extension Schema Document.

101CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101DEF	XBRL Taxonomy Extension Definition Linkbase Document.
______________
* Filed herewith.
# Indicates management contract or compensation plan.
† This certification will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent specifically incorporated by reference into such filing.
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