Form 10-Q
period 2020-09-30
Deciphera Pharmaceuticals, Inc.
filed 2020-11-05
CIK 1654151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 30, 2020, there were 56,933,424 shares of Common Stock, $0.01 par value per share, outstanding.

Deciphera Pharmaceuticals, Inc.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (Form 10-Q) contains forward-looking statements, which reflect our current views with respect to, among other things, our operations and financial performance. All statements other than statements of historical facts contained in this Form 10-Q, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plan, objectives of management and expected market growth are forward-looking statements. You can identify these forward-looking statements by the use of words such as "outlook," "believes," "expects," "potential," "continues," "may," "will," "should," "seeks," "approximately," "predicts," "intends," "plans," "estimates," "anticipates," or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under "Risk Factors" and include, among other things:
•our ability to successfully launch and commercialize QINLOCK® (ripretinib), referred to as QINLOCK, for the treatment of adult patients with advanced gastrointestinal stromal tumor (GIST) who have received prior treatment with three or more kinase inhibitors, including imatinib, in the United States (U.S.), Canada, Australia, and any other jurisdictions where we may receive marketing approval in the future;
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
•our ability and plans in continuing to build out our commercial infrastructure and successfully launching, marketing, and selling QINLOCK and any current or future drug candidate for which we may receive marketing approval, including our plans with respect to the focus and activities of our sales force, the nature of our marketing, market access, and patient support activities, and our pricing of QINLOCK;
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
•our commercial preparedness efforts and our ability to commercially launch our drug or drug candidates, if and when they are approved, including, without limitation, QINLOCK in Europe;
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
NOTE REGARDING TRADEMARKS
The QINLOCK® word mark and logo are registered trademarks, and Deciphera and the Deciphera logo are trademarks, of Deciphera Pharmaceuticals, LLC.

PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements.
Deciphera Pharmaceuticals, Inc.
Consolidated Balance Sheets
(Unaudited, in thousands, except share and per share amounts)

	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$111,154	$120,320
Short-term marketable securities	434,171	459,256
Accounts receivable, net	11,814	—
Inventory	4,596	—
Prepaid expenses and other current assets	9,723	13,832
Total current assets	571,458	593,408
Long-term marketable securities	38,989	—
Long-term investments—restricted	2,125	1,510
Property and equipment, net	9,925	6,333
Operating lease assets	37,171	21,158
Total assets	$659,668	$622,409
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$10,237	$19,575
Accrued expenses and other current liabilities	48,941	38,716
Operating lease liabilities	2,010	1,747
Total current liabilities	61,188	60,038
Operating lease liabilities, net of current portion	29,394	15,904
Total liabilities	90,582	75,942
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock, $0.01 par value per share; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value per share; 125,000,000 shares authorized; 56,641,065 shares and 51,617,639 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	566	516
Additional paid-in capital	1,260,209	1,033,819
Accumulated other comprehensive income (loss)	39	111
Accumulated deficit	(691,728)	(487,979)
Total stockholders' equity	569,086	546,467
Total liabilities and stockholders' equity	$659,668	$622,409
The accompanying notes are an integral part of these consolidated financial statements.

Deciphera Pharmaceuticals, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Product revenues, net	$15,164	$—	$19,989	$—
Collaboration revenues	285	—	2,612	25,000
Total revenues	15,449	—	22,601	25,000
Cost and operating expenses:
Cost of sales	90	—	98	—
Research and development	49,213	40,374	146,682	110,974
Selling, general, and administrative	30,143	17,979	84,012	44,379
Total cost and operating expenses	79,446	58,353	230,792	155,353
Loss from operations	(63,997)	(58,353)	(208,191)	(130,353)
Other income (expense):
Interest and other income, net	296	2,174	4,442	5,368
Interest expense	—	(17)	—	(55)
Total other income (expense), net	296	2,157	4,442	5,313
Net loss	$(63,701)	$(56,196)	$(203,749)	$(125,040)

Net loss per share—basic and diluted	$(1.13)	$(1.28)	$(3.68)	$(3.12)
Weighted average common shares outstanding—basic and diluted	56,390,748	43,803,508	55,296,775	40,041,321

Comprehensive loss:
Net loss	$(63,701)	$(56,196)	$(203,749)	$(125,040)
Other comprehensive income (loss):
Unrealized gains (losses) on marketable securities	47	(114)	(72)	61
Total other comprehensive income (loss)	47	(114)	(72)	61
Total comprehensive loss	$(63,654)	$(56,310)	$(203,821)	$(124,979)
The accompanying notes are an integral part of these consolidated financial statements.

Deciphera Pharmaceuticals, Inc.
Consolidated Statements of Stockholders' Equity
(Unaudited, in thousands, except share amounts)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, June 30, 2020	—	$—	56,081,993	$561	$1,247,158	$(8)	$(628,027)	$619,684
Issuance of common stock upon exercise of stock options	—	—	559,072	5	3,223	—	—	3,228
Stock-based compensation expense	—	—	—	—	9,828	—	—	9,828
Unrealized gains (losses) on marketable securities	—	—	—	—	—	47	—	47
Net loss	—	—	—	—	—	—	(63,701)	(63,701)
Balance, September 30, 2020	—	$—	56,641,065	$566	$1,260,209	$39	$(691,728)	$569,086

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2019	—	$—	51,617,639	$516	$1,033,819	$111	$(487,979)	$546,467
Issuance of common stock sold in public offering, net of underwriting discounts, commissions and offering costs	—	—	3,659,090	37	188,348	—	—	188,385
Issuance of common stock upon exercise of stock options	—	—	1,364,336	13	10,611	—	—	10,624
Stock-based compensation expense	—	—	—	—	27,431	—	—	27,431
Unrealized gains (losses) on marketable securities	—	—	—	—	—	(72)	—	(72)
Net loss	—	—	—	—	—	—	(203,749)	(203,749)
Balance, September 30, 2020	—	$—	56,641,065	$566	$1,260,209	$39	$(691,728)	$569,086
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

Deciphera Pharmaceuticals, Inc.
Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(203,749)	$(125,040)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Stock-based compensation expense	27,431	15,065
Depreciation expense	1,610	385
Noncash lease expense	1,948	433
(Gain) loss on disposal of equipment	(7)	—
Net accretion of discounts on marketable securities	(1,850)	(2,270)
Changes in operating assets and liabilities:
Accounts receivable	(11,814)	—
Inventory	(2,455)	—
Prepaid expenses and other current assets	1,030	(427)
Accounts payable	(9,908)	6,462
Accrued expenses and other current liabilities	8,339	12,038
Operating lease liabilities	(1,130)	(446)
Other long-term liabilities	—	337
Net cash flows used in operating activities	(190,555)	(93,463)
Cash flows from investing activities:
Purchases of marketable securities	(969,005)	(618,190)
Maturities of marketable securities	452,663	137,952
Sales of marketable securities	504,216	21,687
Purchases of property and equipment	(4,886)	(3,210)
Proceeds from sale of equipment	7	—
Increase in restricted investments	(615)	(441)
Net cash flows used in investing activities	(17,620)	(462,202)
Cash flows from financing activities:
Proceeds from public offerings, net of underwriting discounts and commissions	189,037	432,400
Repayment of notes payable to related party	—	(140)
Payments of public offering costs	(652)	(353)
Proceeds from exercise of stock options	10,624	3,706
Net cash flows provided by financing activities	199,009	435,613
Net increase (decrease) in cash and cash equivalents	(9,166)	(120,052)
Cash and cash equivalents at beginning of period	120,320	293,764
Cash and cash equivalents at end of period	$111,154	$173,712

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$55
Property and equipment purchases included in accounts payable and accrued expenses and other current liabilities	$316	$883
Offering costs included in accounts payable and accrued expenses and other current liabilities	$—	$267
The accompanying notes are an integral part of these consolidated financial statements.

Deciphera Pharmaceuticals, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

1. Nature of the Business and Summary of Significant Accounting Policies
Nature of the Business
Deciphera Pharmaceuticals, Inc. (the Company) is a biopharmaceutical company focused on discovering, developing, and commercializing important new medicines to improve the lives of people with cancer. The Company is leveraging its proprietary switch-control kinase inhibitor platform and deep expertise in kinase biology to develop a broad portfolio of innovative medicines. On May 15, 2020, QINLOCK® (ripretinib), referred to as QINLOCK, was approved by the United States (U.S.) Food and Drug Administration (FDA) for the treatment of adult patients with advanced gastrointestinal stromal tumor (GIST) who have received prior treatment with three or more kinase inhibitors, including imatinib. QINLOCK is currently being investigated in a Phase 3 study for the treatment of patients with second-line GIST. In addition to QINLOCK, the Company is advancing multiple drug candidates from its platform in various stages of clinical development. The Company wholly owns its drug and all of its drug candidates with the exception of a development and commercialization out-license agreement for QINLOCK in Mainland China, Hong Kong, Macau, and Taiwan, also referred to as Greater China. The Company is preparing for a potential launch of QINLOCK in Europe and the Company has, and intends in the future to, enter into select distributor arrangements to offer QINLOCK in geographies where the Company does not intend to build a local presence, such as Australia and Canada.
The Company is subject to risks and uncertainties common to companies in the biotechnology industry, including, but not limited to, development by competitors of new technological innovations, dependence on key personnel, market acceptance and the successful commercialization of QINLOCK or any of the Company's current or future drug candidates for which it receives marketing approval, competition for QINLOCK or any of the Company's current or future drug candidates for which it receives marketing approval, protection of proprietary technology, ability to complete late-stage clinical trials, ability to obtain and maintain regulatory approvals, compliance with government regulations, the impact of the novel coronavirus (COVID-19) pandemic on its operations, and the ability to secure additional capital to fund operations. QINLOCK and the Company's drug candidates currently under development will require significant additional research and development efforts, including extensive preclinical and/or clinical testing and regulatory approval. In addition to supporting its research and development efforts, the Company will be required to invest in the Company's commercial capabilities and infrastructure, to support its launch and commercialization of QINLOCK, the Company's first and recently approved drug in the U.S., and any current or future drug candidate for which the Company obtains marketing approval. These efforts require significant amounts of additional capital, adequate personnel and infrastructure, and extensive compliance-reporting capabilities. Even if the Company's drug development and commercialization efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales of QINLOCK or any current or future drug candidates for which it receives marketing approval.
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

Deciphera Pharmaceuticals, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

In August 2020, the Company entered into an Open Market Sale Agreement℠ (the Sales Agreement) with Jefferies LLC (Jefferies), pursuant to which the Company may issue and sell shares of its common stock having aggregate offering proceeds of up to $200.0 million (the Shares) from time to time through Jefferies as its sales agent. Upon delivery of a placement notice and subject to the terms and conditions of the Sales Agreement, Jefferies may sell the Shares by any method permitted by law deemed to be an "at the market offering" as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. The Company may sell the Shares in amounts and at times to be determined by the Company from time to time subject to the terms and conditions of the Sales Agreement, but it has no obligation to sell any Shares under the Sales Agreement. The Company or Jefferies may suspend or terminate the offering of Shares upon notice to the other party and subject to other conditions. As of September 30, 2020, the Company had not made any sales of Shares pursuant to the Sales Agreement.
Basis of Presentation
The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets, and the satisfaction of liabilities and commitments in the ordinary course of business. Since inception, the Company has incurred recurring losses including net losses of $203.7 million and $192.3 million for the nine months ended September 30, 2020 and the year ended December 31, 2019, respectively. As of September 30, 2020, the Company had an accumulated deficit of $691.7 million. The Company expects to continue to generate operating losses for the foreseeable future. The Company expects that its cash, cash equivalents, and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements through at least 12 months from the issuance date of these consolidated financial statements. The future viability of the Company is dependent on its ability to raise additional capital to fund its operations.
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
The consolidated balance sheet as of December 31, 2019 was derived from audited financial statements, but does not include all disclosures required by GAAP. The accompanying unaudited consolidated financial statements as of September 30, 2020 and for the three and nine months ended September 30, 2020 and 2019 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto for the year ended December 31, 2019 included in the Company's Annual Report on Form 10-K (Form 10-K) on file with the SEC.
In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company's consolidated financial position as of September 30, 2020 and consolidated results of operations and comprehensive loss for the three and nine months ended September 30, 2020 and 2019 and consolidated cash flows for the nine months ended September 30, 2020 and 2019 have been made. The consolidated results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2020.
Certain prior year amounts have been reclassified to conform to current year presentation.
The significant accounting policies used in preparation of these consolidated financial statements for the three and nine months ended September 30, 2020 are consistent with those discussed in Note 2, Summary of Significant Accounting Policies, to

Deciphera Pharmaceuticals, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

the consolidated financial statements in the Company's Form 10-K for the year ended December 31, 2019, except as noted within the section "Significant Accounting Policies" with respect to the Company's accounting policies for product revenues, accounts receivable, and inventory and within the section "Recently Issued Accounting Pronouncements."
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, revenue recognition, the accrual for research and development expenses, and the valuation of stock-based awards. Estimates are periodically reviewed in light of changes in circumstances, facts, and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.
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
For periods in which the Company has reported net losses, diluted net loss per common share is the same as basic net loss per common share, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss for the three and nine months ended September 30, 2020 and 2019.
The following potential dilutive securities, presented based on amounts outstanding at the end of each reporting period, have been excluded from the calculation of diluted net loss per share because including them would have had an anti-dilutive impact:

	As of September 30,
	2020	2019
Options to purchase common stock	6,351,397	6,891,125
Unvested time-based restricted common stock units	419,235	67,000
Unvested performance-based restricted common stock units	55,200	—
Unvested employee stock purchase plan shares	39,600	—
Total	6,865,432	6,958,125
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
These reserves are based on estimates of the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable (if the amount is payable to the Company's customer) or a liability (if the amount is payable to a party other than the Company's customer). The Company's estimates of reserves established for variable consideration are

Deciphera Pharmaceuticals, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

calculated based upon a consistent application of the expected value method, which is the sum of probability-weighted amounts in a range of possible consideration amounts. These estimates reflect the Company's historical experience, current contractual and statutory requirements, specific known market events and trends, industry data, forecasted customer buying, and payment patterns. The amount of variable consideration that is included in the transaction price may be subject to constraint and is included in net product revenues only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration received may ultimately differ from the Company's estimates. If actual results vary, the Company adjusts these estimates, which could have an effect on earnings in the period of adjustment.
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
Accounts Receivable
Accounts receivable arise from product sales and amounts due from the Company's collaboration partners and have standard payment terms that generally require payment within 30 to 90 days. The amount from product sales represents amounts due from specialty distributors and specialty pharmacies in the U.S., which are recorded net of reserves for customer chargebacks, trade discounts and allowances, and other incentives to the extent such amounts are payable to the customer by the Company. The Company monitors economic conditions to identify facts or circumstances that may indicate that its receivables are at risk of collection. The Company provides reserves against accounts receivable for estimated losses, if any, that may result from a customer's inability to pay based on the composition of its accounts receivable, current economic conditions, and historical credit loss activity. Amounts determined to be uncollectible are charged or written-off against the reserve. During the three and nine months ended September 30, 2020, the Company did not record any expected credit losses related to outstanding accounts receivable.
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

Deciphera Pharmaceuticals, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

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
The Company commenced the capitalization of QINLOCK inventory in May 2020 upon receiving FDA approval of QINLOCK. Capitalized inventory consisted of the following:

(in thousands)	As of September 30, 2020
Raw materials	$1,352
Work in process	3,160
Finished goods	84
Total inventory	$4,596
There were no inventory amounts written down as a result of excess, obsolescence, unmarketability, or other reasons charged to cost of sales during the three and nine months ended September 30, 2020.
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
As of September 30, 2020, the Company's only source of product revenues were from the sales of QINLOCK. For the three months ended September 30, 2020, product revenues were $15.2 million, which consisted of $14.7 million of revenues in the U.S.

Deciphera Pharmaceuticals, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

and $0.5 million of revenues in the rest of the world. For the nine months ended September 30, 2020, product revenues were $20.0 million, which consisted of $19.5 million of revenues in the U.S. and $0.5 million of revenues in the rest of the world.
The Company primarily sells QINLOCK through specialty distributors and specialty pharmacies. The Company recognized revenues from three customers accounting for 56%, 25%, and 12% of gross product revenues for the three months ended September 30, 2020, and 54%, 27%, and 11% of gross product revenues for the nine months ended September 30, 2020. As of September 30, 2020, two customers individually accounted for approximately 59% and 24% of accounts receivable associated with the Company's product sales.
Activity in each of the product revenue allowance and reserve categories is summarized as follows:

(in thousands)	Trade discounts and allowances	Chargebacks and administrative fees	Government rebates and other incentives	Returns	Total
Balance as of December 31, 2019	$—	$—	$—	$—	$—
Provision related to sales in the current year	302	854	886	662	2,704
Credits and payments made	(152)	(607)	(127)	(215)	(1,101)
Balance as of September 30, 2020	$150	$247	$759	$447	$1,603
The total reserves described above are summarized as components of the Company's consolidated balance sheets as follows:

(in thousands)	As of September 30, 2020
Reduction of accounts receivable, net	$343
Component of accrued expenses and other current liabilities	1,260
Total revenue-related reserves	$1,603

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
Under the Zai License Agreement, the Company recognized revenues of $0.1 million and $2.2 million during the three and nine months ended September 30, 2020, respectively, which, during the three months ended September 30, 2020 consisted of $0.1 million in reimbursable costs, and during the nine months ended September 30, 2020 consisted of the achievement of a $2.0 million development milestone in the second quarter of 2020 and $0.2 million in reimbursable costs.

Deciphera Pharmaceuticals, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

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
Under the Zai Supply Agreement, the Company recognized revenues of $0.2 million and $0.4 million for external manufacturing services provided during the three and nine months ended September 30, 2020, respectively.
3. Marketable Securities and Fair Value Measurements
The following tables present marketable securities by contractual maturity and security type:

As of September 30, 2020 (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Due within one year:
U.S. government securities	434,134	42	(5)	434,171
Due after one year through five years:
U.S. government securities	38,987	4	(2)	38,989
Total	$473,121	$46	$(7)	$473,160

As of December 31, 2019 (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Due within one year:
Commercial paper	$314,292	$74	$(23)	$314,343
U.S. government securities	78,612	48	(3)	78,657
Certificates of deposit	66,241	17	(2)	66,256
Total	$459,145	$139	$(28)	$459,256
The following tables present information about the Company's financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

As of September 30, 2020 (in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$—	$41,204	$—	$41,204
U.S. government securities	—	27,497	—	27,497
Marketable securities:
U.S. government securities	—	473,160	—	473,160
Total	$—	$541,861	$—	$541,861

Deciphera Pharmaceuticals, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

As of December 31, 2019 (in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$—	$28,192	$—	$28,192
Certificates of deposit	—	20,500	—	20,500
Marketable securities:
Commercial paper	—	314,343	—	314,343
U.S. government securities	—	78,657	—	78,657
Certificates of deposit	—	66,256	—	66,256
Total	$—	$507,948	$—	$507,948
The table above excludes certificates of deposit totaling $2.1 million and $1.5 million as of September 30, 2020 and December 31, 2019, respectively, that the Company held to secure a letter of credit associated with its leases and to secure a credit card account. The Company increased its credit card limit and corresponding certificate of deposit in the first quarter of 2020. The certificates of deposit are Level 2 instruments and are measured at carrying value in the consolidated balance sheets in long-term investments—restricted and approximate fair value. For additional information on the letter of credit associated with the Company's leases, please read Note 4, Leases, to these consolidated financial statements.
The fair value of Level 2 instruments classified as cash equivalents and marketable securities were determined through third-party pricing services. The pricing services use many observable market inputs to determine value, including reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates, and other industry and economic events.
4. Leases
The Company leases real estate, including office and laboratory space.
In May 2018, the Company entered into a lease for office space (the Initial Space) at 200 Smith Street in Waltham, Massachusetts (the Premises). In October 2019, the lease for the Initial Space commenced under Accounting Standards Codification (ASC) Topic 842, Leases (ASC 842), and resulted in the addition of an operating lease asset of $21.2 million and a corresponding lease liability of $17.0 million in the fourth quarter of 2019. The Premises became the Company's new headquarters in October 2019. For additional information on the Initial Space, please read Note 6, Leases, to the consolidated financial statements in the Company's Form 10-K for the year ended December 31, 2019.
In April 2019, the Company amended its lease for office space at the Premises to add an additional 38,003 square feet (the Additional Space) for a total of 82,346 square feet of space. The initial term of the lease for the Additional Space will expire in November 2029 unless terminated earlier in accordance with the terms of the lease and the Company is entitled to two five-year options to extend the lease. The initial annual base rent for the Additional Space is approximately $1.9 million and will increase annually for a total of $18.2 million over the lease term.
In July 2020, the lease for the Additional Space commenced under ASC 842 and resulted in the addition of an operating lease asset of $16.5 million and a corresponding lease liability of $13.5 million in the third quarter of 2020.
The Company is required to maintain a letter of credit associated with its leases at the Premises. The balances of the Company's certificate of deposit associated with the letter of credit for its leases at the Premises of $1.1 million as of September 30, 2020 and December 31, 2019 were classified as long-term investment—restricted in the consolidated balance sheets. The Company expects to increase the letter of credit and associated certificate of deposit by $0.9 million for the Additional Space in the fourth quarter of 2020.
In August 2020, the Company amended and restated its real estate leases primarily for office and laboratory space in Lawrence, Kansas (the 2020 Lawrence Lease Agreements). The initial term of the 2020 Lawrence Lease Agreements will expire on December 31, 2030 unless terminated earlier in accordance with the terms of the lease and the Company is entitled to two five-year options to extend the leases. The 2020 Lawrence Lease Agreements modified a previously existing operating lease which

Deciphera Pharmaceuticals, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

resulted in an additional operating lease asset of $1.4 million and a corresponding lease liability of $1.4 million during the third quarter of 2020. Additionally, as a result of the 2020 Lawrence Lease Agreements, some previously existing operating leases will terminate as of December 31, 2020. The Company expects that additional new operating leases associated with the 2020 Lawrence Lease Agreements will commence in 2021 under ASC 842.
The Company's leases contain options to extend the lease terms; however, these extensions were not included in the operating lease assets and lease liabilities recorded on the consolidated balance sheets as they were not reasonably certain of being exercised.
During the three and nine months ended September 30, 2020 and 2019, the Company was subject to certain lease agreements to accommodate short-term or temporary needs. The expenses related to the Company's short-term or temporary lease agreements are included in short-term lease costs for the three and nine months ended September 30, 2020 and 2019, as applicable.
The Company's leases require the Company to pay for its share of certain operating expenses, taxes, and other expenses based on actual costs incurred and therefore, as the amounts are variable in nature, are expensed in the period incurred and included in variable lease costs for the three and nine months ended September 30, 2020 and 2019. Payment escalations specified in the leases are recognized on a straight-line basis over the lease terms.
All of the Company's leases qualify as operating leases. The following table summarizes the presentation of the Company's operating leases in the consolidated balance sheet:

(in thousands)	As of September 30, 2020	As of December 31, 2019
Operating lease assets	$37,171	$21,158

Current operating lease liabilities	$2,010	$1,747
Operating lease liabilities, net of current portion	29,394	15,904
Total operating lease liabilities	$31,404	$17,651
The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Operating lease cost	$1,321	$104	$2,843	$462
Short-term lease cost	18	82	336	270
Variable lease cost	144	128	343	337
Total lease expense	$1,483	$314	$3,522	$1,069
Future annual minimum lease payments under operating leases were as follows:

(in thousands)	As of September 30, 2020
Remainder of 2020 (three months)	$622
2021	4,143
2022	4,225
2023	4,308
2024	4,390
2025	4,472
Thereafter	18,519
Total future minimum lease payments	40,679
Less: imputed interest	(9,275)
Total operating lease liabilities	$31,404

Deciphera Pharmaceuticals, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

The weighted-average remaining lease term and weighted-average discount rate of the Company's operating leases are as follows:

	As of September 30, 2020	As of December 31, 2019
Weighted-average remaining lease term in years	9.21	9.63
Weighted-average discount rate	5.60%	5.36%
Supplemental disclosure of cash flow information related to the Company's operating leases included in cash flows used in operating activities in the consolidated statement of cash flows is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Cash paid for amounts included in the measurement of operating lease liabilities	$618	$104	$2,024	$424
Operating lease liabilities arising from obtaining operating lease assets	$14,883	$142	$14,883	$142

5. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

(in thousands)	As of September 30, 2020	As of December 31, 2019
External research and development expenses	$31,354	$20,462
Payroll and related expenses	13,450	12,902
Professional fees	2,514	3,810
Revenue-related reserves	1,260	—
Other	363	1,542
Total accrued expenses and other current liabilities	$48,941	$38,716

6. Stock-Based Awards
The Company grants stock-based awards under its 2017 Stock Option and Incentive Plan (the 2017 Plan) and is authorized to issue common stock under its 2017 Employee Stock Purchase Plan (ESPP). The Company also has outstanding stock options under its 2015 Equity Incentive Plan but is no longer granting awards under this plan. As of September 30, 2020, 1,748,489 shares of common stock were available for issuance under the 2017 Plan. As of September 30, 2020, 1,409,433 shares of common stock were available for issuance to participating employees under the ESPP. The purchase price of common stock under the Company's 2017 ESPP, is equal to 85% of the lesser of (i) the fair market value per share of the common stock on the first business day of an offering period and (ii) the fair market value per share of the common stock on the purchase date. The fair value of the discounted purchases made under the Company's 2017 ESPP is calculated using the Black-Scholes valuation model. The fair value of the look-back provision plus the 15% discount is recognized as stock-based compensation expense in the consolidated statements of operations and comprehensive loss over the 6-month purchase period. Employees began participating in the ESPP program during the second quarter of 2020.
Stock-based compensation expense was classified in the consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Research and development expenses	$4,518	$1,992	$13,082	$5,474
Selling, general, and administrative expenses	5,310	2,737	14,349	9,591
Total stock-based compensation	$9,828	$4,729	$27,431	$15,065

Deciphera Pharmaceuticals, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

As of September 30, 2020, total unrecognized compensation cost related to the unvested share-based awards was $92.6 million, which is expected to be recognized over a weighted average of 2.7 years.
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
During the three and nine months ended September 30, 2020, the Company recorded $0.4 million and $1.7 million, respectively, of stock-based compensation expense related to vesting events associated with performance-based restricted stock units that became probable and were achieved during the second quarter of 2020. These expenses were classified as research and development expenses within the consolidated statements of operations and comprehensive loss.
7. Commitments and Contingencies
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
Purchase Commitments Associated with Commercial Supply Agreements
The Company has entered into commercial supply agreements related to the supply of QINLOCK that require the Company to make binding forecasts for a certain amount of purchases. The related cancellation clauses would as a general matter require the Company to pay the full amount of these binding forecasts. As of September 30, 2020, the Company's contractual commitments for such obligations were $7.9 million, which are primarily expected to be paid within one year.
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
Indemnification Agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and senior management that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of September 30, 2020 or December 31, 2019.

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
Overview
We are a biopharmaceutical company focused on discovering, developing, and commercializing important new medicines to improve the lives of people with cancer. We are leveraging our proprietary switch-control kinase inhibitor platform and deep expertise in kinase biology to develop a broad portfolio of innovative medicines. On May 15, 2020, QINLOCK was approved by the FDA for the treatment of adult patients with advanced GIST who have received prior treatment with three or more kinase inhibitors, including imatinib. QINLOCK is currently being investigated in a Phase 3 study for the treatment of patients with second-line GIST. In addition to QINLOCK, we are advancing multiple drug candidates from our platform in various stages of clinical development. We have used our platform to develop a diverse pipeline of tumor-targeted and immuno-targeted drug candidates designed to improve outcomes for patients with cancer by improving the quality, rate, and/or durability of their responses to treatment that includes our approved drug, QINLOCK, and two clinical-stage, one preclinical-stage, and ongoing research-stage programs. We wholly own QINLOCK and our drug candidates with the exception of a development and commercialization out-license agreement for QINLOCK in Greater China. We are preparing for a potential launch of QINLOCK in Europe and we have, and intend in the future to, enter into select distributor arrangements to offer QINLOCK to geographies where we do not intend to build a local presence, such as Australia and Canada.
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

In August 2020, we entered into an Open Market Sale Agreement℠ (the Sales Agreement) with Jefferies LLC (Jefferies), pursuant to which we may issue and sell shares of our common stock having aggregate offering proceeds of up to $200.0 million (the Shares) from time to time through Jefferies as our sales agent. Upon delivery of a placement notice and subject to the terms and conditions of the Sales Agreement, Jefferies may sell the Shares by any method permitted by law deemed to be an "at the market offering" as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. We may sell the Shares in amounts and at times to be determined by us from time to time subject to the terms and conditions of the Sales Agreement, but we have no obligation to sell any Shares under the Sales Agreement. We or Jefferies may suspend or terminate the offering of Shares upon notice to the other party and subject to other conditions. As of September 30, 2020, we had not made any sales of Shares pursuant to the Sales Agreement.
Prior to our IPO, we had funded our operations primarily with proceeds from the sales of preferred shares, proceeds from the issuance of convertible notes, payments received under a concluded collaboration agreement, borrowings under a repaid construction loan, and research and development grants from the Kansas Bioscience Authority (KBA).
Since our inception, we have incurred significant operating losses. Our ability to generate product revenues sufficient to achieve profitability will depend heavily on the successful commercialization of QINLOCK and the development and eventual commercialization of one or more of our drug candidates. Our net loss was $203.7 million for the nine months ended September 30, 2020 and $192.3 million for the year ended December 31, 2019. As of September 30, 2020 we had an accumulated deficit of $691.7 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We expect that our expenses and capital requirements will increase in connection with our ongoing activities, particularly as we:
•continue our commercial activities in support of the launch of QINLOCK for the treatment of adult patients with advanced GIST who have received prior treatment with three or more kinase inhibitors, including imatinib, in the U.S.;
•continue our Phase 1 clinical trial for QINLOCK;
•continue with our ongoing pivotal Phase 3 clinical trial of QINLOCK in second-line GIST;
•continue with our ongoing and planned clinical programs for DCC-3014 and rebastinib;
•prepare to file an IND and conduct potential development of DCC-3116;
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
•develop and expand our sales, marketing, and distribution capabilities for QINLOCK and any current or future drug candidates for which we obtain marketing approval, if any, including in Europe and other potential international capabilities; and
•expand our operational, financial, and management systems and increase personnel, including to support our clinical development and commercialization efforts and our operations as a public company, including international operations in Europe and other potential geographies.
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
As of September 30, 2020, we had cash, cash equivalents, and marketable securities of $584.3 million. We believe that our cash, cash equivalents, and marketable securities as of September 30, 2020, together with anticipated product revenues, but excluding any potential future milestone payments or other payments under our collaboration or license agreements, if any, will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2022. For additional information, please read the "Liquidity and Capital Resources" section included below.
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
In November 2020, we announced that we submitted and received validation of a marketing authorisation application (EU MAA) by the European Medicines Agency (EMA) for QINLOCK in fourth-line GIST in the European Union (EU). Validation of the EU MAA by the EMA confirms that the application is sufficiently complete for the EMA to begin its formal review process. In preparation for a potential European approval, we intend to establish a direct commercial presence in key European markets and build a targeted infrastructure to commercialize QINLOCK, if approved.
We currently expect to achieve our previously stated QINLOCK clinical milestone of full target enrollment in INTRIGUE, our ongoing Phase 3 study to evaluate QINLOCK compared to sunitinib in 426 patients in second-line GIST, in the fourth quarter of 2020.
At the Market Offering Program
In August 2020, we entered into the Sales Agreement with Jefferies, pursuant to which we may issue and sell shares of our common stock in "at-the-market" offerings having aggregate proceeds of up to $200.0 million from time to time through Jefferies as our sales agent. As of September 30, 2020, we had not made any sales pursuant to the Sales Agreement.
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

We are continuing to assess the long-term impact of COVID-19 on our business operations in an effort to mitigate interruption to our clinical programs, research efforts, commercial launch of QINLOCK, and other business activities and to ensure the safety and well-being of our employees, as well as the physicians and patients participating in our clinical studies. Because COVID-19 infections have been reported throughout the U.S. and worldwide, certain national, state, and local governmental authorities have issued orders, proclamations, and/or directives aimed at minimizing the spread of COVID-19. Although some of these restrictions were eased or lifted, in response to local surges and new waves of infection, some countries, states, and local governments have reinstituted these restrictions, and additional, more restrictive orders, proclamations, and/or directives may be issued in the future. In response to the COVID-19 pandemic, we have implemented precautionary measures to protect the health and safety of our employees, partners, and patients, including encouraging all employees, other than those engaged in laboratory research activities, to work-from-home, and requiring adherence to onsite occupancy limits and appropriate safety measures designed to comply with federal, state, and local guidelines.
Our ability to successfully launch, commercialize, and generate revenue from QINLOCK may be adversely affected by the impact of the COVID-19 pandemic. For example, limited hospital access for non-patients, social distancing requirements, and precautionary measures due to COVID-19 have impacted the ability of our sales personnel to interact in-person with customers. In response, we have implemented a virtual launch model, which may adversely affect the ability of our sales professionals to effectively market QINLOCK to physicians, which may have a negative impact on our sales and our market penetration. In addition, in the U.S. we are utilizing various programs to help patients afford our products, including patient assistance programs for eligible patients. Market disruption and rising unemployment caused by the COVID-19 pandemic may lead to increased utilization of our patient assistance programs, which could reduce revenues.
In addition, we continue to actively monitor risks associated with potential interruptions to our clinical studies due to the impact of COVID-19 and are in frequent communication with clinical study sites and contract research organizations (CROs). Some clinical trial sites have maintained or reinstituted restrictions on site visits by sponsors and CROs, initiation of new trials, patient visits, and new patient enrollment as a result of COVID-19. While all of our studies remain open for enrollment, we have provided guidance to our clinical trial sites that new patient enrollment may occur at sites where resources allow these patients to be safely enrolled and closely monitored and enrollment has slowed at, or has been or may in the future be temporarily paused for new patients in some sites. In addition, we continue to work closely with our study sites and CROs to allow for utilization of remote and local assessments, such as televisits, in accordance with FDA guidance, as well as to ensure availability of study drug for patients. While study activities are continuing in the clinical trials we have underway in sites across the globe, and although some of these restrictions have been eased or lifted, we cannot guarantee that COVID-19 precautions, either now or in the future, or the impact of the pandemic, will not directly or indirectly affect the expected timelines for some of our clinical trials.
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
On May 15, 2020, QINLOCK was approved by the FDA for the treatment of adult patients with advanced GIST who have received prior treatment with three or more kinase inhibitors, including imatinib. Following the FDA approval of QINLOCK, in May 2020, we commenced commercial sales of QINLOCK in the U.S. and began generating product revenue. We may generate revenue in the future from a combination of product sales or payments from collaboration, distribution, or any potential additional license agreements that we may enter into with third parties. We expect that our revenue in the near future will be derived primarily from sales of QINLOCK in the U.S. and, payments, if any, made under the license (the Zai License Agreement) and supply (the Zai Supply Agreement) agreements we entered into with Zai in June 2019 and February 2020, respectively, as well as any collaborations, distributor arrangements, or additional license agreements that we may enter into in the future. We cannot provide assurance as to the timing of future milestone or royalty payments or that we will receive any of these payments at all. We cannot provide assurance as to when or to what extent we will generate revenue from the commercialization of QINLOCK or if, when, or to what extent we will generate revenue from the commercialization and sale of our drug candidates for which we receive marketing approval, if any. We may never succeed in obtaining regulatory approval for any of our drug candidates other than QINLOCK.
Net Product Revenues
Following the FDA approval of QINLOCK in May 2020, we commenced commercial sales of QINLOCK in the U.S. and began generating product revenue. As of September 30, 2020, the Company's only source of product revenues were from the sales of QINLOCK. Product revenues are recorded net of estimates of variable consideration. Please read Note 1, Nature of the Business and Summary of Significant Accounting Policies, of these consolidated financial statements for further details of the reserves recorded for variable considerations.
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
As of September 30, 2020, QINLOCK had not received regulatory approval in the Territory, and it is not possible to estimate when, or if, we may receive royalty payments or commercial milestones under the Zai License Agreement.
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
Cost of sales for newly launched products, such as QINLOCK, will not be significant until the initial pre-launch inventory is depleted, and additional inventory is manufactured and sold. As a result, the gross margin on sales of QINLOCK for the three and nine months ended September 30, 2020 was enhanced by the use of active pharmaceutical ingredients and components that were previously expensed as research and development expenses prior to the launch of QINLOCK.
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
•the cost of consultants and contract manufacturing organizations (CMOs) that manufacture drug products for use in our preclinical studies and clinical trials as well as all expenses associated with the pre-launch manufacturing of commercial inventory for QINLOCK prior to FDA approval; and
•facilities, depreciation, and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance, supplies, and technology-related costs.
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
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses consist primarily of salaries and related costs, including stock-based compensation for personnel in executive, legal, finance, commercial, and administrative functions. Selling, general, and administrative expenses also include direct and allocated facility- and technology-related costs as well as professional fees for legal, patent, consulting, accounting, and audit services.
We anticipate that our selling, general, and administrative expenses will increase as we continue to support the commercial launch of QINLOCK in the U.S., our continued research activities and development of our drug and drug candidates, the establishment of a targeted commercial infrastructure in key European markets, and the potential launch of QINLOCK in Europe, if approved. We also anticipate that we will continue to incur increased accounting, audit, legal, regulatory, compliance, and investor and public relations expenses associated with growth of the business and continued operations as a public company.
Other Income (Expense)
Interest and Other Income, net
Interest income consists of interest earned on our cash, cash equivalents, and marketable securities balances. Other income, net, consists of insignificant amounts of miscellaneous income and expenses unrelated to our core operations.
Interest Expense
Interest expense for the three and nine months ended September 30, 2019 consisted of interest expense associated with a previously outstanding construction loan from a related party. We anticipate that we will not have interest expense in 2020 as the outstanding balance of notes payable to a related party was repaid in December 2019.
Income Taxes
On October 2, 2017, immediately prior to the completion of our IPO, we engaged in a series of transactions whereby Deciphera Pharmaceuticals, LLC became a wholly owned subsidiary of Deciphera Pharmaceuticals, Inc., a Delaware corporation (the Conversion). Prior to the Conversion, we were treated as a partnership for tax purposes and had not been subject to U.S. federal or state income taxation. Upon the Conversion, we became subject to typical corporate U.S. federal and state income taxation; however, we do not have net operating loss carryforwards from periods prior to October 2, 2017 available to offset taxable income earned in future periods in which we will be treated as a corporation.
Consistent with our income tax disclosures described under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations—Components of Our Results of Operations" in our Form 10-K for the year ended December 31, 2019 on file with the SEC, as of September 30, 2020, we have not recorded any U.S. federal or state income tax benefits for either the net losses we have incurred or our earned research and orphan drug credits, due to the uncertainty of realizing a benefit from those items in the future.
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
Except for our product revenues policy, which is described below, for a description of our critical accounting policies, please see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates" in our Form 10-K for the year ended December 31, 2019 on file with the SEC. Other than for product revenue, there have been no significant changes to our critical accounting policies since December 31, 2019.

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
These reserves are based on estimates of the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable (if the amount is payable to our customer) or a liability (if the amount is payable to a party other than our customer). Our estimates of reserves established for variable consideration are calculated based upon a consistent application of the expected value method, which is the sum of probability-weighted amounts in a range of possible consideration amounts. These estimates reflect our historical experience, current contractual and statutory requirements, specific known market events and trends, industry data, forecasted customer buying, and payment patterns. The amount of variable consideration that is included in the transaction price may be subject to constraint and is included in net product revenues only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration received may ultimately differ from our estimates. If actual results vary, we adjust these estimates, which could have an effect on earnings in the period of adjustment.
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

Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2020 and 2019
The following table summarizes our results of operations for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Revenues:
Product revenues, net	$15,164	$—	$19,989	$—
Collaboration revenues	285	—	2,612	25,000
Total revenues	15,449	—	22,601	25,000
Cost and operating expenses:
Cost of sales	90	—	98	—
Research and development	49,213	40,374	146,682	110,974
Selling, general, and administrative	30,143	17,979	84,012	44,379
Total cost and operating expenses	79,446	58,353	230,792	155,353
Loss from operations	(63,997)	(58,353)	(208,191)	(130,353)
Other income (expense):
Interest and other income, net	296	2,174	4,442	5,368
Interest expense	—	(17)	—	(55)
Total other income (expense), net	296	2,157	4,442	5,313
Net loss	$(63,701)	$(56,196)	$(203,749)	$(125,040)
Revenues
Net Product Revenues
As of September 30, 2020, the Company's only source of product revenues were from the sales of QINLOCK. For the three months ended September 30, 2020, product revenues were $15.2 million, which consisted of $14.7 million of revenues in the U.S. and $0.5 million of revenues in the rest of the world. For the nine months ended September 30, 2020, product revenues were $20.0 million, which consisted of $19.5 million of revenues in the U.S. and $0.5 million of revenues in the rest of the world.
Collaboration Revenues
For the three months ended September 30, 2020 compared to the same period in 2019, collaboration revenues increased $0.3 million due to $0.1 million for reimbursable costs under the Zai License Agreement and $0.2 million for external manufacturing services provided under the Zai Supply Agreement.
For the nine months ended September 30, 2020 compared to the same period in 2019, collaboration revenues decreased $22.4 million, primarily driven by the recognition of up-front and development milestone payments of $20.0 million and $5.0 million, respectively, associated with the Zai License Agreement in the second quarter of 2019 as compared to the recognition of a $2.0 million development milestone payment associated with the Zai License Agreement in the second quarter of 2020. The decrease in upfront and milestone payments were partially offset by revenue increases during the nine months ended September 30, 2020 compared to the same period in 2019 for reimbursable costs under the Zai License Agreement and for external manufacturing services provided under the Zai Supply Agreement, which were $0.2 million and $0.4 million, respectively, during the nine months ended September 30, 2020.
Cost of Sales
Cost of sales were $0.1 million for the three and nine months ended September 30, 2020 and were primarily related to packaging, labeling, shipping, and distribution costs associated with sales of QINLOCK. External manufacturing costs associated with QINLOCK inventory prior to FDA approval were previously expensed as research and development expenses and, therefore, are not included in cost of sales during the three and nine months ended September 30, 2020.

We expect our cost of sales for QINLOCK to increase as a percentage of net sales in future periods as we continue to produce inventory for future sales, which will reflect the full cost of manufacturing, and then sell such inventory.
Operating Expenses
Research and Development Expenses
QINLOCK
For the three and nine months ended September 30, 2020 compared to the same periods in 2019, research and development expenses related to QINLOCK decreased primarily as a result of decreases in clinical trial expenses of $4.0 million and $4.6 million, respectively. Clinical trial expenses for QINLOCK decreased primarily as a result of decreased costs associated with our pivotal Phase 3 trial in fourth-line and fourth-line plus GIST, INVICTUS, which we initiated in January 2018 and announced top-line results from in August 2019. In addition, clinical trial expenses decreased due to decreased costs associated with our ongoing Phase 1 trial of QINLOCK and decreased costs associated with clinical pharmacology studies. These decreases were partially offset by increased costs related to our pivotal Phase 3 trial in second-line GIST, INTRIGUE, which we initiated in December 2018.

DCC-3014
For the three and nine months ended September 30, 2020 compared to the same periods in 2019, expenses related to our DCC-3014 program increased primarily as a result of increases in clinical trial expenses of $1.4 million and $3.1 million, increases in manufacturing costs of $1.1 million and $2.4 million, and increases in preclinical costs of $0.2 million and $1.3 million, respectively. The increases in clinical trial expenses were primarily due to our ongoing dose escalation Phase 1 trial of DCC-3014 to assess the safety, tolerability, pharmacokinetics, and pharmacodynamics in patients with advanced malignancies and tenosynovial giant cell tumor (TGCT). Manufacturing costs for the DCC-3014 program increased as a result of increased activities to support clinical trials. The increases in preclinical costs were primarily due to ongoing studies.
Rebastinib
For the three and nine months ended September 30, 2020 compared to the same periods in 2019, expenses related to our rebastinib program increased primarily as a result of increases in clinical trial expenses of $1.1 million and $3.5 million and manufacturing costs of $0.1 million and $1.8 million, respectively. The increases in clinical trial expenses were primarily due to our Phase 1b/2 trial of rebastinib in combination with paclitaxel, which we initiated in October 2018 and moved to Part 2 of the Phase 1b/2 trial in the second quarter of 2019, and our second Phase 1b/2 clinical trial of rebastinib in combination with carboplatin, which we initiated in January 2019 and moved to Part 2 of the Phase 1b/2 trial in January 2020. Manufacturing costs for the rebastinib program increased as a result of increased activities to support clinical trials.
DCC-3116
For the nine months ended September 30, 2020 compared to the same period in 2019, expenses related to our DCC-3116 program increased primarily as a result of increased preclinical activities, including IND-enabling studies, related to this drug candidate, which we announced as an addition to our pipeline in June 2019.
Unallocated Expenses
For the three and nine months ended September 30, 2020 compared to the same periods in 2019, the increase in unallocated research and development expenses was related to personnel-related costs and preclinical and other costs. For the three and nine months ended September 30, 2020 compared to the same periods in 2019, the increase in personnel-related costs was primarily due to an increase in headcount and stock-based compensation expense in our research and development functions. Stock-based compensation expense was $4.5 million and $2.0 million during the three months ended September 30, 2020 and 2019, respectively, and $13.1 million and $5.5 million during the nine months ended September 30, 2020 and 2019, respectively. The increase in stock-based compensation expense was primarily related to headcount increases and increased valuations of share-based awards granted to our employees as well as $0.4 million and $1.7 million of expenses incurred during the three and nine months ended September 30, 2020, respectively, related to the achievement of vesting events associated with performance-based restricted stock units during the second quarter of 2020. For the three and nine months ended September 30, 2020 compared to the same periods in 2019, the increases in preclinical and other costs were primarily due to an increase in preclinical research activities of $2.0 million and $1.3 million, respectively.
We expect research and development expenses will increase modestly in the fourth quarter of 2020 as compared to the first nine months of 2020 as we continue to support clinical and development activities.
Selling, General, and Administrative Expenses
For the three and nine months ended September 30, 2020 compared to the same periods in 2019, the increase in selling, general, and administrative expenses was related to personnel-related costs, professional and consultant fees, and facility related and other costs. For the three and nine months ended September 30, 2020 compared to the same periods in 2019, the increase in personnel-related costs was primarily a result of increases in headcount in our selling, general, and administrative functions. Personnel-related costs included stock-based compensation expense of $5.3 million and $2.7 million during the three months ended September 30, 2020 and 2019, respectively, and $14.3 million and $9.6 million during the nine months ended September 30, 2020 and 2019, respectively. The increase in stock-based compensation expense was primarily related to increased headcount and increased valuations of share-based awards granted to our employees. These increases in stock-based compensation were partially offset by the modification of stock options pursuant to the transition agreement with our former President and Chief Executive Officer during the nine months ended September 30, 2019 resulting in expense of $2.4 million. The increase in professional and consultant fees was primarily due to an increase in various advisory fees, including those related to commercialization preparedness and launch of QINLOCK. The increase in facility related and other costs was primarily due to increased expenses associated with our new headquarters that commenced in October 2019 and technology-related costs to support the growth of our business.

We expect selling, general, and administrative expenses will increase modestly in the fourth quarter of 2020 as compared to the first nine months of 2020 as we continue to support the commercial launch of QINLOCK.
Interest and Other Income, Net
For the three and nine months ended September 30, 2020 compared to the same periods in 2019, the decreases in interest and other income, net, was primarily due to decreases in interest income earned on our cash equivalents and marketable securities associated with our holdings of lower yield investments during the three and nine months ended September 30, 2020.
Liquidity and Capital Resources
Since our inception, we have incurred significant operating losses. We have generated limited revenue to date from our product sales, license and supply agreements with Zai, a concluded collaboration agreement, and research and development grants from the KBA. On May 15, 2020, QINLOCK was approved by the FDA for the treatment of adult patients with advanced GIST who have received prior treatment with three or more kinase inhibitors, including imatinib. Following the FDA approval of QINLOCK, in May 2020, we commenced commercial sales of QINLOCK in the U.S. and began generating product revenue. In June 2020, QINLOCK was authorized for sale in Canada by Health Canada for the treatment of adult patients with advanced GIST who have received prior treatment with imatinib, sunitinib, and regorafenib. In July 2020, the Australian TGA approved QINLOCK for the treatment of adult patients with advanced GIST who have received prior treatment with three or more kinase inhibitors, including imatinib. We have not obtained marketing approval for QINLOCK in any other jurisdictions or for any additional indications. As of September 30, 2020, our product revenues were primarily derived from sales of QINLOCK in the U.S. We do not expect to generate revenue from sales of any drug candidates in the near future, if at all, unless and until we obtain marketing approval for, and begin to sell, such drug candidates.
Since October 2017, when we completed the IPO of our common stock, we have issued and sold 29,203,017 shares of common stock through our initial public offering and subsequent follow-on offerings, resulting in net proceeds of $930.1 million after deducting underwriting discounts and commissions and other offering expenses.
For further details on our recent follow-on offering in February 2020 and the Sales Agreement we entered into with Jefferies in August 2020, please read the "Overview" section included above.
Cash Flows
As of September 30, 2020, our principal sources of liquidity were cash, cash equivalents, and marketable securities of $584.3 million.
The following table summarizes our sources and uses of cash and cash equivalents for each of the periods presented:

	Nine Months Ended September 30,
(in thousands)	2020	2019
Cash flows used in operating activities	$(190,555)	$(93,463)
Cash flows used in investing activities	(17,620)	(462,202)
Cash flows provided by financing activities	199,009	435,613
Net increase (decrease) in cash and cash equivalents	$(9,166)	$(120,052)
Operating Activities
During the nine months ended September 30, 2020, operating activities used $190.6 million of cash, primarily resulting from our net loss of $203.7 million and cash used in changes in our operating assets and liabilities of $15.9 million, partially offset by net non-cash charges of $29.1 million, primarily resulting from share-based compensation expense of $27.4 million. Net cash used in changes in our operating assets and liabilities for the nine months ended September 30, 2020 primarily consisted of a $11.8 million increase in accounts receivable, a $9.9 million decrease in accounts payable, and a $2.5 million increase in inventory, partially offset by a $8.3 million increase in accrued expenses and other current liabilities. Increases in accounts receivable were primarily associated with sales of QINLOCK beginning in May 2020. Inventory increases were associated with the build-up and commencement of capitalization of inventory to support commercial sales of QINLOCK following the FDA approval of QINLOCK in the second quarter of 2020. Changes in accounts payable and accrued expenses and other current liabilities were generally due to the timing of vendor invoicing and payments.

During the nine months ended September 30, 2019, operating activities used $93.5 million of cash, primarily resulting from our net loss of $125.0 million, partially offset by cash provided by changes in our operating assets and liabilities of $18.0 million and net non-cash charges of $13.6 million, primarily resulting from share-based compensation expense of $15.1 million. Net cash used by changes in our operating assets and liabilities for the nine months ended September 30, 2019 consisted primarily of an $18.5 million increase in accounts payable and accrued expenses and other liabilities. Changes in accounts payable and accrued expenses and other current liabilities were generally due to growth in our business.
Investing Activities
During the nine months ended September 30, 2020, investing activities used $17.6 million of cash, consisting of $12.1 million for the net purchases of marketable securities, $4.9 million to purchase property and equipment, and an increase in our restricted investments by $0.6 million to increase our Company credit card limit to support the growth of our business in the first quarter of 2020.
During the nine months ended September 30, 2019, investing activities used $462.2 million of cash, consisting of $458.6 million for the net purchases of marketable securities, $3.2 million to purchase property and equipment, and an increase in our restricted investments by $0.4 million to secure a Company credit card.
Financing Activities
During the nine months ended September 30, 2020, net cash provided by financing activities was $199.0 million, consisting of proceeds from our follow-on public offering in February 2020, net of underwriting discounts and commissions, of $189.0 million and the exercise of stock options of $10.6 million, partially offset by $0.7 million of payments of offering costs.
During the nine months ended September 30, 2019, net cash provided by financing activities was $435.6 million, primarily consisting of proceeds from our follow-on public offering in the third quarter of 2019, net of underwriting discounts and commissions, of $432.4 million and the exercise of stock options of $3.7 million, partially offset by $0.4 million of payments of offering costs.
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
•the costs and timing of commercialization activities, including product manufacturing, marketing, sales, and distribution, for QINLOCK, including our planned commercial launch of QINLOCK in Europe, if approved, and any of our drug candidates for which we obtain marketing approval;
•the legal and patent costs involved in prosecuting patent applications and enforcing patent claims and other intellectual property claims; and
•the terms and timing of any collaboration, license, distribution, or other arrangement, including the terms and timing of any upfront, milestone, and/or royalty payments thereunder.

We believe that our cash, cash equivalents, and marketable securities as of September 30, 2020 of $584.3 million, together with anticipated product revenues, but excluding any potential future milestone payments or other payments under our collaboration or license agreements, if any, will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2022. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.
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
Contractual Obligations and Commitments
We have entered into commercial supply agreements related to the supply of QINLOCK that require us to make binding forecasts for a certain amount of purchases. The related cancellation clauses would as a general matter require us to pay the full amount of these binding forecasts. As of September 30, 2020, our contractual commitments for such obligations were $7.9 million, which are primarily expected to be paid within one year.
As of September 30, 2020, there have been no other material changes to our contractual obligations and commitments outside the ordinary course of business from those that were presented in our Form 10-K for the year ended December 31, 2019, which primarily consisted of our obligations under non-cancellable operating leases.
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
Item 3.    Quantitative and Qualitative Disclosures about Market Risk.
Our cash, cash equivalents, and marketable securities as of September 30, 2020 consisted of cash, money market funds, and U.S. government securities. The primary objectives of our investment activities are to preserve principal, provide liquidity, and maximize income without significantly increasing risk. We have policies requiring us to invest in high-quality issuers, limit our exposure to any individual issuer, and ensure adequate liquidity. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of interest rates. Because of the general short-term nature of the instruments in our portfolio, we believe that a sudden change in market interest rates would not be expected to have a material impact on our financial position or results of operations. A potential change in fair value for interest rate sensitive instruments, which include marketable securities, has been assessed on a hypothetical 100 basis point adverse movement across all maturities. As of September 30, 2020, we estimate that such hypothetical 100 basis point adverse movement would result in a hypothetical loss in fair value of approximately $4.7 million to our interest rate sensitive instruments.
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
Inflation generally affects us by increasing our cost of labor, clinical trial, and manufacturing costs. We do not believe that inflation had a material effect on our business, financial condition, or results of operations during the three and nine months ended September 30, 2020 and 2019.
Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Investment in pharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We were formed and commenced operations in 2003. Other than QINLOCK, we have no approved products for commercial sale and have not generated substantial revenue from product sales. We continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we have never been profitable and have incurred losses in each year since inception. For the nine months ended September 30, 2020 and the year ended December 31, 2019, we reported a net loss of $203.7 million and $192.3 million, respectively. As of September 30, 2020, we had an accumulated deficit of $691.7 million.
Since our inception, we have focused substantially all of our efforts and financial resources on developing our proprietary compound library, including, without limitation, the preclinical and clinical development of QINLOCK and our drug candidates and, more recently, establishing a commercial infrastructure. On May 15, 2020, QINLOCK was approved by the FDA for the treatment of adult patients with advanced GIST who have received prior treatment with three or more kinase inhibitors, including imatinib. We are also developing QINLOCK for the treatment of second-line GIST. Except for QINLOCK, all of our drug candidates, including DCC-3014, rebastinib, and DCC-3116 are still in preclinical and clinical development. To date, we have not generated substantial revenue from the product sales of QINLOCK and have funded our operations primarily with proceeds from the sales of our common stock in public offerings, sales of preferred shares, proceeds from the issuance of convertible notes, payments received under a concluded collaboration agreement, upfront and milestone payments received under our license agreement with Zai, borrowings under a repaid construction loan, and research and development grants from the KBA. Since our inception, we received an aggregate of $1.2 billion in net proceeds from such transactions. As of September 30, 2020, our cash, cash equivalents, and marketable securities were $584.3 million.
We expect to incur operating losses for the foreseeable future, particularly as we commercialize QINLOCK and advance development of our drug and drug candidates. Our prior losses, combined with expected future losses, have had, and will continue to have, an adverse effect on our stockholders' equity and working capital. We expect to incur significant research and development expenses in connection with our ongoing and additional clinical trials for QINLOCK, DCC-3014, and rebastinib, our planned clinical trials for DCC-3116, and development of any other future drug candidates we may choose to pursue. In addition, we will incur significant sales, marketing, and outsourced manufacturing costs and expenses in connection with the commercialization of QINLOCK and any other approved drugs in the future. We expect to incur costs associated with preparations for commercial activities in Europe in connection with potential marketing approval for QINLOCK in Europe. We have and will also continue to incur additional costs associated with operating as a public company. As a result, we expect to continue to incur operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing and commercializing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.
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
•subject to obtaining favorable results from our Phase 3 trial for QINLOCK for the treatment of second-line GIST, complete all requirements for the submission of a supplemental NDA, and apply for and obtain marketing approval;
•obtain marketing approval for the EU MAA submitted to the EMA for QINLOCK;
•continue to maintain and expand commercial manufacturing capabilities or make further arrangements with third-party manufacturers for clinical supply and commercial manufacturing of QINLOCK and our drug candidates;
•commercialize QINLOCK by deploying a sales force and marketing QINLOCK in the U.S. and, if approved, in Europe and, either ourselves or through third parties, in other jurisdictions where we receive approval including Canada and Australia, assisting our licensee, Zai, in its efforts to develop and, if approved, commercialize QINLOCK in Greater China, and/or entering into additional license and/or collaboration agreements and/or distribution arrangements with third parties;
•obtain, maintain, protect, and defend our intellectual property portfolio; and
•achieve and maintain market acceptance of QINLOCK, or any current or future drug candidate for which we receive marketing approval, in the medical community and with third-party payors.
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
We expect to incur significant expenses in connection with our ongoing activities, particularly as we commercialize QINLOCK and advance additional indications for QINLOCK, and our drug candidates, DCC-3014, rebastinib, and DCC-3116, and seek to identify lead drug candidates in our discovery programs. We expect increased expenses as we continue our research and development and initiate additional clinical trials and establish arrangements with third parties for the manufacture of clinical supplies of and seek marketing approval for our drug candidates. In addition, we expect to incur significant commercialization costs and expenses related to product manufacturing, marketing, sales, and distribution of QINLOCK, including preparations for a commercial launch in Europe, if approved, and any current or future drug candidate for which we receive marketing approval. Furthermore, we expect to continue to incur costs associated with operating as a public company.
Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed, or on attractive terms, we could be forced to delay, reduce, or eliminate our research or drug development programs or our commercialization efforts.
We believe that our cash, cash equivalents, and marketable securities as of September 30, 2020, together with anticipated product revenues, but excluding any potential future milestone payments or other payments under our collaboration or license agreements, if any, will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2022. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.
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
•the costs, timing, and outcome of regulatory review of our drug candidates and for QINLOCK for additional indications or in additional geographies, including Europe;
•the costs and timing of commercialization activities, including product manufacturing, marketing, sales, and distribution, for QINLOCK and any of our drug candidates for which we obtain marketing approval, as well as infrastructure costs in the U.S. and Europe, and in other jurisdictions where we may seek marketing approval and choose to sell or enter into distribution arrangements;
•the revenue, if any, received from commercial sales of QINLOCK and our drug candidates for which we obtain marketing approval, if any;
•the achievement of milestones or occurrence of other developments that trigger payments, including, without limitation, milestone or royalty payments, to us under our license agreement with Zai or any collaboration, distribution, or other license agreements that we have entered into or may enter into in the future, if any;
•the costs and timing of preparing, filing, and prosecuting any patent applications, maintaining and enforcing our intellectual property rights, and defending any intellectual property-related claims;
•our ability to establish additional license, distributor, and/or collaboration arrangements with other biotechnology or pharmaceutical companies on favorable terms, if at all, for the development or commercialization of our drug candidates; and
•the extent to which we acquire or in-license drug candidates, technologies, and associated intellectual property rights.
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
We commenced operations in 2003. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, conducting research and development, filing patents, identifying potential drug candidates, undertaking preclinical studies, initiating and conducting clinical trials, establishing arrangements with third parties for the manufacture of our drug and drug candidates, and establishing a commercial infrastructure. On May 15, 2020, QINLOCK was approved by the FDA for the treatment of adult patients with advanced GIST who have received prior treatment with three or more kinase inhibitors, including imatinib. We are also developing QINLOCK for the treatment of second-line GIST. All of our drug candidates are still in clinical trials or preclinical development.
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
In addition, as a growing business entering into new stages of pharmaceutical development, we may encounter unforeseen expenses, difficulties, complications, delays, and other known and unknown factors. We are in the early stages of transitioning from a company with a research and development focus to a company supporting commercial activities and we have limited experience with activities designed to conduct large-scale sales, marketing, and distribution activities necessary for successful product commercialization. While these efforts are underway, some of the activities are in the early stages and all are subject to numerous risks and uncertainties; accordingly, there can be no assurance that we will be successful in such a transition.
Risks Related to Commercialization
Our business depends heavily on our ability to successfully commercialize QINLOCK in the U.S. and in other jurisdictions where we may obtain marketing approval, including Europe. There is no assurance that our commercialization efforts with respect to QINLOCK will be successful or that we will be able to generate revenues at the levels or on the timing we expect, or at levels or on the timing necessary to support our goals.
To date, we have not generated substantial revenues from the sale of products. On May 15, 2020, QINLOCK was approved by the FDA for the treatment of adult patients with advanced GIST who have received prior treatment with three or more kinase inhibitors, including imatinib. Our business currently depends heavily on our ability to successfully commercialize QINLOCK as a treatment for GIST in the U.S. and in other jurisdictions where we may obtain marketing approval, including Europe. We may never be able to successfully commercialize the product or meet our expectations with respect to revenues. We have never marketed, sold, or distributed for commercial use any pharmaceutical product other than QINLOCK, with respect to which we only recently began commercial sales. There is no guarantee that the infrastructure, systems, processes, policies, relationships, and materials we have built for the launch and commercialization of QINLOCK in the U.S. in GIST, or that we may build in Europe, will be sufficient for us to achieve success at the levels we expect.
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
•the ability of our third-party manufacturer(s) to manufacture commercial supplies of QINLOCK at acceptable costs, to remain in good standing with regulatory agencies, and to maintain commercially viable manufacturing processes that are, to the extent required, compliant with current good manufacturing practice (cGMP) regulations;
•our ability to remain compliant with laws and regulations that apply to us and our commercial activities;
•FDA-mandated package insert requirements and successful completion of any related FDA post-marketing requirements;
•the actual market size for QINLOCK, which may be different than expected;
•the length of time that patients who are prescribed our drug remain on treatment;
•our ability to obtain marketing approval for QINLOCK in Europe;
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
•our ability to effectively compete with other therapies; and
•our ability to maintain, enforce, and defend third party challenges to our intellectual property rights in and to QINLOCK.
Any of these issues could impair our ability to successfully commercialize the product or to generate substantial revenues or profits or to meet our expectations with respect to the amount or timing of revenues or profits. Any issues or hurdles related to our commercialization efforts may materially adversely affect our business, results of operations, financial condition, and prospects. There is no guarantee that we will be successful in our launch or commercialization efforts with respect to QINLOCK. We may also experience significant fluctuations in sales of QINLOCK from period to period and, ultimately, we may never generate sufficient revenues from QINLOCK to reach or maintain profitability or sustain our anticipated levels of operations. Any inability on our part to successfully commercialize QINLOCK in the U.S., and any other international markets where it may subsequently be approved, including Europe, or any significant delay, could have a material adverse impact on our ability to execute upon our business strategy.
We have limited experience as a commercial company and the marketing and sale of QINLOCK or any future approved drugs may be unsuccessful or less successful than anticipated.
While we have initiated the commercial launch of QINLOCK in the U.S., and are preparing for the launch of QINLOCK in Europe, if approved, we have limited experience as a commercial company and there is limited information about our ability to successfully overcome many of the risks and uncertainties encountered by companies commercializing drugs in the biopharmaceutical industry. To execute our business plan, in addition to successfully marketing and selling QINLOCK, we will need to successfully:

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
We have scaled up our manufacturing process for QINLOCK in anticipation of greater drug requirements for commercialization. We do not currently own or operate manufacturing facilities for the production of QINLOCK or any drug candidates that may be approved in the future. We rely on sole source third-party suppliers to manufacture and supply QINLOCK which may not be able to produce sufficient inventory to meet commercial demand in a cost-efficient, timely manner, or at all. Our third-party suppliers may not be required to, or may be unable to, provide us with any guaranteed minimum production levels or have sufficient dedicated capacity for our drug. As a result, there can be no assurances that we will be able to obtain sufficient quantities of QINLOCK or any drug candidates that may be approved in the future, which could have a material adverse effect on our business as a whole.
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
The precise incidence and prevalence for GIST, TGCT, and other indications we are exploring, are unknown. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our drug or drug candidates, are based on estimates, which are inherently uncertain.
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
•our ability (and the ability of our partners) to offer our products for sale at competitive prices;
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
•support from patient advocacy groups;
•maintaining an acceptable safety profile of our approved drug and drug candidates following approval;
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
If we and/or our partners are unable to maintain and further develop sales and marketing capabilities, we or our partners may not be successful in commercializing QINLOCK, or any of our drug candidates if and when they are approved, and we may not be able to generate substantial revenue.
We have only recently established our sales and marketing infrastructure in the U.S., and are in the early stages of building our commercial capabilities in Europe, and currently have only limited experience in the sale, marketing, or distribution of biopharmaceutical products. To achieve commercial success for QINLOCK or any other product for which we obtain marketing approval, we will need to successfully maintain and expand our sales, marketing, and distribution capabilities, either ourselves or through collaboration, licensing, distribution, or other arrangements with third parties. In addition, our licensee for QINLOCK for Greater China is building a sales and marketing infrastructure but currently has limited experience in sales, marketing, and distribution of a commercial product.
We have built our own focused, specialized sales and marketing organization in the U.S. and are beginning to build commercial capabilities in Europe. In addition to our existing QINLOCK license to Zai for Greater China, we have executed, and intend to seek additional, distribution arrangements in select geographies where we choose not to establish a sales presence to support the commercialization of QINLOCK or our drug candidates for which we obtain marketing approval and that can be commercialized through such arrangements.
There are risks involved with establishing our own sales and marketing capabilities. For example, recruiting and training a sales force is expensive and time-consuming and could delay any product launch. If the commercial launch of QINLOCK in Europe is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. These efforts are expected to be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel. We will need to commit significant management and other resources to maintain and grow our commercial organization. We may not be able to achieve the necessary development and growth in a cost-effective manner or realize a positive return on our investment. We will also have to compete with other companies to recruit, hire, train, and retain sales and marketing personnel. We cannot be sure that we will be able to recruit, hire, train, and retain a sufficient number of sales representatives or that they will be effective at promoting QINLOCK or any future approved drugs.
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
As a result of any potential partnerships in markets outside of the U.S. or Europe, or if we are unable to successfully establish our own sales and marketing capabilities in the U.S. or Europe and instead enter into arrangements with third parties to perform these services, our product revenues and our profitability, if any, are likely to be lower than if we were to market and sell any products that we develop ourselves. In addition, we may not be successful in entering into arrangements with third parties to market and sell our drug or may be unable to do so on terms that are acceptable to us. We likely will have little control over such third parties, and any of these third parties may fail to devote the necessary resources and attention to develop (as necessary in the relevant jurisdiction), sell, and market our products effectively. If we do not maintain and expand our sales and marketing capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing QINLOCK or any of our drug candidates for which we receive marketing approval. In the event that we are unable to effectively deploy our sales organization or distribution strategy on a timely and efficient basis, if at all, the commercialization of QINLOCK and our drug candidates, if approved, could be delayed which would negatively impact our ability to generate product revenues.
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
Specifically, there are a large number of pharmaceutical and biotechnology companies developing or marketing treatments for cancer that would be competitive with QINLOCK and the drug candidates we are developing, if such drug candidates are approved. Many of these companies are developing cancer therapeutics that are also kinase inhibitors. Although there are currently marketed drugs that have activity in GIST through their targeting of primary and secondary KIT mutants, other than avapritinib for GIST PDGFRα exon 18 mutations only, no currently marketed drug directly targets certain secondary resistance mutations in KIT and PDGFRα, and no currently marketed drug provides coverage of all KIT and PDGFRα mutants. With respect to QINLOCK, there are a number of large pharmaceutical companies and biotechnology companies marketing small molecule drugs or biologic drugs for the treatment of GIST, including Blueprint Medicines Corporation (Blueprint), Novartis AG (Novartis), Pfizer, Inc. (Pfizer), and Bayer AG. We are also aware of pharmaceutical and biotechnology companies developing drugs for the treatment of GIST including AB Sciences S.A., Arog Pharmaceuticals, Inc., Blueprint, Chia Tai Tianqing Pharmaceutical Group CO., LTD, Cogent Biosciences, Inc. (formerly known as Unum Therapeutics Inc.), Daiichi Sankyo Company (Daiichi), Limited, Exelixis, Inc., Immunicum AB, Jiangsu HengRui, Inc., Ningbo Tai Kang Medical Technology Co. Ltd., Novartis, Taiho Pharmaceutical Co. Ltd, and Xencor, Inc. Some of these competitors are further along in their clinical development programs than we are in ours. Further, there are numerous companies marketing or developing antibodies and small molecules targeting colony stimulating factor 1 receptor (CSF1R) inhibitors that we are seeking to target with our DCC-3014 program, including Abbisko Therapeutics Co., Ltd., Celleron Therapeutics, Daiichi, and LifeMax Laboratories, Inc. In addition, while we believe that rebastinib, a TIE2 inhibitor, is a novel molecule, we believe we may face competition from drug candidates in clinical trials that are not TIE2 inhibitors, including small molecule drug candidates in clinical trials from Clovis Oncology, Inc., Eisai Co., Ltd., and Novartis, and antibody therapeutics from AstraZeneca PLC, ImmunoGen, Inc., Roche Holding Ltd., Merck & Co., Inc., and Tesaro, a GlaxoSmithKline PLC company.
Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are approved for broader indications or patient populations, are approved for specific sub-populations, are more convenient, or are less expensive than QINLOCK or any other products that we may develop. Our competitors also may obtain FDA, EMA, or other marketing approval for their products more rapidly than any approval we may obtain for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of generic products.
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
Undesirable side effects caused by our drug candidates or our existing drug being developed for new indications could cause us or regulatory authorities to interrupt, delay or halt non-clinical studies and clinical trials or could result in a more restrictive label or the delay or denial of regulatory approval by the FDA, the EMA, or other regulatory authorities.
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
•we could be sued and held liable for injury caused to individuals exposed to or taking such drugs; and
•our reputation may suffer.
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
Risks Related to the Discovery and Development of Our Drug Candidates
We currently have no products that are approved for sale with the exception of QINLOCK. Our drug and all of our drug candidates target key interactions with kinase switch regions to inhibit kinase activity. If we are unable to successfully develop and commercialize QINLOCK or our drug candidates, if approved, or experience significant delays in doing so, our business will be materially harmed.
We currently have no products that are approved for sale with the exception of QINLOCK. We are early in our development efforts for all of our drug candidates. Two of our drug candidates are only in Phase 1 or Phase 1b/2 clinical trials.
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
Our ability to generate continued product revenues will depend heavily on the successful development and commercialization of our approved drug and drug candidates, if approved. Our success in the development of our approved drug and drug candidates will depend on several factors, including the following:
•successful completion of preclinical studies and clinical trials, including our ongoing Phase 3 clinical trial of QINLOCK for second-line GIST;
•receipt and related terms of marketing approvals from applicable regulatory authorities;
•raising additional funds necessary to complete clinical development of and commercialize any current or future drug candidates for which we obtain marketing approval;
•obtaining and maintaining patent, trade secret, and other intellectual property protection and regulatory exclusivity for our drug and drug candidates;
•making and maintaining timely and cost-effective arrangements with third-party manufacturers, or establishing manufacturing capabilities, for both clinical and commercial supplies of our drug and drug candidates;

•the ability to obtain clearance or approval of companion diagnostic tests, if required, on a timely basis, or at all; and
•protecting and enforcing our rights in our intellectual property portfolio.
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
We also make assumptions, estimations, calculations, and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the preliminary or "top-line" results that we report may differ from future results of the same trials, or different conclusions or considerations may qualify such results, once additional data have been disclosed and/or are received and fully evaluated. Such data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, preliminary and "top-line" data should be viewed with caution until the final data are available. We may also disclose interim data from our clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. For example, in 2019, we announced preliminary results from the initial three diffuse-type TGCT patients enrolled in the dose-escalation portion of our Phase 1 study of DCC-3014. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects.
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
While we designed QINLOCK to inhibit the full spectrum of the known mutant or amplified KIT and PDGFRα kinases that drive cancers such as GIST, we may find that patients treated with QINLOCK have or develop mutations that confer resistance to treatment. We are aware of a secondary mutation in PDGFRα, in a patient not treated with QINLOCK, where the potency of inhibition determined in in vitro assays by QINLOCK suggests that this mutation may confer resistance to QINLOCK in patients. We may identify additional mutations in PDGFRα or mutations in KIT that are resistant to QINLOCK. If patients have or develop resistance to treatment with our approved drug or drug candidates, we may be unable to successfully complete our clinical trials, and may not be able to obtain regulatory approval of additional indications for our approved drug or for our drug candidates.
Our product development costs will increase if we experience delays in preclinical studies or clinical trials or in obtaining marketing approvals. We do not know whether any of our planned preclinical studies or clinical trials will begin on a timely basis or at all, will need to be restructured, or will be completed on schedule, or at all. Our ongoing trials continue to generate additional data that may be requested by the FDA or other regulatory agencies. The FDA may request additional information or data and any such requests could result in clinical trial delays. Furthermore, the FDA could place a clinical hold, either another partial clinical hold or a full clinical hold, on our trials if they are not satisfied with the information we provide to them, which could result in delays for the trial. Significant preclinical study or clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our drug candidates or allow our competitors to bring products to market before we do and impair our ability to successfully commercialize our drug candidates and may harm our business and results of operations.
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
Broad-based business or economic disruptions could adversely affect our ongoing or planned research and development activities. For example, in December 2019, an outbreak of a novel strain of coronavirus spread to the majority of countries around the world, including the U.S. To date, the COVID-19 pandemic has caused significant disruptions to the U.S. and global economy and has contributed to significant volatility and negative pressure in financial markets. The global impact of the outbreak continues to evolve as additional cases of the virus are identified and public health officials learn more about the spread of the virus and the efficacy of containment measures. Many countries, including the U.S., have reacted by instituting varying levels of quarantines, social distancing requirements, restrictions on travel, and mandatory closures of businesses. Certain states and cities, including where we or the third parties with whom we engage operate, have also engaged in efforts to mitigate the impact of the COVID-19 pandemic by instituting restrictions on types of business that may continue to operate, and/or restrictions on the types of construction projects that may continue. Although some of these restrictions have been eased or lifted in a phased approach over time, in response to local surges and new waves of infection, some countries, states, and local governments have reinstituted these restrictions, and additional, more restrictive orders, proclamations, and/or directives may be issued in the future.
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
•We are currently conducting numerous clinical studies. We believe that the COVID-19 pandemic has had, and will likely continue to have, an impact on various aspects of our ongoing clinical trials. For example, some clinical trial sites have imposed restrictions on site visits by sponsors and CROs, the initiation of new trials, and new patient enrollment to protect both site staff and patients from possible COVID-19 exposure and to focus medical resources on patients suffering from COVID-19. While all our studies remain open, enrollment has slowed at some sites, some sites have, or may in the future, temporarily pause enrollment of new patients, and we have provided guidance to all of our clinical trial sites that new patient enrollment may occur at sites where resources allow these patients to be safely enrolled and closely monitored.
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
•We currently rely on third parties to, among other things, manufacture raw materials, manufacture our product candidates for our clinical trials and commercial launch, ship investigational drug supply for use in clinical trials or by patients, perform quality testing, and supply other goods and services to run our business. If any such third parties in our supply chain for materials are adversely impacted by restrictions resulting from the COVID-19 pandemic, including staffing shortages, production slowdowns and disruptions in delivery systems, our supply chain may be disrupted, limiting our ability to manufacture our product candidates for our clinical trials, our research and development operations, or for commercial sale of QINLOCK.
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
•Our employees, and employees of third-party contractors responsible for conducting research activities, may have limited or reduced access to laboratories for an extended period of time as a result of occupancy restrictions or the temporary closure of such workspaces and the possibility that governmental authorities impose or modify current restrictions. As a result, this could delay timely completion of ongoing preclinical activities, including completion of IND-enabling studies, our ability to select future development candidates, and initiation of additional clinical trials for our drug candidates.
•Health regulatory agencies globally may experience disruptions in their operations as a result of the COVID-19 pandemic. The FDA and comparable foreign regulatory agencies may have slower response times or be under-resourced and, as a result, review, inspection, and other timelines may be materially delayed. For example, in April 2020, the FDA stated that its New Drug Program was continuing to meet program user fee performance goals, but due to many agency staff working on COVID-19 activities, it was possible that the FDA would not be able to sustain that level of performance indefinitely. Since March 2020, foreign and domestic inspections by FDA have largely been on hold with FDA announcing plans in July 2020 to resume prioritized domestic inspections. It is unknown how long these disruptions could continue, were they to occur. Any elongation or de-prioritization of our clinical trials or delay in regulatory review or inspection resulting from such disruptions could materially affect the development and study of our drug or our drug candidates.
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
We may be required to conduct additional clinical trials or other testing of our drug candidates beyond those that we currently contemplate if we are unable to successfully complete clinical trials for our drug candidates or other testing, obtain results of these trials or tests that are not positive or are only modestly positive, or if there are safety concerns. For example, in GIST, we have completed a pivotal Phase 3 trial of QINLOCK in fourth-line and fourth-line plus GIST, INVICTUS, and received FDA approval for QINLOCK on May 15, 2020 for the treatment of adult patients with advanced GIST who have received prior treatment with three or more kinase inhibitors, including imatinib, and have an ongoing second Phase 3 clinical trial in second-line GIST, INTRIGUE. While we plan to conduct only one pivotal Phase 3 trial for second-line GIST, for a single randomized trial to support submission to the FDA of a supplemental NDA, the trial must be well-designed, well-conducted, with a favorable risk/benefit ratio, and provide statistically persuasive efficacy findings so compelling that a second trial would be unethical or practically impossible to repeat. In addition, certain data that we have presented to date have been generated and reviewed at the clinical sites and are preliminary. The data may be subject to subsequent central review, and based on that review, there may be changes to these data which may not be favorable. For example, in our ongoing Phase 1 clinical trial of QINLOCK, there were differences observed between imaging data assessed at the clinical sites in accordance with the Phase 1 protocol and by central review, including some instances where central review's findings regarding the number of objective responses were less favorable than those previously reported. In addition to certain imaging results from our Phase 1 trial, we also plan to have all of the data from our ongoing Phase 3 trial of QINLOCK for second-line GIST centrally reviewed. The results from our Phase 3 trial of QINLOCK in which all data will be subject to central review may be less favorable than the results of our Phase 1 trial of QINLOCK that were based on data that has not been subject to central review. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their drug candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. In addition, we, or our licensees, such as Zai in Greater China, may be required to conduct additional clinical trials in the local region or regions where the licensees seek to commercialize our drug or drug candidates before a local regulatory authority will approve any marketing application. These local studies may involve, among other things, exploration of the effect our drug or drug candidates may have on a local population, which could be different than our clinical trial results or experience to date, and subject these trials and our development efforts to the risk that they do not support regional approval.
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
Additionally, as of June 23, 2020, the FDA noted it is continuing to ensure timely reviews of applications for medical products during the COVID-19 pandemic in line with its user fee performance goals. On July 16, 2020, FDA noted that it is continuing to expedite oncology product development with its staff teleworking full-time. However, FDA may not be able to continue its current pace and review timelines could be extended.
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
If our drug or drug candidates are associated with serious adverse events or undesirable side effects in clinical trials or have characteristics that are unexpected, we may need to abandon their development, limit development to more narrow uses or subpopulations in which the serious adverse events, undesirable side effects or other characteristics are less prevalent, less severe, or more acceptable from a risk-benefit perspective or highlight these risks, side effects, or other characteristics in the approved product label. In pharmaceutical development, many drugs that initially show promise in early-stage testing for treating cancer and other diseases may later be found to cause side effects that prevent further development of the drug. Currently marketed therapies for the treatment of cancer are generally limited to some extent by their toxicity. In addition, some of our drug candidates would be chronic therapies or be used in pediatric populations, for which safety concerns may be particularly important. Use of our drug candidates as monotherapies may also result in adverse events consistent in nature with other marketed therapies. In addition, if used in combination with other therapies in the future, our drug candidates may exacerbate adverse events associated with the therapy. If serious adverse events or unexpected side effects are identified during development, we may be required to develop a REMS to mitigate those serious safety risks, which could impose significant distribution and/or use restrictions on our products.
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
Our drug development programs and the commercialization of QINLOCK and any drug candidates for which we obtain marketing approval will require substantial additional cash to fund expenses. In the past, we have been party to a collaboration agreement, which was concluded before completion because our collaboration partner elected not to pursue the development of the drug candidate beyond Phase 1 clinical trials. We have entered into a license transaction for development and commercialization of QINLOCK in Greater China. We may in the future decide to enter into additional licenses for QINLOCK or license to or collaborate with pharmaceutical and biotechnology companies for the development and potential commercialization of our drug candidates. We currently have, and may in the future choose to enter into distribution arrangements with local distributors in jurisdictions where we gain marketing authorization but do not wish to invest in our own local sales and commercial support infrastructure.
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
We do not own any manufacturing facilities. We produce in our research laboratories very small quantities of drug substance for evaluation in our research programs. We rely, and expect to continue to rely, on third parties for the manufacture of our drug candidates for preclinical and clinical testing, and for the commercial manufacture of any of our current and future drugs. As a general matter, our manufacturers represent our sole source of supply. This reliance on third parties increases the risk that we will not have sufficient quantities of our drug or drug candidates or such quantities at an acceptable cost or quality or in a timely manner, which could delay, prevent, or impair our development or commercialization efforts, or those of our partners. Although we actively manage these third-party relationships to ensure continuity, quality, and compliance with regulations, some events beyond our control, including global instability due to political unrest or from an outbreak of pandemic or contagious disease, such as COVID-19, could result in supply chain disruptions or the complete or partial failure of these manufacturing services.

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
We have only limited supply arrangements in place with respect to our drug candidates and sole source supplier arrangements for our commercial supply of drug substance, and finished drug product for QINLOCK. We acquire many key materials on a purchase order basis. As a result, while we have commercial supply arrangements for our drug substance and finished drug product for QINLOCK, we do not have long term supply arrangements with respect to our drug candidates and other materials. We do not currently have arrangements in place for redundant supply or a second source for drug substance or drug product. We rely on our sole source suppliers to manufacture all of our drug substance and finished drug product for commercialization of QINLOCK unless and until we add additional sources. If we obtain marketing approval for any of our drug candidates, we will need to establish an agreement for commercial manufacture with a third party. Any performance failure on the part of our existing or future manufacturers could delay clinical development, marketing approval, or commercial supply, including with respect to QINLOCK. If our current sole source suppliers cannot perform as agreed, or if such contract manufacturers choose to terminate their agreements with us, we would be required to replace such manufacturers. We may incur added costs, delays, and difficulties in identifying and qualifying any such replacement manufacturer or in reaching an agreement with any such alternative manufacturers. In addition, we depend on the proprietary technology of our third-party manufacturers for QINLOCK and certain of our drug candidates.
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
On March 27, 2020, the U.S. President signed into law the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act) in response to the U.S. COVID-19 pandemic. Throughout the COVID-19 outbreak, there has been public concern over the availability and accessibility of critical medical products, and the CARES Act enhances FDA's existing authority with respect to drug shortage measures. Under the CARES Act, we must have in place a risk management plan that identifies and evaluates the risks to the supply of approved drugs for certain serious diseases or conditions for each establishment where the drug or API is manufactured. The risk management plan will be subject to FDA review during an inspection. If we experience shortages in the supply of our marketed products, our results could be materially impacted.
For our other potential products, if we are not able to negotiate commercial supply terms with any third-party manufacturers, we may be unable to commercialize our products if they were to be approved, and our business and financial condition would be materially harmed. If we are forced to accept unfavorable terms for our relationships with any such third-party manufacturer, our business and financial condition would be materially harmed.
Third-party manufacturers may not be able to comply with the FDA's cGMP regulations or similar regulatory requirements outside of the U.S., including in Europe. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, seizures or voluntary recalls of drug candidates or products, operating restrictions, and criminal prosecutions, any of which could significantly and adversely affect supplies of our products. Third-party manufacturers' failure to achieve and maintain high manufacturing standards, in accordance with applicable regulatory requirements, or the incidence of manufacturing errors, also could result in patient injury or death, product shortages, delays or failures in product testing or delivery, cost overruns, or other problems that could seriously harm our business. Third-party manufacturers often encounter difficulties involving production yields, quality control, and quality assurance, as well as shortages of qualified personnel.
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
In addition, given the amount of time required for the development, testing, and regulatory review of new drug candidates, our patents protecting such drugs or drug candidates might expire before or shortly after such drugs or drug candidates are commercialized. As a result, our intellectual property may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours, including generic versions of such products. Moreover, some of our patents may in the future be co-owned with third parties. If we are unable to obtain an exclusive license to any such third-party co-owners' interest in such patents or patent applications, such co-owners may be able to license their rights to other third parties, including our competitors, and our competitors could market competing products and technology. In addition, we may need the cooperation of any such co-owners of our patents in order to enforce such patents against third parties, and such cooperation may not be provided to us. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.
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
Third parties may assert infringement, misappropriation, or other claims against us based on existing or future intellectual property rights. The outcome of intellectual property litigation and other disputes is subject to uncertainties that cannot be adequately quantified in advance. The pharmaceutical and biotechnology industries have produced a significant number of patents, and it may not always be clear to industry participants, including us, which patents cover various types of products or methods of using or manufacturing products. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform. If we were sued for patent infringement, we would need to demonstrate that our drug candidates, drug, or methods of use, manufacturing, or other applicable activities either do not infringe the patent claims of the relevant patent or that the patent claims are invalid or unenforceable, and we may not be successful in doing so. Proving invalidity is difficult. For example, in the U.S., proving invalidity requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents. Even if we believe third-party intellectual property claims are without merit, there is no assurance that a court would find in our favor on questions of infringement, validity, or enforceability. Even if we are successful in these proceedings, we may incur substantial costs and the time and attention of our management and scientific personnel could be diverted in pursuing these proceedings, which could significantly harm our business and operating results. In addition, we may not have sufficient resources to bring these actions to a successful conclusion.
If we are found to infringe, misappropriate, or otherwise violate a third party's intellectual property rights and we are unsuccessful in demonstrating that such intellectual property rights are invalid or unenforceable, we could be forced, including by court order, to cease developing, manufacturing, or commercializing the infringing drug candidate or drug. Alternatively, we may be required to obtain a license from such third party in order to use the infringing technology and continue developing, manufacturing, or marketing the infringing drug or drug candidate. However, we may not be able to obtain any required license on commercially reasonable terms, or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In addition, we could be found liable for monetary damages, including treble damages, and attorneys' fees if we are found to have willfully infringed a patent. We cannot provide any assurances that third-party patents do not exist which might be enforced against our drug or drug candidates, and a finding of infringement could prevent us from commercializing our drug or drug candidates or force us to cease some of our business operations, which could materially harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business, financial condition, results of operations, and prospects.
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
Given the amount of time required for the development, testing, and regulatory review of new drug candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. Depending upon the timing, duration, and other factors relating to any FDA marketing approval we receive for our approved drug or any of our drug candidates, one or more of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Act. We have applied for patent term extension in the U.S. on patents covering QINLOCK and we expect to seek extensions of patent terms in the U.S. for other drug candidates and, if available, in other countries where we are prosecuting patents. In the U.S., the Hatch-Waxman Act permits a patent term extension of up to five years beyond the normal expiration of the patent as compensation for patent term lost during the regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended, and the application for the extension must be submitted prior to the expiration of the patent. However, the applicable authorities, including the FDA and the USPTO in the U.S., and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available for our patents, may refuse to grant extensions to our patents, or may grant more limited extensions than we request. We may not be granted an extension because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents, or otherwise failing to satisfy applicable requirements. If we are unable to obtain patent term extension or the term of any such extension is less than we request, our competitors and other third parties may be able to obtain approval of competing products following our patent expiration and take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case. Any of the foregoing would have a material adverse effect on our business, financial condition, results of operations, and prospects.
Obtaining and maintaining our patent protection depends on compliance with various procedural, documentary, fee payment, and other requirements imposed by governmental patent offices, and our patent protection could be reduced or eliminated for non-compliance with these requirements.
Periodic maintenance fees on any issued patent are due to be paid to the USPTO and patent offices in foreign countries in several stages over the lifetime of the patent. The USPTO and patent offices in foreign countries require compliance with a number of procedural, documentary, fee payment, and other requirements during the patent application process. In certain circumstances, we rely on our licensing partners to pay these fees due to U.S. and non-U.S. patent agencies and to comply with these other requirements with respect to our licensed patents and patent applications. While an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of a patent or patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to file non-provisional applications claiming priority to our provisional applications by the statutory deadlines, failure to timely file national and regional stage patent applications based on an international patent application, failure to respond to official actions within prescribed time limits, non-payment of fees, and failure to properly legalize and submit formal documents. In such an event, our competitors and other third parties might be able to enter the market with similar or identical products or technology, which would have a material adverse effect on our business, financial condition, results of operations, and prospects.
If we are unable to protect the confidentiality of our trade secrets, the value of our technology could be materially adversely affected and our business would be harmed.
While we have obtained composition of matter patents with respect to our drug and certain of our drug candidates, we also rely on proprietary know-how and trade secret protection and confidentiality agreements to protect proprietary know-how or trade secrets that are not patentable or that we elect not to patent. For example, we have elected to not patent our proprietary kinase switch control inhibitor platform and therefore rely on protecting the proprietary aspects of our platform as a trade secret. We seek to protect our trade secrets and proprietary know-how in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, consultants, independent contractors, advisors, contract manufacturers, suppliers, collaborators, and other third parties. We also enter into confidentiality and invention or patent assignment agreements with employees and certain consultants. However, we cannot guarantee that we have entered into such agreements with each party that may have or have had access to our trade secrets or proprietary know-how. Additionally, our confidentiality agreements and other contractual protections may not be adequate to protect our intellectual property from unauthorized disclosure, third-party infringement, or misappropriation. Any party with whom we have executed such an agreement may breach that agreement and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive, and time-consuming, and the outcome is unpredictable. In addition, if any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent such third party, or those to whom they communicate such technology or information, from using that technology or information to compete with us. If any of our trade secrets, including with respect to our proprietary kinase switch control inhibitor platform, were to be disclosed to or independently developed by a competitor or other third party, our business, financial condition, results of operations, and our business prospects and competitive position could be materially harmed.
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
The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain our competitive advantage. For example:
•others may be able to make products similar to our approved drug or any of our drug candidates we may develop or utilize similarly related technologies that are not covered by the claims of the patents that we license or may own in the future;
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
The process of obtaining marketing approvals, both in the U.S. and abroad, is expensive, may take many years if additional clinical trials are required, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity, and novelty of the drug candidates involved. For example, while we conducted only one pivotal Phase 3 trial for our NDA filing in fourth-line and fourth-line plus GIST, and we plan to conduct only one pivotal Phase 3 trial for second-line GIST, for a single randomized trial to support a NDA, the trial must be well-designed, well-conducted, with a favorable risk/benefit ratio, and provide statistically persuasive efficacy findings so compelling that a second trial would be unethical or practically impossible to repeat. Further, changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional nonclinical, clinical, or other studies. In addition, varying interpretations of the data obtained from nonclinical and clinical testing could delay, limit, or prevent marketing approval of a drug candidate. Any marketing approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable. If we experience delays in obtaining approval or if we fail to obtain approval of our drug candidates or expanded approval for QINLOCK in additional indications or geographies, the commercial prospects for our drug or drug candidates may be harmed and our ability to generate further revenues will be materially impaired.
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
Our failure to obtain marketing approval in foreign jurisdictions, including Europe, would prevent QINLOCK and our drug candidates from being marketed abroad, and any approval we are granted for QINLOCK or our drug candidates in the U.S. would not assure approval of QINLOCK or our drug candidates in foreign jurisdictions.
In order to market and sell our products in Europe and many other jurisdictions, we must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. In November 2020, we announced that we submitted and received validation of an EU MAA by the EMA for QINLOCK in fourth-line GIST. In Greater China, our licensee will be responsible for obtaining marketing approval for QINLOCK. The approval procedure varies among countries and can involve additional testing as well as additional information and filings. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the U.S. generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the U.S., it is required that the product be approved for reimbursement before the product can be approved for sale in that country. We may not (and/or our partners, as applicable, may not) obtain approvals from regulatory authorities outside the U.S. on a timely basis, if at all, or may not be successful in seeking and obtaining favorable local reimbursement and pricing approvals, particularly in light of the impact of COVID-19 on the global economy. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the U.S. does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our products in any market outside the U.S., Canada, and Australia.
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
QINLOCK and any drug candidate for which we obtain marketing approval will be subject to ongoing enforcement of post-marketing requirements and we could be subject to substantial penalties, including withdrawal of QINLOCK or any future approved product from the market, if we fail to comply with all regulatory requirements. In addition, the terms of the marketing approval of QINLOCK, and any future approved products, and ongoing regulation of our products, may limit how we manufacture and market our products and compliance with such requirements may involve substantial resources, which could materially impair our ability to generate revenue.
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
In addition, we and our contract manufacturers will continue to expend time, money, and effort in all areas of regulatory compliance, including manufacturing, production, product surveillance, and quality control. If we are not able to comply with post-approval regulatory requirements, we could have the marketing approvals for QINLOCK or any future approved products withdrawn by regulatory authorities and our ability to market QINLOCK or any future approved products could be limited, which could adversely affect our ability to achieve or sustain profitability. As a result, the cost of compliance with post-approval regulations may have a negative effect on our operating results and financial condition.
Our relationships with customers and third-party payors will be subject to applicable anti-kickback, fraud and abuse, and other healthcare laws and regulations, and health information privacy and security laws, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm, and diminished profits and future earnings.
Healthcare providers, physicians, and third-party payors will play a primary role in the recommendation and prescription of QINLOCK and any drug candidates for which we obtain marketing approval. Our arrangements with third-party payors, customers, and other third parties may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell, and distribute QINLOCK and any other products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations, include the following:
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
In California, the California Consumer Privacy Act (CCPA) was enacted in June 2018, became effective on January 1, 2020, and became subject to enforcement by the California Attorney General's office on July 1, 2020. The CCPA broadly defines personal information, gives California residents expanded individual privacy rights and protections and provides for civil penalties for violations and a private right of action for data breaches. While there is an exception for protected health information that is subject to HIPAA and clinical trial regulations, the CCPA may impact our business activities if we become a "Business" regulated by the scope of the CCPA.
In addition to the CCPA, new privacy and data security laws have been proposed in more than half of the states in the U.S. and in the U.S. Congress, reflecting a trend toward more stringent privacy legislation in the United States, which trend may accelerate depending on the results of the 2020 U.S. presidential election. The effects of the CCPA, and other similar state or federal laws, are potentially significant and may require us to modify our data processing practices and policies and to incur substantial costs and potential liability in an effort to comply with such legislation.
In the EU, we may also face particular privacy, data security, and data protection risks in connection with requirements of the General Data Protection Regulation (EU) 2016/679 (GDPR), and other data protection regulations. The GDPR applies to any company established in the EU as well as to those outside the EU if they collect and use personal data in connection with the offering of goods or services to individuals in the EU or the monitoring of their behavior. The GDPR has enhanced data protection obligations for controllers of personal data, including, for example, expanded disclosures about how personal information is to be used, limitations on retention of information, mandatory data breach notification requirements, restrictions on transfers outside of the EU to third countries deemed to lack adequate privacy protections (such as the U.S.), and has created onerous new obligations and liabilities on services providers or data processors. Non-compliance with the GDPR may result in monetary penalties of up to €20 million or 4% of worldwide revenue, whichever is higher. Notably, on January 21, 2019, Google was fined almost $57 million by French regulators for violating GDPR. Moreover, data subjects can claim damages resulting from infringement of the GPDR. The GDPR further grants non-profit organizations the right to bring claims on behalf of data subjects. The GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of personal data, such as healthcare data or other sensitive information, could greatly increase our cost of providing our products and services or even prevent us from offering certain services in jurisdictions that we may operate in. The GDPR may increase our responsibility and liability in relation to personal data that we process where such processing is subject to the GDPR, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, including as implemented by individual countries. Compliance with the GDPR will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European activities. In addition, further to the United Kingdom's (U.K.) exit from the EU on January 31, 2020, the GDPR will continue to apply in the U.K. until the end of the transition period on December 31, 2020. Unless the transitional period is extended, as of January 1, 2021 the GDPR will be brought into U.K. law as the 'U.K. GDPR', but there may be further developments about the regulation of particular issues such as U.K.-EU data transfers. We may be required to take steps to ensure the lawfulness of our data transfers, particularly if by the end of the transition period there will not be an adequacy decision by the European Commission regarding the U.K.
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
The insurance coverage and reimbursement status of our drug is uncertain. QINLOCK and our drug candidates may become subject to unfavorable pricing regulations, third-party coverage and reimbursement practices, or healthcare reform initiatives, which would harm our business. Failure to obtain or maintain adequate coverage and reimbursement for new or current products could limit our ability to market those products and decrease our ability to generate revenue.
The regulations that govern marketing approvals, pricing, coverage, and reimbursement for new drugs vary widely from country to country. In the U.S., recently enacted legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, including certain European countries, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay our commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenue we are able to generate from the sale of the product in that country.

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
A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. In many countries, including those in Europe, the prices of medical products are subject to varying price control mechanisms as part of national health systems. In general, the prices of medicines under such systems are substantially lower than in the U.S. Other countries allow companies to fix their own prices for medicines, but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our drug or drug candidates. Accordingly, in markets outside the U.S., including in Europe, the reimbursement for products may be reduced compared with the U.S. and may be insufficient to generate commercially reasonable revenues and profits. The U.S. government and state legislatures have also shown significant interest in implementing cost-containment programs to limit the growth of government-paid healthcare costs, including price controls, restrictions on reimbursement, and requirements for substitution of generic products for branded prescription drugs. Certain states have enacted legislation with the goal of controlling prices on branded prescription drugs and placing restrictions on price increases or requiring companies to pay additional rebates in order to receive reimbursement from the state Medicaid programs, the effect of which is unknown. Adoption of such controls and measures, and tightening of restrictive policies in jurisdictions with existing controls and measures, could limit payments for our products and could adversely affect our net revenues and operating results.
There is also significant uncertainty related to the insurance coverage and reimbursement of newly approved products and coverage may be more limited than the purposes for which the medicine is approved by the FDA or comparable foreign regulatory authorities. In the U.S., the principal decisions about reimbursement for new medicines are typically made by the CMS, an agency within HHS. The CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare and private payors tend to follow the CMS to a substantial degree. Although Part D prescription drug formularies must include drugs within each therapeutic category and class of covered Part D drugs, they have some flexibility to establish those categories and classes and are not required to cover all of the drugs in each category or class. Part D prescription drug plans may use formularies to limit the number of drugs that will be covered in any therapeutic class and/or impose differential cost sharing or other utilization management techniques. No uniform policy of coverage and reimbursement for products exists among third-party payors and coverage and reimbursement levels for products can differ significantly from payor to payor. As a result, the coverage determination process is often a time consuming and costly process that may require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. It is difficult to predict what the CMS will decide with respect to reimbursement for fundamentally novel products such as ours, as there is no body of established practices and precedents for these new products. Reimbursement agencies in Europe may be more conservative than the CMS. For example, a number of cancer drugs have been approved for reimbursement in the U.S. and have not been approved for reimbursement in certain European countries. Moreover, eligibility for reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale, and distribution. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. Our inability to promptly obtain coverage and profitable payment rates from both government-funded and private payors for our approved drug or any drug candidate for which we obtain marketing approval could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize our drug and drug candidates, and our overall financial condition.

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
Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that reimbursement will be available for any drug or drug candidate that we commercialize and, if reimbursement is available, the level of reimbursement. Reimbursement may impact the demand for, or the price of, our approved drug or any drug candidate for which we obtain marketing approval. In order to obtain reimbursement, physicians may need to show that patients have superior treatment outcomes with our approved drug and any of our drug candidates for which we obtain marketing approval, compared to standard of care drugs, including lower-priced generic versions of standard of care drugs. We expect to experience pricing pressures in connection with the sale of our approved drug and any of our drug candidates for which we obtain marketing approval, due to the trend toward managed healthcare, the increasing influence of health maintenance organizations, and additional legislative changes. The downward pressure on healthcare costs in general, particularly prescription drugs and surgical procedures and other treatments, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products.
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
•expansion of healthcare fraud and abuse laws, including the FCA and the Anti-Kickback Statute, new government investigative powers, and enhanced penalties for non-compliance;
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

Further, on June 14, 2018, U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued were owed to them. In April 2020, the U.S. Supreme Court issued an opinion in Moda Health Plan, Inc. v. United States which held that the ACA requires the federal government to compensate insurers for significant losses their health plans incurred during the first three years of the ACA’s marketplaces, and that insurers can sue for nonpayment in the Court of Federal Claims. The effects of this decision on third-party payors, the viability of the ACA marketplace, providers, and potentially our business, are not yet known.
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
Recent federal legislation and actions by federal, state and local governments may permit reimportation of drugs from foreign countries into the United States, including foreign countries where the drugs are sold at lower prices than in the United States, which could materially adversely affect our operating results.
We may face competition in the U.S. for our development candidates and investigational medicines, if approved, from therapies sourced from foreign countries that have placed price controls on pharmaceutical products. In the U.S., the MMA contains provisions that call for the promulgation of regulations that expand pharmacists' and wholesalers' ability to import cheaper versions of an approved drug and competing products from Canada, where there are government price controls. Further, the MMA provides that these changes to U.S. importation laws will not take effect, unless and until the Secretary of the HHS certifies that the changes will pose no additional risk to the public's health and safety and will result in a significant reduction in the cost of products to consumers. On September 23, 2020, the Secretary of the HHS made such certification to Congress, and on October 1, 2020, the FDA published a final rule that allows for the importation of certain prescription drugs from Canada. Under the final rule, States and Indian Tribes, and in certain future circumstances pharmacists and wholesalers, may submit importation program proposals to the FDA for review and authorization. On September 25, 2020, the CMS stated drugs imported by States under this rule will not be eligible for federal rebates under Section 1927 of the Social Security Act and manufacturers would not report these drugs for "best price" or Average Manufacturer Price purposes. Since these drugs are not considered covered outpatient drugs, the CMS further stated it will not publish a National Average Drug Acquisition Cost for these drugs. Separately, the FDA also issued a final guidance document outlining a pathway for manufacturers to obtain an additional National Drug Code for an FDA-approved drug that was originally intended to be marketed in a foreign country and that was authorized for sale in that foreign country. The market implications of the final rule and guidance are unknown at this time. Proponents of drug reimportation may attempt to pass legislation that would directly allow reimportation under certain circumstances. Legislation or regulations allowing the reimportation of drugs, if enacted, could decrease the price we receive for any products that we may develop and adversely affect our future revenues and prospects for profitability.
The effects of enacted tax legislation and other legislative, regulatory, and administrative developments to our business are uncertain. Increased costs related to such developments could adversely affect our financial condition and results of operations.
On December 22, 2017, the U.S. President signed into law the TCJA. The TCJA made major changes to the taxation of corporations, including reduction of the corporate tax rate from 35% to 21%, limitation of the tax deduction for interest expense to 30% of adjusted taxable income (except for certain small businesses), limitation of the deduction for net operating losses to 80% of annual taxable income and elimination of net operating loss carrybacks, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. Further, on March 27, 2020, the U.S. President signed into law the CARES Act, which, among other things, suspends the 80% limitation on the deduction for net operating losses in taxable years beginning before January 1, 2021, permits a 5-year carryback of net operating losses arising in taxable years beginning after December 31, 2017 and before January 1, 2021, and generally caps the limitation on the deduction for net interest expense at 50% of adjusted taxable income for taxable years beginning in 2019 and 2020. It cannot be predicted whether, when, in what form, or with what effective dates, tax laws, regulations, and rulings may be enacted, promulgated, or issued, which could result in an increase in our or our shareholders' tax liability or require changes in the manner in which we operate in order to minimize or mitigate any adverse effects of changes in tax law.
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
In some countries, particularly Canada and the countries of Europe, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our drug candidate to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be harmed.
The U.K.'s exit from the EU may have a negative effect on global economic conditions, financial markets, and our business.
In June 2016, the U.K. held a referendum in which voters approved an exit from the EU, commonly referred to as "Brexit." The announcement of Brexit caused significant volatility in global stock markets and currency exchange rate fluctuations that resulted in the strengthening of the U.S. dollar against foreign currencies in which we conduct business. The strengthening of the U.S. dollar relative to other currencies may adversely affect our operating results. This withdrawal has created political and economic uncertainty, particularly in the U.K. and the EU, where we currently conduct clinical trials and intend to seek marketing approvals in the future. While the U.K.'s withdrawal from the EU was completed on January 31, 2020, there remains considerable uncertainty about the terms of the U.K.'s trade agreements and other relationships with the EU following the transition period which ends December 31, 2020. During the transition period, the U.K. will continue to follow all of the EU's rules and will maintain its current trading relationship with the EU. We expect that uncertainty over the terms of the trade and other agreements between the U.K. and EU will continue to cause political and economic uncertainty, which could harm our business and financial results. The withdrawal could, among other outcomes, disrupt the free movement of goods, services and people between the U.K. and the EU, and result in increased legal and regulatory complexities, as well as potential higher costs of conducting business in Europe. Until the terms of the free trade and other agreements that the U.K. will eventually enter into with the EU are known, it is not possible to determine the impact that the U.K.'s departure from the EU and/or any related matters may have on us; however, any of these effects of Brexit, and others we cannot anticipate, could adversely affect our business, business opportunities, results of operations, financial condition, and cash flows. Likewise, similar actions taken by European and other countries in which we operate could have a similar or even more profound impact.
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
We currently conduct clinical trials in the European Economic Area (EEA) and intend to engage in regulatory and commercial operations there in the future. As a result, we are subject to additional privacy laws. The GDPR became effective on May 25, 2018, and deals with the processing of personal data and the free movement of such data. The GDPR imposes a broad range of strict requirements on companies subject to the GDPR, including requirements relating to having legal bases for processing personal information relating to identifiable individuals and transferring such information outside the EEA, including to the U.S., providing details to those individuals regarding the processing of their personal information, keeping personal information secure, having data processing agreements with third parties who process personal information, responding to individuals' requests to exercise their rights in respect of their personal information, reporting security breaches involving personal data to the competent national data protection authority and affected individuals, appointing data protection officers, conducting data protection impact assessments, and record-keeping. The GDPR increases substantially the penalties to which we could be subject in the event of any non-compliance, including fines of up to 10,000,000 Euros or up to 2% of our total worldwide annual turnover for certain comparatively minor offenses, or up to 20,000,000 Euros or up to 4% of our total worldwide annual turnover for more serious offenses. Given the limited enforcement of the GDPR to date, we face uncertainty as to the exact interpretation of the new requirements on our trials and we may be unsuccessful in implementing all measures required by data protection authorities or courts in interpretation of the new law.
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
To the extent we expand our operations outside of the U.S., including in Europe, we must dedicate additional resources to comply with numerous laws and regulations in each jurisdiction in which we plan to operate. The Foreign Corrupt Practices Act (FCPA) prohibits any U.S. individual or business from paying, offering, authorizing payment, or offering anything of value, directly or indirectly, to any foreign official, political party, or candidate for the purpose of influencing any act or decision of such third party in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the U.S. to comply with certain accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the company, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations.
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
Various laws, regulations, and executive orders also restrict the use and dissemination outside of the U.S., or the sharing with certain non-U.S. nationals, of information classified for national security purposes, as well as certain products and technical data relating to those products. To the extent we expand our presence outside of the U.S., including in Europe, it will require us to dedicate additional resources to comply with these laws, and these laws may preclude us from developing, manufacturing, or selling certain drug candidates and products outside of the U.S., which could limit our growth potential and increase our development costs.
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
We rely significantly on information technology and any failure, inadequacy, interruption, or security lapse of that technology, including any ransomware or cyber security incidents, could harm our ability to operate our business effectively.
Despite the implementation of security measures, our internal computer systems and those of third parties with which we contract are vulnerable to damage from cyber-attacks, ransomware, computer viruses, worms, and other destructive or disruptive software, unauthorized access, natural disasters, terrorism, war, and telecommunication and electrical failures. System failures, accidents, or security breaches could cause interruptions in our operations, and could result in a material disruption of our clinical and commercialization activities and business operations, in addition to possibly requiring substantial expenditures of resources to remedy. The loss of clinical trial data could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and our product research, development, and commercialization efforts could be delayed. In addition, we may not have adequate insurance coverage to provide compensation for any losses associated with such events.

We could be subject to risks caused by misappropriation, misuse, leakage, falsification, or intentional or accidental release or loss of information maintained in the information systems and networks of our company, including personal information of our employees. In addition, outside parties may attempt to penetrate our systems or those of our vendors or fraudulently induce our employees or employees of our vendors to disclose sensitive information in order to gain access to our data. Like other companies, we have on occasion, and will continue to experience, threats to our data and systems, including malicious codes and viruses, and other cyber-attacks. The number and complexity of these threats continue to increase over time. Despite our efforts, we may fail to identify these new and complex methods of attack or fail to invest sufficient resources in security measures. In addition, as we increase our commercial activities and our brand becomes more widely known and recognized, we may become a more attractive target for malicious third parties. If a material breach of our security or that of our vendors occurs, the market perception of the effectiveness of our security measures could be harmed, we could lose business, and our reputation and credibility could be damaged. We could be required to expend significant amounts of money and other resources to repair or replace information systems or networks. Although we develop and maintain systems and controls designed to prevent these events from occurring, and we have a process to identify and mitigate threats, the development and maintenance of these systems, controls, and processes is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. Moreover, despite our efforts, the possibility of these events occurring cannot be eliminated entirely. Any breach of our security measures as a result of third-party action, employee negligence and/or error, malfeasance, defects, or otherwise that compromises the confidentiality, integrity, or availability of our data could result in:
•severe harm to our reputation or brand, or a material and adverse effect on the overall market perception of our technical and organizational measures to protect the confidentiality, integrity, and availability of our information;
•individual and/or class action lawsuits, which could result in financial judgments against us and which would cause us to incur legal fees and costs;
•legal or regulatory enforcement action, which could result in fines and/or penalties and which would cause us to incur legal fees and costs; and/or
•additional costs associated with responding to the interruption or security breach, such as investigative and remediation costs, the costs of providing individuals and/or data owners with notice of the breach, legal fees, the costs of any additional fraud or cyber detection activities, or the costs of prolonged system disruptions or shutdowns.
Any of these events could materially adversely impact our business and results of operations.
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
As of September 30, 2020, our executive officers and directors, combined with our stockholders who own more than 5% of our outstanding capital stock, beneficially own shares, in the aggregate, representing approximately 40% of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to exert significant influence over all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would have significant influence over the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:
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
Our stock price is likely to be volatile. The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. Our common stock is currently quoted on the Nasdaq Global Select Market under the symbol "DCPH." Since our common stock began trading on the Nasdaq Global Select Market on September 28, 2017, our stock has traded at prices as low as $15.15 per share and as high as $71.11 per share through September 30, 2020. Market prices for our common stock will be influenced by a number of factors, including:
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
•the level of expenses related to our drug or any of our drug candidates or clinical development programs;
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

DECIPHERA PHARMACEUTICALS, INC.

Date: November 5, 2020	By:	/s/ Thomas P. Kelly
Thomas P. Kelly Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
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