Form 10-K
period 2020-12-31
Deciphera Pharmaceuticals, Inc.
filed 2021-02-09
CIK 1654151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
FORM 10-K
______________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No ☒
As of June 30, 2020, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of Common Stock held by non-affiliates of the registrant computed by reference to the price of the registrant's Common Stock (based on the last reported sale price on the Nasdaq Global Select Market as of June 30, 2020) was $2,347,432,255. As of January 31, 2021, there were 57,625,943 shares of Common Stock, $0.01 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for its 2021 Annual Meeting of Stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant's fiscal year ended December 31, 2020, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Deciphera Pharmaceuticals, Inc.

Summary of Material Risks Associated with Our Business
Our business is subject to numerous risks and uncertainties that you should be aware of before making an investment decision. These risks include, but are not limited to, the following:
•There is no assurance that our commercialization efforts with respect to QINLOCK® (ripretinib), referred to as QINLOCK, will be successful or that we will be able to generate revenues at the levels or on the timing we expect, or at levels or on the timing necessary to support our goals.
•We have limited experience as a commercial company and the marketing and sale of QINLOCK or any future approved drugs may be unsuccessful or less successful than anticipated.
•If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals for our drug and drug candidates, including regulatory approval of QINLOCK for second-line GIST, or if we experience a delay in drug supply, we will not be able to commercialize our drug candidates or expand our marketing for QINLOCK in additional indications or geographies, and our ability to generate revenue will be materially impaired.
•Our reliance on sole source third-party suppliers could harm our ability to commercialize QINLOCK or any drug candidates that may be approved in the future.
•Our relationships with customers and third-party payors will be subject to applicable anti-kickback, fraud and abuse, and other healthcare laws and regulations, and health information privacy and security laws, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm, and diminished profits and future earnings.
•Failure to obtain or maintain adequate coverage and reimbursement for new or current products could limit our ability to market those products and decrease our ability to generate revenue.
•Recently enacted and future legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our drug candidates and decrease the prices we may obtain for our approved drug.
•QINLOCK or any current or future drug candidates, if successfully developed and approved, may cause undesirable side effects that limit the commercial profile or result in other significant negative consequences for approved products; or delay or prevent further development or regulatory approval with respect to drug candidates or new indications, or cause regulatory authorities to require labeling statements, such as boxed warnings.
•We face substantial competition, which may result in others discovering, developing, or commercializing products before or more successfully than we do.
•If the market opportunities for our approved drug or drug candidates are smaller than we estimate or if any approval that we obtain is based on a narrower definition of the patient population, our revenue potential and ability to achieve profitability will be adversely affected.
•The commercial success of QINLOCK, and of any future approved drugs, will depend upon the degree of market acceptance by physicians, patients, third-party payors, and others in the medical community.
•Our failure to obtain additional marketing approvals in foreign jurisdictions, including Europe, would prevent QINLOCK and our drug candidates from being marketed more extensively abroad, and any approval we are granted for QINLOCK or our drug candidates in the United States (U.S.) would not assure approval of QINLOCK or our drug candidates in foreign jurisdictions.
•QINLOCK and any drug candidate for which we obtain marketing approval will be subject to ongoing enforcement of post-marketing requirements and we could be subject to substantial penalties, including withdrawal of QINLOCK or any future approved product from the market, if we fail to comply with all regulatory requirements or if we experience unanticipated problems with QINLOCK or any future approved products, when and if any of them are approved. In addition, the terms of the marketing approval of QINLOCK, and any future approved products, and ongoing regulation of our products, may limit how we manufacture and market our products and compliance with such requirements may involve substantial resources, which could materially impair our ability to generate revenue.
•We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our drug and drug candidates.
•If we experience delays or difficulties in the enrollment of patients in clinical trials, including in our clinical trials of vimseltinib or rebastinib, our receipt of necessary marketing approvals could be delayed or prevented.
•If serious adverse events or unacceptable side effects are identified during the development of our drug or drug candidates, we may need to abandon or limit such development.

•We may not be able to obtain or, if granted, retain orphan drug exclusivity for our drug or drug candidates.
•The current pandemic of the novel coronavirus (COVID-19) may have a material adverse effect on our business, financial condition, and results of operations.
•We have incurred significant operating losses since our inception and have not generated substantial revenue from product sales. We expect to incur continued losses for the foreseeable future and may never achieve or maintain profitability.
•We have a limited operating history, have not successfully completed late-stage clinical trials for any drug candidate other than QINLOCK, and have not generated substantial revenue from product sales or profits. We may never achieve or sustain profitability.
•If we are unable to raise capital when needed, or on attractive terms, we could be forced to delay, reduce, or eliminate our research or drug development programs or commercialization efforts.
•We rely, and expect to continue to rely, on third parties to conduct our clinical trials and preclinical studies, and those third parties may not perform satisfactorily, or may experience delays in performing these services, including failing to meet deadlines for the completion of such trials or studies, which may harm our ability to obtain regulatory approval for or commercialize our approved drug and drug candidates and our business could be substantially harmed.
•Our reliance on third parties for the manufacture of our drug candidates for preclinical testing and clinical trials, and for the manufacture of QINLOCK for commercialization and clinical trials, increases the risk that we will not have sufficient quantities of our drug or drug candidates or such quantities at an acceptable cost or quality, which could delay, prevent, or impair our development or commercialization efforts.
•We may not be able to enforce our intellectual property rights throughout the world.
•If we are unable to obtain and maintain sufficient patent protection for our approved drug or drug candidates, or if the scope of the patent protection is not sufficiently broad, third parties, including our competitors, could develop and commercialize products similar or identical to ours, and our ability to commercialize our approved drug or drug candidates successfully may be adversely affected.
The summary risk factors described above should be read together with the text of the full risk factors below in the section entitled "Risk Factors" and the other information set forth in this Annual Report on Form 10-K (Form 10-K), including our consolidated financial statements and the related notes, as well as in other documents that we file with the U.S. Securities and Exchange Commission (SEC). The risks summarized above or described in full below are not the only risks that we face. Additional risks and uncertainties not precisely known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, results of operations, and future growth prospects.

FORWARD-LOOKING STATEMENTS
This Form 10-K contains forward-looking statements, which reflect our current views with respect to, among other things, our operations and financial performance. All statements other than statements of historical facts contained in this Form 10-K, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plan, objectives of management, and expected market growth are forward-looking statements. You can identify these forward-looking statements by the use of words such as "outlook," "believes," "expects," "potential," "continues," "may," "will," "should," "seeks," "approximately," "predicts," "intends," "plans," "estimates," "anticipates," or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under "Risk Factors" and include, among other things:
•our ability to successfully launch and commercialize QINLOCK for the treatment of adult patients with advanced gastrointestinal stromal tumor (GIST) who have received prior treatment with three or more kinase inhibitors, including imatinib, in the U.S., and any other jurisdictions where we may receive marketing approval in the future;
•the success, cost, and timing of our product development activities and clinical trials, including the timing of our ongoing Phase 3 study of QINLOCK for the treatment of patients with second-line GIST and results therefrom;
•our ability to obtain and maintain regulatory approval for QINLOCK or obtain and maintain regulatory approval for any of our current or future drug candidates, and any related restrictions, limitations, and/or warnings in the label of QINLOCK or any of our current or future drug candidates that may receive marketing approval;
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
•our plans to research, develop, and commercialize our drug candidates, including the timing of our ongoing Phase 3 study of QINLOCK for the treatment of patients with second-line GIST, and the timing of investigational new drug (IND) applications, and clearance thereof, for any new product candidates;
•the performance and experience of our licensee, Zai Lab (Shanghai) Co., Ltd. (Zai), to successfully develop and commercialize QINLOCK, if approved, in the People's Republic of China, Hong Kong, Macau, and Taiwan, also referred to as Greater China, under the terms and conditions of our license agreement and the performance of our distributors in other territories;
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
•our ability to attract and retain key scientific, medical, commercial, and management personnel;
•the accuracy of our estimates regarding expenses, future revenues, capital requirements, and needs for additional financing;
•the impact of global economic and political developments on our business, including economic slowdowns or recessions that may result from the outbreak of COVID-19, which could harm our commercialization efforts for QINLOCK as well as the value of our common stock and our ability to access capital markets;
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
These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included elsewhere in this Form 10-K and our prior filings with the SEC. You should read this Form 10-K and the documents that we have filed as exhibits to this Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. The forward-looking statements contained in this Form 10-K are made as of the date of this Form 10-K, and we undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.
NOTE REGARDING TRADEMARKS
The QINLOCK® word mark and logo are registered trademarks, and Deciphera and the Deciphera logo are trademarks, of Deciphera Pharmaceuticals, LLC.
We have, in certain cases, omitted the ®, ©, and ™ designations for these and other trademarks used in this Form 10-K. Nevertheless, all rights to such trademarks are reserved. These and other trademarks referenced in this Form 10-K are the property of their respective owners.

PART I
Except where the context otherwise requires or where otherwise indicated, the terms "Deciphera," "we," "us," "our," "our company," "the company," and "our business" refer to Deciphera Pharmaceuticals, Inc. and its consolidated subsidiaries.
ITEM 1.    BUSINESS
Overview
We are a biopharmaceutical company focused on discovering, developing, and delivering important new medicines to patients for the treatment of cancer. We are leveraging our proprietary switch-control kinase inhibitor platform and deep expertise in kinase biology to execute our strategy to develop a broad portfolio of innovative medicines. We have one approved drug, QINLOCK, which was developed through our proprietary platform. Beyond QINLOCK, we are developing three clinical-stage drug candidates and advancing our research-stage programs. We wholly own QINLOCK and all of our drug candidates with the exception of a development and commercialization out-license agreement for QINLOCK in Greater China. We are preparing for a potential launch of QINLOCK in Europe and we have entered, and intend in the future to enter, into select distributor arrangements to offer QINLOCK in geographies where we do not intend to distribute QINLOCK on our own, such as Australia and Canada.
QINLOCK - A Broad spectrum KIT and PDGFRA Inhibitor for GIST
On May 15, 2020, QINLOCK was approved by the U.S. Food and Drug Administration (FDA) for the treatment of adult patients with advanced GIST who have received prior treatment with three or more kinase inhibitors, including imatinib. In May 2020, we launched QINLOCK commercially in the U.S. In June 2020, QINLOCK was authorized for sale in Canada by Health Canada for the treatment of adult patients with advanced GIST who have received prior treatment with imatinib, sunitinib, and regorafenib. In July 2020, the Australian Therapeutic Goods Administration (TGA) approved QINLOCK for the treatment of adult patients with advanced GIST who have received prior treatment with three or more kinase inhibitors, including imatinib. In November 2020, we announced that we had entered into exclusive distribution agreements for QINLOCK in Canada, Israel, Australia, New Zealand, Singapore, Malaysia, and Brunei.
In July 2020, Zai, our licensee for QINLOCK in Greater China, announced that the China National Medical Products Administration (NMPA) accepted the New Drug Application (NDA) submission for QINLOCK for the treatment of adult patients with advanced GIST who have received prior treatment with three or more kinase inhibitors, including imatinib. In June 2019, we entered into a License Agreement (the Zai License Agreement), with Zai pursuant to which we granted Zai exclusive rights to develop and commercialize QINLOCK, including certain follow-on compounds (the Licensed Products), in Greater China.
In October 2020, a marketing authorisation application (EU MAA) for QINLOCK in fourth-line GIST was accepted for review by the European Medicines Agency (EMA). In January 2021, we announced that the Swiss Agency for Therapeutic Products (Swissmedic) accepted the marketing authorisation application (Swiss MAA) in Switzerland for QINLOCK in fourth-line GIST. We also announced plans to file a marketing authorisation application (U.K. MAA) in the United Kingdom (U.K.) for QINLOCK in fourth-line GIST. In preparation for a potential European approval of QINLOCK, we are actively engaged in building a direct commercial presence in key European markets and building a targeted infrastructure to commercialize QINLOCK, if approved. In January 2021, we also announced commencement of planning efforts for a bridging study for QINLOCK in Japan.
In addition, we are studying QINLOCK in our global pivotal Phase 3 study, INTRIGUE, in second-line GIST patients, comparing QINLOCK to sunitinib. The study is being conducted at 122 investigational sites in 22 countries. We successfully completed enrollment of 453 patients in INTRIGUE and expect to announce top-line results from INTRIGUE in the second half of 2021. We are also studying QINLOCK in an ongoing Phase 1 study in patients with different stages of GIST following treatment with at least one systemic anticancer therapy, such as imatinib. We believe QINLOCK has the potential to play an even broader role than in the fourth-line setting in the treatment of GIST, and we are planning further clinical development to explore this potential.
Beyond QINLOCK, we are developing three clinical-stage drug candidates: vimseltinib (DCC-3014), rebastinib, and DCC-3116.

Vimseltinib (DCC-3014) – CSF1R Kinase Inhibition for Tenosynovial Giant Cell Tumor (TGCT)
Vimseltinib is an investigational, orally administered, potent, and highly-selective inhibitor of the colony stimulating factor 1 receptor (CSF1R). We are currently studying vimseltinib in an open-label Phase 1/2 study designed to evaluate the safety, efficacy, pharmacokinetics (PK), and pharmacodynamics (PD) of vimseltinib in patients with malignant solid tumors as well as patients with TGCT. The dose escalation portion of the study is designed to determine a Phase 2 dose for the expansion portion of the study. Based on the results of the dose escalation study, in November 2020, we announced the selection of a Phase 2 dose and initiated the expansion portion of the study with vimseltinib in patients with symptomatic TGCT not suitable for surgery. We are continuing to enroll TGCT patients in cohort 9 of the dose escalation portion of the study to complete enrollment in this cohort. In November 2020, we also announced updated preliminary data from the ongoing dose escalation portion of the study of vimseltinib in patients with TGCT. We expect to present updated data for vimseltinib in the second half of 2021.
Rebastinib – TIE2 Kinase Inhibition for Advanced or Metastatic Solid Tumors
Rebastinib is a potential first-in-class investigational, orally administered, potent, and selective inhibitor of the TEK tyrosine kinase (TIE2). TIE2 is the receptor for angiopoietins ANG-1 and ANG-2, an important family of vascular growth factors. TIE2 receptors are expressed on endothelial cells and angiogenic macrophages promoting the survival, maturation, and functional integrity of the vasculature and play a key role in regulating tumor angiogenesis, invasiveness, and metastasis. Rebastinib binds potently into the switch pocket of TIE2, stabilizing the inhibitory switch and displacing the activation switch to block TIE2 signaling. We are currently studying rebastinib in two Phase 1b/2 studies in combination with chemotherapy, one with paclitaxel and one with carboplatin. In October 2018, we initiated an open-label, multicenter, Phase 1b/2 study of rebastinib in combination with paclitaxel to assess safety, tolerability, PK, and efficacy in patients with advanced or metastatic solid tumors. In January 2019, we initiated an open-label, multicenter, Phase 1b/2 study of rebastinib in combination with carboplatin in patients with advanced or metastatic solid tumors. Both studies have two parts. Part 1 of each study was designed to select a combination dose of rebastinib with each chemotherapy agent. Part 2 of each study was designed as a Simon 2-stage design; in Stage 1, the combinations are being evaluated in multiple solid tumor cohorts in up to 18 patients each. If there are more than four responses in a cohort, that cohort is expanded to include up to a total of 33 patients. In January 2020, we selected a Phase 2 dose for, and activated, Part 2 of the Phase 1b/2 study of rebastinib in combination with carboplatin. In May 2020, we announced that in Part 2 of the study of rebastinib in combination with paclitaxel, we observed the required number of responses in Part 2, Stage 1 in both the endometrial and platinum-resistant ovarian cancer cohorts, triggering the expansion of enrollment in these cohorts. In addition, based on the clinical activity observed in Part 1, we added a cohort for patients with carcinosarcoma in Part 2 of the study of rebastinib in combination with paclitaxel. We expect to present updated data from the study of rebastinib in combination with paclitaxel for patients with endometrial cancer in the second quarter of 2021 and for patients with platinum-resistant ovarian cancer (PROC) in the second half of 2021.
DCC-3116 – ULK Kinase Inhibition for Mutant RAS/RAF Cancers
DCC-3116 is a potential first-in-class investigational potent and selective ULK kinase inhibitor discovered using our novel switch-control kinase inhibitor platform. DCC-3116 is designed to inhibit autophagy, a key tumor survival mechanism in cancer cells, by inhibiting the ULK 1/2 kinases, which have been shown to be the initiating factors that activate autophagy. In January 2021, we announced plans to initiate a Phase 1 study of DCC-3116 in the second quarter of 2021 under our IND for DCC-3116, submitted in the fourth quarter of 2020 and cleared by the FDA.
Discovery Platform – Switch-Control Kinase Inhibition
We believe our proprietary switch-control kinase inhibitor platform, supported by our experienced management team, enables us to develop advanced, differentiated kinase inhibitors that may provide significant benefits to patients with cancer. We continue to work on potential new drug candidates for undisclosed targets.
Kinase inhibitors are an important class of cancer therapies. Despite the success of this drug class, there remains a significant opportunity for advanced kinase inhibitors that address the shortcomings of current therapies, including limited durability of response caused by development of resistance mutations and off-target toxicities that limit dose and, consequently, target inhibition. In addition, currently approved kinase inhibitors target fewer than 10% of the over 500 known human kinases. There remains a substantial opportunity to develop novel inhibitors that target therapeutically relevant kinases.
Our proprietary switch-control kinase inhibitor platform combines our deep insight into the biology of kinases with our library of drug-like compounds that we designed to interact with specific regions of the kinase regulating switch function. The transformation of a kinase from a switched-off, or inactivated, state to a switched-on, or activated, state is dependent upon the interaction of one region of the kinase called the activation switch with another region called the switch pocket. The interaction between the activation switch and the switch pocket is a common mechanism among all kinases; however, the molecular structure of the activation switch and the switch pocket varies among kinases allowing for the rational design of molecules that inhibit a specific kinase or specific kinases. An extension of our platform has been shown to enable the design of switch-control inhibitors for serine/threonine kinases that utilize other kinase domain regions for switch regulation/activation, including the C-helix, P-loop, and catalytic amino acid residues.
Our drug candidates directly target the conformation-controlling switch that kinases rely on for activation and are designed to inhibit the kinase from switching on. By using our proprietary approach to target the switch pocket, we believe we can design inhibitors that are more broadly active against the target kinase, covering both wild-type, or non-mutant, and mutant forms, or that are spectrum-selective against several chosen kinases, all while minimizing off-target toxicity. We believe that our drug candidates may contribute to higher activity than currently available kinase inhibitors even upon accumulation of mutations that would render the kinase resistant to other kinase inhibitors. Our drug candidates bind directly into the switch pocket at the site where the activation switch binds. As a result, the dual inhibitory mechanism of action of our platform is designed to provide broad in vitro inhibition of KIT and PDGFRA kinase activity, including wild type and multiple primary and secondary mutations.
We believe the results observed in patients treated with QINLOCK provide strong evidence of our ability to discover and develop novel potential medicines to meet unmet medical needs using our proprietary switch-control kinase inhibitor platform. We designed QINLOCK to inhibit the full spectrum of the known mutant or amplified KIT and PDGFRA kinases that drive cancers such as GIST and believe the positive results from both the Phase 1 study and Phase 3 INVICTUS study demonstrate QINLOCK's differentiated profile. We believe that the rapid clinical development and subsequent FDA approval of QINLOCK, in only four and a half years (from dosing the first patient until receiving FDA approval), highlights our drug development capabilities that we believe will benefit our continued development of QINLOCK as well as the development of our other clinical and research-stage programs.
We have assembled a management team with extensive experience in the discovery, development, and commercialization of cancer therapeutics, including in senior roles at leading pharmaceutical companies. We are supported by our board of directors and specialized scientific advisory boards, who contribute their deep understanding of drug discovery and development, as well as expertise in building public companies and business development. We believe that our team is ideally positioned to leverage our highly differentiated platform to develop and, if approved, commercialize advanced kinase inhibitors that will have significant benefit for patients with cancer.
Our Strategy
Our objective is to discover, develop and deliver important new medicines to patients for the treatment of cancer. The principal components of our strategy include:
•Successfully commercialize QINLOCK in the U.S., and continue to build our global commercial capability as we actively prepare to bring QINLOCK to eligible patients around the world, including in Europe, if approved.
•Expand the market opportunity for QINLOCK through clinical development in second-line GIST and potentially other areas of GIST treatment.
•Continue to develop vimseltinib as a potential single agent therapy for the treatment of TGCT.
•Continue to develop rebastinib as a combination therapy in solid tumor cancers.
•Develop DCC-3116, our ULK kinase inhibitor, for the potential treatment of RAS or RAF mutant cancers.
•Advance our discovery efforts using our switch-control kinase inhibitor platform.
•Evaluate strategic opportunities to accelerate development timelines and maximize the commercial potential of our drug candidates.
•Foster a values-based culture that embraces diversity and advances our patient-focused mission.
Kinases and their Role in Cellular Function
Kinases play an important role in regulating cellular functions and the communication of cells with their environments. When dysregulated, kinases contribute to the development and progression of diseases including cancer and inflammatory and autoimmune diseases. Despite the success of kinase inhibitors as a drug class, the therapeutic potential of individual kinase inhibitors has been limited by the development of drug resistance and by poor potency and selectivity profiles that lead to off-target toxicities or diminished efficacy. In addition, currently approved kinase inhibitors target fewer than 10% of the over 500 known human kinases. We believe there is a substantial opportunity to develop novel kinase inhibitor therapies.

Within almost all kinases, a molecular control known as the activation switch governs whether the kinase is in the inactive or the active state. Most of the time kinases are in an inactive state and are triggered into the active state when they are needed to direct normal cellular functions. In cancer, mutations within kinases, particularly those that involve the activation switch region, can cause uncontrolled kinase signaling within the cell. In addition, kinases may acquire further mutations during treatment with traditional kinase inhibitors that confer resistance to these kinase inhibitors. We designate the region of the gene that encodes the kinase, or exon, when referring to a particular mutation. Kinase activity also may be amplified through the aberrant development of multiple copies of the relevant gene. These aggressively activated mutated or amplified kinases can drive rapid, uncontrolled growth and spread of tumors. Additionally, wildtype kinases (not mutationally activated) in cancer cells or in various cell types in the tumor microenvironment can be co-opted by tumors or malignancies to enable growth, survival, or metastases.
Our Approach: Switch-Control Kinase Inhibitors
We created our diverse pipeline of drug candidates entirely in-house using our proprietary switch-control kinase inhibitor platform. We developed our platform based on our deep insight into the biology of kinases, which are regulated by control of their shape, or conformation. The transformation of a kinase from an inactive to an activated state is dependent upon the interaction of one region of the kinase called the activation switch with another region called the switch pocket. This activation switch mechanism is common among kinases. Some kinases also can be activated if the activity of an inhibitory switch that ordinarily blocks the ability of the activation switch to interact with the switch pocket is diminished or lost. Our drug candidates, which we refer to as switch-control kinase inhibitors, directly interfere with the interaction between the activation switch and the switch pocket and prevent kinase activation. While the interaction between the activation switch and the switch pocket is common among kinases, the molecular structure of the activation switch and the switch pocket varies among kinases. We take advantage of this variation to design molecules that inhibit a specific kinase or kinases. An extension of our platform has been shown to enable the design of switch-control inhibitors for serine/threonine kinases that utilize kinase regions other than the activation loop for switch regulation/activation, including the C-helix, P-loop, or catalytic amino acid residues. This expanded platform enables the design of switch-control inhibitors that bind a kinase in either a Type II state (DFG-out) or a Type I state (DFG-in).
Our proprietary switch-control kinase inhibitor platform includes a library of drug-like, switch-control kinase compounds. We have determined and assessed more than 100 co-crystal structures where our compounds are bound into the switch pocket of specific kinases. We use this information to identify and optimize candidate molecules that are specifically designed to interact with the switch pocket. By directly targeting the switch pocket, we believe we can design inhibitors that will be broadly active against the target kinase, covering both wild-type and many or all of the known mutant or amplified forms, or spectrum-selective towards several chosen kinases.
Using our switch-control kinase inhibitor platform, we have developed a diverse pipeline of differentiated, orally administered drug candidates that include three clinical-stage, and ongoing research-stage, programs, in addition to our approved drug, QINLOCK. Our switch-control kinase inhibitors are designed to interact at a molecular level that is distinct from other kinase inhibitors. We believe our drug candidates may contribute to higher activity than currently available kinase inhibitors, including where multiple mutations confer resistance to these other kinase inhibitors. In addition, because our drug candidates are designed to bind directly into the switch pocket or other switch-control regions, we believe mutations in these switch regulating regions that could potentially diminish the activity of our drug candidates are likely to result in a weakly activated or inactive kinase.

The image below illustrates activation of the switch pocket and how our switch-control kinase inhibitors are designed to embed into the switch pocket thereby inhibiting switch activation.

Switched on: Kinase active	Switched off: Kinase inactive
While we believe that our proprietary switch-control kinase inhibitor platform offers the benefits described above, there are certain limitations of our platform, including its inability to control inhibition of certain kinases that interfere with access to the switch pocket, including cyclin dependent kinases and specific kinases in the MAP kinase family (MEK and ERK), which constitute less than 10% of the over 500 known human kinases as well as the inability of our laboratory assays to support high-throughput screening, resulting in limitations on the number of molecules that can be screened.
Our Drug and Drug Candidates
We are leveraging our proprietary switch-control kinase inhibitor platform to develop a pipeline of highly selective, potent small molecule drug candidates that are designed to directly inhibit activation of kinases implicated in the growth and spread of tumors. Our platform allows us to rapidly identify new drug candidates to enter preclinical development. We wholly own QINLOCK and all of our drug candidates with the exception of a development and commercialization out-license agreement for QINLOCK in Greater China, including the lead programs summarized in the following figure:

QINLOCK: A Broad spectrum KIT and PDGFRA Inhibitor for GIST
QINLOCK is an orally administered switch-control kinase inhibitor developed for the treatment of GIST. While approved kinase inhibitors control certain initiating and drug resistance-causing mutations in KIT and PDGFRA, the kinases that drive disease progression in most GIST patients, these approved drugs fail to inhibit all known mutations. We designed QINLOCK to improve the treatment of GIST patients by inhibiting the full spectrum of the known mutations in KIT and PDGFRA. QINLOCK is a KIT and PDGFRA switch-control kinase inhibitor that blocks initiating and resistance KIT mutations in exons 9, 11, 13, 14, 17, and 18 known to be present in GIST patients. QINLOCK similarly inhibits the primary initiating PDGFRA mutations occurring in exons 12 and 18 and also inhibits wild-type PDGFRA that is subject to amplification in cancers.
On May 15, 2020, QINLOCK was approved by the FDA for the treatment of adult patients with advanced GIST who have received prior treatment with three or more kinase inhibitors, including imatinib. Following FDA approval of QINLOCK, in May 2020, we commenced sales and marketing of QINLOCK in the U.S.
In June 2020, QINLOCK was authorized for sale in Canada by Health Canada for the treatment of adult patients with advanced GIST who have received prior treatment with imatinib, sunitinib, and regorafenib. In July 2020, the Australian TGA approved QINLOCK for the treatment of adult patients with advanced GIST who have received prior treatment with three or more kinase inhibitors, including imatinib. In November 2020, we announced that we had entered into exclusive distribution agreements for QINLOCK in Canada, Israel, Australia, New Zealand, Singapore, Malaysia, and Brunei.
In July 2020, Zai, our licensee for QINLOCK in Greater China, announced that the NMPA accepted the NDA submission for QINLOCK for the treatment of adult patients with advanced GIST who have received prior treatment with three or more kinase inhibitors, including imatinib. In June 2019, we entered into the Zai License Agreement with Zai pursuant to which we granted Zai exclusive rights to develop and commercialize the Licensed Products in Greater China.
In October 2020, an EU MAA for QINLOCK in fourth-line GIST was accepted for review by the EMA. In January 2021, we announced that Swissmedic accepted a Swiss MAA for QINLOCK in fourth-line GIST. We also announced plans to file a U.K. MAA for QINLOCK in fourth-line GIST. In preparation for a potential European approval of QINLOCK, we are actively engaged in building a direct commercial presence in key European markets and building a targeted infrastructure to commercialize QINLOCK, if approved. In January 2021, we also announced commencement of planning efforts for a bridging study for QINLOCK in Japan. We, or our partners, are also pursuing marketing approval of QINLOCK in our other international target markets.
In addition, we are studying QINLOCK in our global pivotal Phase 3 study, INTRIGUE, in second-line GIST patients, comparing QINLOCK to sunitinib. The study is being conducted at 122 investigational sites in 22 countries. We successfully completed enrollment of 453 patients in INTRIGUE. We expect to announce top-line results from INTRIGUE in the second half of 2021 and, if positive, we plan to submit a supplemental NDA to the FDA for approval of QINLOCK for the treatment of second-line GIST patients in the U.S., and similar applications in Europe and other major markets. We are also studying QINLOCK in an ongoing Phase 1 study in patients with different stages of GIST, following treatment with at least one systemic anticancer therapy, such as imatinib. We believe QINLOCK has the potential to play an even broader role than in the fourth-line setting in the treatment of GIST, and we are planning further clinical development to explore this potential.
Market Opportunity in GIST
GIST is the most common sarcoma of the gastrointestinal tract and is commonly localized to the stomach and small intestine. GIST can occur at any age, but is more common in individuals aged over 50 years. According to the American Cancer Society, in 2020 approximately 4,000 to 6,000 patients were newly diagnosed with GIST in the U.S. Estimates for 5-year survival range from 52% to 94% depending upon the stage of the disease at diagnosis.
GIST is a disease driven initially by primary mutations in KIT kinase in approximately 80% of cases or in PDGFRA kinase in approximately 5% to 10% of cases. In approximately 10% to 15% of all GIST patients, the disease is not driven by KIT or PDGFRA but by other genetic mutations or alterations. Primary mutations in the KIT gene are found in exon 11 in approximately 67% of GIST patients, in exon 9 in approximately 10% of GIST patients, and less frequently in exon 13 or 17. Primary mutations in the PDGFRA gene are found in exon 18 (a mutation referred to as D842V being the most frequent) in approximately 6% of GIST patients and more rarely in exon 12. Activation of these kinases caused by primary mutations leads to uncontrolled cancer cell growth and spread.

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
The complex heterogeneity of KIT mutations within individual tumors and individual patients is a major cause of resistance to existing therapies, which individually only address a subset of the mutations driving disease progression. A kinase inhibitor that could inhibit a broad spectrum of clinically relevant KIT mutations could be of high therapeutic value in the treatment of KIT-driven GIST in patients who are unresponsive to treatment or have grown resistant to treatment. We believe our design of QINLOCK as a dual switch-control tyrosine kinase inhibitor (TKI) of KIT and PDGFRA may make the appearance of secondary mutations less likely after treatment than with a traditional kinase inhibitor.
First-line Treatments For GIST
Patients diagnosed early with localized GIST generally undergo surgical resection of their tumors. In surgically resected patients considered at a high risk of recurrence and in unresectable or metastatic patients, the kinase inhibitor imatinib is the only approved first-line therapy in the U.S., other than avapritinib, which is approved in the U.S. for GIST patients with PDGFRA exon 18 mutations only (estimated to be approximately 6% of all patients with newly-diagnosed GIST). Imatinib is typically prescribed in doses of 400 mg or 800 mg daily. Tumors are usually measured by CT scan and changes in size characterized by Response Evaluation Criteria in Solid Tumors (RECIST). RECIST criteria define a partial response (PR) as tumor size reduction of 30% or more, a complete response (CR) as tumor size reduced by 100%, and disease progression as an increase in tumor size by 20% or more. RECIST criteria define stable disease (SD) as neither qualifying for PR nor for disease progression. In one Phase 3 trial of GIST patients with unresectable or metastatic disease treated with imatinib, CRs were seen in only about 5% of patients dosed at 400 mg once daily (QD) and aggregate CRs and PRs, which is defined as best tumor response rate, were seen in approximately 45% of these patients. Patients with PDGFRA-driven GIST are mostly insensitive to imatinib and generally fail to respond to therapy. While imatinib generally is well-tolerated, in one clinical study involving patients receiving 400 mg of imatinib daily, 43% experienced one or more grade 3 to 5 adverse events, 16% underwent dose reductions, and 38% interrupted treatment. Among patients treated with 800 mg of imatinib daily, 58% had dose reductions, and 59% had interrupted treatment.
Disease progression in advanced GIST is often due to secondary mutations in KIT or PDGFRA that cause resistance to first-line treatment. Although imatinib is effective against KIT mutations in exon 11 and has some limited efficacy against exon 9 mutations when the dose is increased from 400 mg to 800 mg daily, secondary mutations in KIT in exons 13, 14, 17, and 18 or most primary mutations in PDGFRA confer resistance to imatinib. While more than 80% of GIST patients will see some clinical benefit from imatinib monotherapy, and a small portion of patients have shown progression-free survival (PFS) up to ten years, greater than 50% of patients will develop disease progression by two years, and 90% at ten years. Of the approximately 4,000 to 6,000 GIST patients that are reported as newly diagnosed each year in the U.S., we estimate that about 65% will experience metastatic disease and 90% will receive first-line treatment with imatinib.
Second- and Third-line Treatments For GIST
In KIT-driven GIST patients who progress on imatinib, the clinical goal is stabilization of their disease. Objective responses, as judged by a RECIST-defined decrease in the size of measurable lesions, are rare and increasingly considered on their own to be poor surrogates for clinical benefit in second- and third-line patients. The FDA recognized endpoint for approval of the two approved agents for second- and third-line therapies in GIST was time-to-tumor-progression (TTP) and PFS, respectively. We believe that the rate of disease control, which includes patients with SD and PRs and CRs, is an appropriate measure of clinically relevant activity and a likely predictor of PFS and durability of treatment. In GIST patients who progress on imatinib, second-line therapy is typically sunitinib, which was approved in 2006 for patients with GIST who had disease progression following treatment with, or intolerance to, imatinib. Sunitinib has greater activity against mutations in KIT exon 9 compared to imatinib and less activity against mutations in KIT exon 11. Additionally, sunitinib shows activity against KIT exon 13 and 14 mutations, but is not active against mutations in exon 17 and 18. Only about half of GIST patients show benefit on sunitinib therapy and the reported TTP is 6.1 months. Unlike treatment with imatinib in first-line therapy, sunitinib rarely produces CRs or PRs per RECIST (on a confirmed and centrally read basis), as shown by the objective response rate (ORR) of approximately 7%. Approximately 5% to 10% of GIST patients on sunitinib experienced each of the following grade 3 or 4 adverse events: hypertension, diarrhea, fatigue, asthenia, and hand-foot syndrome. In two large retrospective studies of sunitinib in GIST, 20% of patients experienced adverse events leading to treatment discontinuation. The emergence of KIT mutations in exon 17 or 18 confers resistance to sunitinib.
In 2013, regorafenib received marketing approval in the U.S. for the treatment of adults with metastatic and unresectable GIST who have experienced disease progression on, or intolerance to, imatinib and sunitinib. In addition to being active against KIT mutations in exon 11, regorafenib was the only approved therapy with activity against a subset of KIT mutations in exon 17, at the time of its approval. However, regorafenib does not inhibit all KIT mutations in exon 17 or 18. The reported median PFS with regorafenib is 4.8 months. Similar to treatment with sunitinib, regorafenib rarely produces CRs or PRs per RECIST as shown by the ORR of approximately 4.5%. Approximately 61% of GIST patients on regorafenib experienced at least one grade 3 or 4 adverse event including, hypertension (23%), hand-foot syndrome (20%), and diarrhea (5%). Regorafenib also has shown increased liver toxicity. Liver function tests are recommended prior to initiation of therapy and periodically over the first two months of treatment.
The following table shows reported PFS, ORR, overall survival, all as per RECIST, for imatinib, sunitinib, regorafenib, and QINLOCK in first-line, second-line, third-line, and fourth-line GIST, respectively, based upon the published results of registrational trials that were presented to the FDA for approval of these drugs.
Notes: HR=hazard ratio; mOS=median overall survival; mPFS=median progression free survival. (1) American Cancer Society, Key Statistics for Gastrointestinal Stromal Tumors, Accessed December 18, 2020; (2) Gleevec [package insert]. East Hanover, NJ: Novartis Pharmaceuticals Corp; 2020; (3) Gastrointestinal Stromal Tumor Meta-Analysis Group (MetaGIST). J Clin Oncol. 2010; 28:1247-1253; (4) Sutent [package insert]. New York, NY: Pfizer; 2020, mPFS and mOS converted from weeks to months; (5) Garrett CR, et al. Poster presented at: Connective Tissue Oncology Society: November 13-15, 2008; London, U.K. Abstract 35049; (6) Internal Deciphera estimates of annual new treatment-eligible patients are based on analyses of U.S. claims data; eligible patients for 3rd and 4th lines exclude the estimated proportion of patients across lines that die, discontinue oncology treatment, or enter clinical trial and, therefore, are not eligible for treatment. Estimates are inherently uncertain; (7) Stivarga [package insert]. Germany: Bayer Healthcare; 2020; (8) QINLOCK [package insert]. Waltham, MA: Deciphera Pharmaceuticals; 2020; (9) Ayvakit [package insert]. Cambridge, MA: Blueprint Medicines Corp; 2020; (10) Lopes LF, Bacchi CE. J Cell Mol Med. 2010;14:42-50.
While imatinib, sunitinib, and regorafenib inhibit certain clinically relevant initiating and drug resistance-causing mutations in KIT, these approved drugs, in addition to avapritinib, each inhibit only a limited subset of KIT and PDGFRA mutations known to occur in GIST patients. Although GIST patients may experience periods of disease control with these treatments, due to the heterogeneous nature of the mutations that drive the disease, many patients continue to progress and ultimately fail all lines of treatment. Of the approximately 4,000 to 6,000 GIST patients newly diagnosed each year in the U.S., we estimate that about 65% will experience metastatic disease. We estimate that the annual new treatment-eligible population of second-line GIST patients in the U.S. is approximately 2,000. We estimate that the annual new treatment-eligible population of third-line GIST patients in the U.S. is approximately 1,400 to 1,600 and we estimate that the annual new treatment-eligible population of fourth-line GIST patients in the U.S. is approximately 1,000 to 1,300. These treatment eligible patient estimates exclude the estimated proportion of patients that die, discontinue treatment, or enter a clinical trial and, therefore, are not eligible for treatment; for later lines of therapy, we expect a similar drop-off rate. These estimates, which are based on our recent analyses of U.S. claims data, are inherently uncertain. We estimate the annual incidence of new patients with GIST to be approximately 4,000 to 6,000 in what is referred to as the EU5, which includes Germany, France, Italy, Spain, and the U.K. Treatment of GIST patients who are resistant to or intolerant of these approved second- and third-line drugs remains an area of high unmet medical need. In addition, avapritinib is the only currently approved therapeutic option specifically for PDGFRA-driven GIST that potently inhibits D842V mutations, which is the most common PDGFRA mutation. We estimate that the annual incidence of new patients with PDGFRA-driven GIST in the U.S. and in Europe and Japan combined is approximately 400 and 700, respectively. In preclinical assays, QINLOCK is potently active against the D842V mutation and other PDGFRA primary mutations. We believe that QINLOCK may offer a potential treatment for these patients in addition to those patients who failed currently approved kinase inhibitors.
Clinical Development of QINLOCK
Phase 3 INVICTUS Study in Fourth-Line and Fourth-Line Plus GIST
On May 15, 2020, QINLOCK was approved by the FDA for the treatment of adult patients with advanced GIST who have received prior treatment with three or more kinase inhibitors, including imatinib. The FDA's approval of QINLOCK was based on our NDA submission in December 2019, which was reviewed under the FDA's Oncology Center of Excellence (OCE) pilot program, Real-Time Oncology Review (RTOR) and the FDA's Project Orbis initiative, and granted priority review. Our NDA submission was based on positive results from our first Phase 3 study, INVICTUS, in patients with fourth-line and fourth-line plus GIST. Following the FDA approval of QINLOCK, in May 2020, we commenced sales and marketing of QINLOCK in the U.S.
In December 2019, we filed a New Drug Submission (NDS) with Health Canada and a market authorisation application (AUS MAA) with the TGA in Australia for QINLOCK in advanced GIST under Project Orbis. Project Orbis is an initiative of the FDA's OCE, and, according to the FDA, provides a framework for concurrent submission and review of oncology products among international partners. According to the FDA, collaboration among international regulators may allow patients with cancer to receive earlier access to products in other countries where there may be significant delays in regulatory submissions, regardless of whether the product has received FDA approval. In June 2020, QINLOCK was authorized for sale in Canada by Health Canada for the treatment of adult patients with advanced GIST who have received prior treatment with imatinib, sunitinib, and regorafenib. In July 2020, the TGA approved QINLOCK for the treatment of adult patients with advanced GIST who have received prior treatment with three or more kinase inhibitors, including imatinib. In November 2020, we announced that we had entered into exclusive distribution agreements for QINLOCK in Canada, Israel, Australia, New Zealand, Singapore, Malaysia, and Brunei.
In July 2020, Zai, our licensee for QINLOCK in Greater China, announced that the NMPA accepted the NDA submission for QINLOCK for the treatment of adult patients with advanced GIST who have received prior treatment with three or more kinase inhibitors, including imatinib.
In October 2020, an EU MAA for QINLOCK in fourth-line GIST was accepted for review by the EMA. In January 2021, we announced that Swissmedic accepted a Swiss MAA for QINLOCK in fourth-line GIST. We also announced plans to file a U.K. MAA for QINLOCK in fourth-line GIST. In preparation for a potential European approval of QINLOCK, we are actively engaged in building a direct commercial presence in key European markets and building a targeted infrastructure to commercialize QINLOCK, if approved. In January 2021, we also announced commencement of planning efforts for a bridging study for QINLOCK in Japan. We, or our partners, are also pursuing marketing approval of QINLOCK in our other international target markets.
The INVICTUS Phase 3 study is an international, multicenter, randomized, double-blind, placebo-controlled trial to evaluate the safety, tolerability, and efficacy of QINLOCK compared to placebo in patients with advanced GIST whose previous therapies have included at least imatinib, sunitinib, and regorafenib. The primary efficacy endpoint is PFS based on disease assessment by blinded independent central review (BICR) using modified RECIST 1.1 criteria. The key secondary endpoint is ORR based on BICR. Additional secondary endpoints include overall survival (OS), time to progression, time to best response, PFS by investigator assessment, quality of life, and safety.

In the INVICTUS study, QINLOCK demonstrated a median PFS of 6.3 months (27.6 weeks) compared to 1.0 month (4.1 weeks) in the placebo arm and significantly reduced the risk of disease progression or death by 85% (HR of 0.15, 95% Confidence Interval (0.09,0.25), p-value <0.0001) compared to placebo. This PFS benefit was consistent across all assessed patient subgroups.
For the key secondary endpoint of ORR as determined by BICR using modified RECIST, QINLOCK demonstrated an ORR of 9.4% compared with 0% for placebo (p-value=0.0504), which was not statistically significant. As of the cutoff date of May 31, 2019, the median duration of response had not been reached with seven of the eight patients still responding to treatment. All responders had PRs.
QINLOCK also showed a clinically meaningful improvement over placebo in terms of the secondary endpoint of OS (median OS 15.1 months with QINLOCK compared to 6.6 months with placebo, HR = 0.36, 95% Confidence Interval (0.21,0.62), nominal p-value=0.0004). According to the pre-specified hierarchical testing procedure of the endpoints, the hypothesis testing of OS cannot be formally conducted unless the test of ORR is statistically significant. Since statistical significance was not achieved for ORR, the hypothesis testing of OS was not formally performed. The OS data for the placebo arm includes patients taking placebo who, following progression, were crossed-over to QINLOCK treatment.
QINLOCK was generally well tolerated and associated with an acceptable safety profile. The most common adverse reactions (≥20%) in patients treated with QINLOCK were alopecia, fatigue, nausea, abdominal pain, constipation, myalgia, diarrhea, decreased appetite, PPES, and vomiting. Grade 3 or 4 treatment-emergent adverse events (TEAEs) occurred in 42 patients (49%) on the QINLOCK arm compared to 19 patients (44%) on the placebo arm. Grade 3 or 4 TEAEs in greater than 5% of patients in the QINLOCK arm were anemia (9%; n=8), abdominal pain (7%; n=6), and hypertension (7%; n=6). Grade 3 or 4 TEAEs in greater than 5% of patients in the placebo arm were anemia (14%; n=6). The most common grade 3 or 4 laboratory abnormalities (≥4%) were increased lipase and decreased phosphate. Serious adverse events (SAEs) occurred in 31% of patients who received QINLOCK. SAEs that occurred in >2% of patients were abdominal pain (4.7%), anemia (3.5%), nausea (2.4%), and vomiting (2.4%).
TEAEs leading to dose reduction occurred in 7% of patients on the QINLOCK arm compared to 2% on the placebo arm. TEAEs leading to dose interruption occurred in 24% of patients on the QINLOCK arm compared to 21% on the placebo arm. TEAEs leading to study treatment discontinuation occurred in 8% of patients on the QINLOCK arm compared to 12% of patients on the placebo arm. TEAEs leading to death occurred in 6% of patients on the QINLOCK arm compared to 23% on the placebo arm.
Phase 3 INTRIGUE Study in Second-Line GIST
In December 2018, we initiated a pivotal Phase 3 study, INTRIGUE, to evaluate the efficacy and tolerability of QINLOCK compared to sunitinib in second-line GIST patients. The study is being conducted at 122 investigational sites in 22 countries. We successfully completed enrollment of 453 patients in INTRIGUE. We expect to announce top-line results for INTRIGUE in the second half of 2021 and, if positive, we plan to submit a supplemental NDA for approval of QINLOCK for the treatment of patients with second-line GIST in the U.S., and similar applications in Europe and other major markets.
The INTRIGUE Phase 3 study is an interventional, randomized, global, multicenter, open-label study to evaluate the safety, tolerability, and efficacy of QINLOCK compared to sunitinib in patients with GIST previously treated with imatinib. Patients are randomized 1:1 to either 150 mg of QINLOCK once daily or 50 mg of sunitinib once daily for four weeks followed by two weeks without sunitinib. The primary efficacy endpoint is PFS as determined by independent radiologic review using modified RECIST. Secondary endpoints as determined by independent radiologic review using modified RECIST include ORR and OS. As an event-driven study, the analysis of the primary endpoint for INTRIGUE will occur once a pre-specified number of events, defined as death or disease progression events based on independent radiologic review using modified RECIST, has occurred.
Ongoing Phase 1 Expansion Study of QINLOCK in GIST
We have an ongoing Phase 1 study of QINLOCK in patients with different stages of GIST following treatment with at least one systemic anticancer therapy, such as imatinib. We completed the dose escalation stage of the Phase 1 study, focused on evaluating the safety, tolerability, and maximum tolerated dose (MTD) of QINLOCK, and determined a Phase 2 dose. In the expansion stage, the starting dose for QINLOCK is 150 mg QD. Patients who have disease progression by specified response criteria in the expansion stage may escalate to the higher daily dose (150 mg twice daily (BID)) of QINLOCK after completion of the second cycle. Enrollment in our Phase 1 study is complete and we continue to monitor ongoing patients.

In addition, we believe QINLOCK has the potential to play an even broader role than in the fourth-line setting in the treatment of GIST, and we are planning further clinical development to explore this potential.
We published updated results from our ongoing Phase 1 study of QINLOCK in patients with second-line through fourth-line plus GIST in the Journal of Clinical Oncology in August 2020, and in related releases. These results included data from 142 GIST patients in the escalation and expansion phases of the study receiving 150 mg QD of QINLOCK as the starting dose, which is the dose being administered in our INVICTUS and INTRIGUE registration-enabling studies, as of an August 31, 2019 data cutoff date. The results were consistent with those previously presented at the 2019 AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics. The table below includes local, investigator-assessed ORR by best response as determined by modified RECIST, median duration of response, and mPFS.

Line of Therapy	2nd Line (n=31)	3rd Line (n=28)	≥4th Line (n=83)
ORR (confirmed responses only)	19% (n=6)	14% (n=4)	7% (n=6)
Median Duration of Response	18.4 months	NE(1)	17.5 months
mPFS	10.7 months(4)	8.3 months(5)	5.5 months(6)
Mean Treatment Duration(2)(3)	13.2 months	13.4 months	10.5 months
(1) NE = not estimable; n=4; (2) Includes 64 patients who elected for intra-patient dose escalation from 150 mg QD to 150 mg BID; (3) Additional data on file with the Company; (4) Eight patients censored; (5) Six patients censored; (6) 13 patients censored.
QINLOCK was generally well tolerated and the updated adverse events were consistent with previously presented Phase 1 data in patients with GIST. Grade 3 or 4 TEAEs in greater than 5% of patients were increase in lipase level (n=25; 18%), anemia (n=10; 7%), hypertension (n=8; 6%), and abdominal pain (n=13; 9%). The most frequent (>30%) TEAEs in patients with GIST receiving QINLOCK 150 mg once daily (n=142) were alopecia (n=88; 62%), fatigue (n=78; 55%), myalgia (n=69; 49%), nausea (n=65; 46%), palmar-plantar erythrodysesthesia (n=62; 44%), constipation (n=56; 39%), decreased appetite (n=48; 34%), and diarrhea (n=47; 33%).
QINLOCK Mechanism of Action
KIT and PDGFRA are kinases that each contain i) an auxiliary inhibitory switch pocket encoded by KIT exon 11 or PDGFRA exon 12 and ii) a main activation switch within the kinase domain encoded by KIT exons 17 and 18 or PDGFRA exons 18 and 19. These mechanisms carefully regulate cellular kinase activity by controlling kinase conformation in either an "on" or "off" position. Oncogenic kinase mutations predominantly function by disrupting one or more regulatory switch mechanisms, leading to dysregulated function and loss of normal, physiologic conformational control. QINLOCK is a novel switch-control TKI specifically designed to broadly inhibit KIT and PDGFRA kinase signaling through a dual mechanism of action that secures the kinase into an inactive conformation, resulting in inhibition of downstream signaling and cell proliferation.
QINLOCK precisely and durably binds to both the switch pocket region and the activation switch to lock the kinase in the inactive state, preventing downstream signaling and cell proliferation. For one aspect of its dual mechanism of action, portions of QINLOCK mimic the inhibitory switch and occupy the switch pocket, thereby preventing the activation switch's entry. Additionally, other residues on QINLOCK bind to the activation loop, stabilizing it out of the switch pocket and covering the adenosine triphosphate (ATP) binding site, so phosphorylation cannot occur. This dual mechanism of action secures KIT and PDGFRA kinases in their inactive conformations providing broad inhibition of KIT and PDGFRA kinase activity, including wild type and multiple primary and secondary mutations. QINLOCK also inhibits other kinases in vitro, such as PDGFRB, TIE2, VEGFR2, and BRAF.
Vimseltinib: CSF1R Kinase Inhibition for TGCT
Vimseltinib is an investigational, orally administered, potent, and highly-selective switch-control kinase inhibitor of CSF1R. Vimseltinib was designed to selectively bind to the CSF1R switch pocket. It has greater than 100-fold selectivity for CSF1R over the closely related kinases FLT3, KIT, PDGFRA, PDGFRB, and VEGFR2 and has an even greater selectivity for CSF1R over approximately 300 other human kinases that we tested. Vimseltinib inhibits CSF1R signaling in cellular assays, as well as blocks macrophage-mediated tumor cell migration, osteoclast differentiation, and proliferation of a CSF1R-dependent cell line.
We are currently studying vimseltinib in an open-label Phase 1/2 study designed to evaluate the safety, efficacy, PK, and PD of vimseltinib in patients with malignant solid tumors as well as patients with TGCT. The dose escalation portion of the study is designed to determine a Phase 2 dose for the expansion portion of the study. Based on the results of the dose escalation portion of the study, in November 2020, we announced the selection of a Phase 2 dose and initiated the expansion portion of the study with vimseltinib in patients with symptomatic TGCT not suitable for surgery. We are continuing to enroll TGCT patients in cohort 9 of the dose escalation portion of the study to complete enrollment of this cohort. In November 2020, we also announced updated preliminary data from the ongoing dose escalation portion of the study of vimseltinib in patients with TGCT. We expect to present updated data for vimseltinib in the second half of 2021.
Market Opportunity in TGCT
TGCTs are a group of benign tumors that involve the synovium, bursae, and/or tendon sheath. Although benign, these tumors can grow and cause damage to surrounding tissues and structures inducing pain, swelling, and limitation of movement of the joint. A genetic translocation in certain cells within the tumor causes overproduction of CSF1, the ligand for the CSF1R receptor, triggering migration of inflammatory cells including CSF1R-expressing tumor-associated macrophages to tumor sites. Surgery is the main treatment option; however, these tumors tend to recur in approximately 45% of patients with diffuse-type TGCT and 10% of patients with localized TGCT. If untreated or if the tumor continually recurs, damage and degeneration may occur in the affected joint and surrounding tissues, which may cause significant disability. TGCT typically occurs in people 30-50 years old and patient burden most commonly includes pain, joint stiffness, restricted mobility, joint damage, and negative impact on quality of life.
TGCTs are divided into types based on where they are and how they grow. Localized TGCT are typically more well-defined and confined to a portion of smaller joints like the fingers, toes, knees, wrists, and ankles. In 2017, annual incidence of new localized TGCT cases in the U.S. is estimated to be approximately 13,000. Diffuse-type TGCT are typically less well-defined and occur most commonly in and around larger joints such as the knee, hips, ankles, elbows, and shoulders. In 2017, annual incidence of new diffuse-type TGCT cases in the U.S. is estimated to be approximately 1,300.
CSF1R inhibition has demonstrated promising clinical benefit in TGCT patients and we believe that despite an approved treatment for TGCT patients in the U.S., there remains an unmet medical need for this population. Pexidartinib is the only approved product for TGCT patients with symptomatic TGCT associated with severe morbidity or functional limitations and not amenable to improvement with surgery. In a randomized Phase 3 trial, the proportion of patients who achieved ORR was higher for pexidartinib, at 38%, versus placebo, at 0%, at week 25 by RECIST, version 1.1. The FDA approval includes a Risk Evaluation and Mitigation Strategy (REMS) for pexidartinib, including intensive liver monitoring due to hepatotoxicity risks, thought to be an off-target effect. The EMA adopted the decision of refusal of the pexidartinib EU MAA in November 2020.
Ongoing Phase 1/2 Study of Vimseltinib in Patients with TGCT
The dose escalation portion of our Phase 1/2 study is a single arm study of vimseltinib that is designed to evaluate the safety, PK, and PD of multiple doses of vimseltinib in approximately 60 patients with malignant solid tumors and symptomatic TGCT patients not amenable to surgery. The dose escalation portion of the study was designed to determine the Phase 2 dose and the MTD using a 3+3 dose escalation design with a minimum of three patients enrolled in each dose level cohort; starting at a dose of 10 mg once daily. Loading doses administered in the second cohort and subsequent cohorts were based on PK profiles observed in the first cohort. Based on the results from the dose escalation portion of the study, in November 2020, we announced the selection of a Phase 2 dose for, and initiated, the expansion portion of the study in patients with symptomatic TGCT not amenable to surgery. We are continuing to enroll TGCT patients in cohort 9 of the dose escalation portion of the study to complete enrollment of this cohort. The expansion portion of the study is designed to evaluate the safety, tolerability, preliminary antitumor activity, PK, PD, and patient reported outcomes of vimseltinib in TGCT.
In November 2020, at the Connective Tissue Oncology Society 2020 Virtual Annual Meeting, we announced the presentation of preliminary, updated data from the ongoing dose escalation portion of the Phase 1/2 study of vimseltinib in patients with symptomatic TGCT not amenable to surgery. Safety, PK, and PD data were analyzed as of September 23, 2020, with anti-tumor activity data reported as of October 5, 2020. Tumor reductions from baseline were determined by independent central radiologic review using RECIST. As of the data cut-off date, increasing doses of vimseltinib were assessed in three dose cohorts across 25 patients with TGCT. Each dose cohort received a three to five day loading dose regimen at doses of up to 30 mg followed by a schedule of daily, or twice-weekly maintenance dosing with vimseltinib.
Vimseltinib was generally well-tolerated in patients with TGCT not amenable to surgery. TEAEs occurring in greater than or equal to 15% of patients, regardless of relatedness, were generally grade 1 or 2 and included blood creatine phosphokinase (CPK) increased (52%), aspartate aminotransferase (AST) increased (44%), periorbital edema (44%), fatigue (40%), lipase increased (32%), alanine aminotransferase increased (28%), amylase increased (24%), face edema (24%), headache (24%), pruritis (24%), nausea (20%), rash maculo-papular (20%), arthralgia (16%), diarrhea (16%), myalgia (16%), and peripheral edema (16%). Among the TEAEs that occurred in greater than or equal to 15% of patients, grade 3 or 4 related TEAEs occurred in 9 patients and included grade 3/4 blood CPK increased (20%), grade 3 AST increase (12%), grade 3 lipase increased (12%), grade 3 amylase increased (4%), grade 3 diarrhea (4%) and grade 3 myalgia (4%). No SAEs related to vimseltinib were reported in the TGCT patients. TEAEs led to dose interruption in nine TGCT patients (36%), dose reduction in four TGCT patients (16%), and treatment discontinuation in one TGCT patient (4%) due to an adverse event of asymptomatic grade 3 AST elevation from grade 1 at baseline. Bilirubin levels were within the normal limit and observed transaminase and pancreatic enzyme elevations were asymptomatic and not clinically significant in the TGCT patients.
Similar steady state PK profiles were observed between the 30 mg twice weekly (cohort 5) and 10 mg daily (cohort 8) dosing regimens; lower exposure was observed in the 6 mg daily (cohort 9) dosing regimen. We observed on-target PD inhibition by vimseltinib of CSF1R by causing a dose-related rise in plasma CSF1 and IL-34 and a reduction of CD14dim/CD16+ monocytes in peripheral blood across all TGCT cohorts in this study.
Of the 25 TGCT patients treated as of the data analyses dates, 22 were evaluable for anti-tumor activity by RECIST, 21 by central assessment and one by local assessment. Three of the 25 TGCT patients had not yet reached the first efficacy assessment timepoint. Nine patients, or 41%, across all TGCT cohorts achieved objective response, including one CR (confirmed) and eight PRs (two confirmed and six to be confirmed at future follow up). Seven of the nine responders, or 78%, had a PR at their first restaging scan evaluation. Two of the TGCT patients were on treatment for over 12 months, with responses that deepened over time. At the time of the data cut-off, 22 of 25 patients were receiving treatment with vimseltinib, two patients withdrew from the study and one patient discontinued treatment due to an adverse event.
Based on these results, the Phase 1/2 study of vimseltinib is ongoing and enrolling up to 60 patients in two expansion cohorts, one for TGCT patients with no prior exposure to anti-CSF1/CSF1R agents (n=40) and a second for TGCT patients with prior exposure to anti-CSF1/CSF1R agents (n=20). In addition, enrollment of an additional six patients in cohort 9 of the dose escalation portion of the study is ongoing to complete enrollment in this cohort. The recommended Phase 2 dose for vimseltinib in asymptomatic TGCT patients not amenable to surgery was determined to be 30 mg BID (no loading dose).
Selectivity and Preclinical Profile of Vimseltinib
We evaluated the selectivity of vimseltinib for CSF1R in a standard biochemical assay, called a kinome screen assay. The kinome screen assay assesses the concentrations of vimseltinib at which it inhibits CSF1R and other kinases. We conducted this assay in the presence of ATP. ATP is essential for kinase activation, and the presence of higher concentrations of ATP increases the activity of kinases. The potency of traditional kinase inhibitors is often highly sensitive to increased ATP.
The kinome screen assay uses a 10 micromolar concentration of ATP, a standard low concentration typically used in this assay. Kinases inhibited in the kinome screen assay were then assessed in a separate biochemical assay using a 4 millimolar concentration of ATP, equivalent to that present in human cells. The following figure depicts the results of these assays. Each kinase in the assay is depicted as a point at the end of a branch in the figure, and each kinase inhibited by vimseltinib is depicted as a red dot and listed in the key to the figure. IC50 values are depicted by the size of the dots, where larger dots reflect greater potency for a given kinase while smaller dots reflect lesser potency. As shown below, vimseltinib inhibits CSF1R at concentrations much lower than the concentrations at which it inhibits other kinases. Selective inhibition of CSF1R was more pronounced at the higher concentrations of ATP typically found in human cells. The increase in selectivity is a feature of kinase switch-control inhibition, which is not affected by high ATP concentration for targeted kinases.
Vimseltinib (DCC-3014) Exhibits High Selectivity for CSF1R in Kinase Assays
Rebastinib: TIE2 Kinase Inhibition for Advanced or Metastatic Solid Tumors
Rebastinib is a potential first-in-class investigational, orally administered, potent, and selective inhibitor of the TIE2 kinase. TIE2 is the receptor for angiopoietins ANG-1 and ANG-2, an important family of vascular growth factors. TIE2 receptors are expressed on endothelial cells and angiogenic macrophages promoting the survival, maturation, and functional integrity of the vasculature and play a key role in regulating tumor angiogenesis, invasiveness, and metastasis. Rebastinib binds potently into the switch pocket of TIE2, stabilizing the inhibitory switch and displacing the activation switch to block TIE2 signaling.
Market Opportunity in Endometrial and Platinum-Resistant Ovarian Cancers
Endometrial cancer is a type of cancer that forms in the inner lining of the uterus. Most endometrial cancers are adenocarcinomas. In 2020, annual incidence of new cases of endometrial cancer in women in the U.S. was estimated to be approximately 65,000, with approximately 12,500 women dying from the disease. Overall five-year survival exceeds 80%. However, survival in advanced disease is significantly worse, at approximately 17%. Diagnosed early, surgery with or without radiation may be curative. However, for recurrent or advanced endometrial cancer cases that require systemic therapy, outcomes decline substantially with successive lines of therapy.

Advanced disease is typically treated with platinum-based chemotherapy in the first-line setting with paclitaxel and carboplatin doublet. Subsequent lines of therapy are comprised of a diverse range of therapies, including a combination of pembrolizumab and lenvatinib. The majority of late-stage product candidates in clinical development for the treatment of endometrial cancer is made up of anti-PD1, or programmed cell death protein 1, monoclonal antibodies in combination with chemotherapy, or TKI-based regimens. We believe that, given the significantly reduced success in treating advanced cases of endometrial cancer, and the limited treatment options for patients with advanced disease, there remains an unmet medical need for this population.
Ovarian cancer is a type of cancer that begins in the ovaries. Cancer that responds at first to treatment with drugs that contain the metal platinum, such as cisplatin and carboplatin, but then recurs within a certain period is considered platinum resistant. In 2020, annual incidence of new cases of ovarian cancer in women in the U.S. was estimated to be approximately 22,000, with approximately 14,000 women dying from the disease. The overall five-year survival rate is approximately 47% in the U.S., but only approximately 29% for metastasized disease. The vast majority of patients experience disease recurrence, and eventually develop PROC.
Platinum-free chemotherapy, such as weekly paclitaxel, topotecan, or liposomal doxorubicin, with the option of adding bevacizumab, is typically the first therapy used for platinum-resistant patients. Due to the limited efficacy of current treatment options, there is no widely accepted standard of care for patients who recur. Therapy is selected on an individualized basis and participation in clinical trials is recommended. There are approximately 50 compounds in Phase 1 to Phase 3 development for the treatment of ovarian cancer. More than 75% in Phase 2/3 are combination regimens. Poly(ADP-ribose) polymerase inhibitors and anti-PD-1, or anti-PD-L1, or programmed death-ligand 1, therapies are widely used across lines of therapy and combinations. Somewhat less widely used are product candidates designed to affect tumor vasculature and/or tumor microenvironment. We believe that because outcomes are particularly poor for patients with PROC, there remains a significant unmet medical need for this population.
Ongoing Phase 1b/2 Studies of Rebastinib in Combination with Chemotherapy
Rebastinib is currently in clinical development for the treatment of multiple solid tumors in combination with chemotherapy in two Phase 1b/2 studies, one with paclitaxel and one with carboplatin.
In October 2018, we announced that we initiated an open-label, multicenter, two-part Phase 1b/2 study of rebastinib in combination with paclitaxel to assess safety, tolerability, PK, and efficacy in patients with advanced or metastatic solid tumors. Part 1 of this study was designed to evaluate the safety, tolerability, and PK of 50 mg and 100 mg rebastinib BID when administered in combination with paclitaxel, and to determine the Phase 2 dose of rebastinib in combination with paclitaxel, in patients with advanced or metastatic solid tumors that are refractory to standard therapies. Part 2 of the study was designed as a Simon 2-stage design; in Stage 1, the combination of rebastinib and paclitaxel is being evaluated in multiple solid tumor cohorts in up to 18 patients each. If there are more than four responses in a cohort, that cohort is expanded to include up to a total of 33 patients.
Rebastinib in Combination with Paclitaxel
In Part 1 of the study of rebastinib in combination with paclitaxel, we observed anti-tumor activity across multiple tumor types including a best response of PR in 5 of 24 patients at 50 mg BID and 3 of 19 patients at 100 mg BID. Objective responses were seen in 8 patients, including 3 PRs in PROC. In Part 2 of the study of rebastinib in combination with paclitaxel, the safety, tolerability, and efficacy of the Phase 2 dose of rebastinib in combination with weekly paclitaxel is being assessed across multiple cohorts, including: endometrial cancer, PROC, carcinosarcoma, and breast cancer. This study enrolled 43 evaluable patients in Part 1 and will enroll up to 132 evaluable patients in Part 2. In May 2020, we announced that in Part 2 of the study of rebastinib in combination with paclitaxel, we observed the required number of responses in Part 2, Stage 1 in both the endometrial and platinum-resistant ovarian cancer cohorts, triggering the expansion of enrollment in these cohorts. In addition, based on the clinical activity observed in Part 1, we added a cohort for patients with carcinosarcoma in Part 2 of the study of rebastinib in combination with paclitaxel. Enrollment is ongoing in Part 2, Stage 1 of the carcinosarcoma and inflammatory breast cancer cohorts of the study. The triple negative breast cancer cohort of the study did not advance to Part 2, Stage 2.
Endometrial Cancer Cohort
In May 2020, we presented preliminary data from Part 2 of the endometrial cancer cohort at the 2020 ASCO Virtual Scientific Program. As of the data cutoff date, a total of 21 patients initiated treatment with rebastinib in the Part 2 cohort of endometrial cancer patients. Median duration of treatment was 3.7 months. Sixteen patients were treated at a starting dose of 100 mg of rebastinib BID in combination with weekly paclitaxel 80 mg/m2 and five patients at a starting dose of 50 mg of rebastinib

BID in combination with weekly paclitaxel 80 mg/m2. Three of the 21 patients withdrew consent early, resulting in 18 patients in the modified intent-to-treat (mITT) population. Of the 21 patients treated with the combination, all received one or more prior lines of the combination of paclitaxel/carboplatin, and 20 of 21 received two or more prior anti-cancer regimens. Of the 18 patients included in the mITT population, seven PRs were observed (four confirmed) and six patients had SD, for an ORR of 39% (confirmed and unconfirmed) and a clinical benefit rate (CBR), defined as the proportion of patients with best overall response of CR, PR, or SD per RECIST, of 72% at eight weeks. Treatment with rebastinib 50 mg BID in combination with paclitaxel was well-tolerated, with TEAEs consistent with findings from Part 1 of the study and consistent with first-in-human studies of rebastinib, or known to be associated with treatment with paclitaxel. The majority of TEAEs occurring in greater than or equal to 15% of patients, regardless of causality, were grade 2 or less. SAEs at least possibly related to rebastinib occurred only in patients treated with rebastinib 100 mg BID and resolved after dose reductions. Nine patients experienced SAEs at least possibly related to rebastinib including muscular weakness (n=2), acute myocardial infarction (n=1), atrial flutter (n=1), dehydration (n=1), head discomfort (n=1), nausea (n=1), peripheral edema (n=1), and pneumonia (n=1). Enrollment in Part 2, Stage 2 of the endometrial cohort at the rebastinib 50 mg BID dose has been completed and further efficacy and safety evaluation is ongoing.
We expect to present updated data from the study of rebastinib in combination with paclitaxel for patients with endometrial cancer in the second quarter of 2021.
PROC Cohort
At the European Society for Medical Oncology (ESMO 2020) meeting in September 2020, we presented preliminary data from 29 patients from the PROC expansion cohort in Part 2 of the study comprised of 19 patients treated with rebastinib 50 mg oral BID in combination with paclitaxel 80 mg/m2 IV and 10 patients from the rebastinib 100 mg oral BID with paclitaxel 80 mg/m2 IV. Preliminary results from 24 of the 29 patients that met the mITT criteria included nine PRs and 12 SDs for an ORR of 38% (confirmed and unconfirmed) and a CBR of 88% at eight weeks. Median treatment duration for the mITT population was 4.2 months. In addition, 59% of patients who were evaluable had a CA-125 response, as defined by the Gynecological Cancer Intergroup CA-125 criteria.
Treatment with rebastinib 50 mg BID in combination with paclitaxel was generally well-tolerated, with TEAEs consistent with findings from Part 1 of the study and consistent with the first-in-human study of rebastinib, or known to be associated with treatment with paclitaxel. TEAEs occurring in greater than or equal to 25% of patients, regardless of causality were fatigue (41%), dry mouth (38%), nausea (34%), diarrhea (31%), stomatitis (31%), abdominal pain (28%), and peripheral sensory neuropathy (28%). 11 patients (38%) had a TEAE of grade 3 or more. Two patients experienced SAEs at least possibly related to rebastinib including muscular weakness/fatigue (starting dose 100 mg BID and resolved with drug interruption), and urinary tract infection (starting dose rebastinib 50 mg BID). Enrollment in Part 2, Stage 2 of the PROC cohort at the rebastinib 50 mg BID dose has been completed and further efficacy and safety evaluation is ongoing.
We expect to present updated data from the study of rebastinib in combination with paclitaxel for patients with PROC in the second half of 2021.
Rebastinib in Combination with Carboplatin
In January 2019, we announced that we initiated an open-label, multicenter, Phase 1b/2 study of rebastinib in combination with carboplatin in patients with advanced or metastatic solid tumors. Part 1 (3+3 dose escalation) of this two-part study is designed to evaluate the safety, tolerability, and PK of 50 mg and 100 mg rebastinib BID when administered in combination with carboplatin, and to determine the Phase 2 dose of rebastinib in combination with carboplatin, in patients with advanced or metastatic solid tumors that are refractory to standard therapies. In Part 2, the safety, tolerability, and efficacy of the Phase 2 dose of rebastinib in combination with carboplatin administered once every three weeks is being assessed across multiple solid tumor cohorts. This study was designed to enroll up to 117 patients in total, with approximately 18 patients in Part 1 and up to 99 patients in Part 2. We have completed Part 1, selected a Phase 2 dose of 50 mg BID of rebastinib and activated Part 2 of the Phase 1b/2 study of rebastinib in combination with carboplatin. Enrollment in Part 2, Stage 1 of the platinum-sensitive ovarian cancer cohort at the rebastinib 50 mg BID dose has been completed and efficacy and safety evaluation is ongoing. The triple negative breast cancer and mesothelioma cohorts of the study did not advance to Part 2, Stage 2.
At ESMO 2020, we presented preliminary data from Part 1 of the study of rebastinib in combination with carboplatin. Rebastinib in combination with carboplatin was generally well-tolerated. The majority of TEAEs were grade 1 and grade 2. One patient (rebastinib 50 mg BID) experienced a rebastinib-related SAE (grade 2 retinal vascular disorder). Based on a higher observed frequency of reversible muscular weakness in preliminary data from the ongoing Part 2 portion of the study phase at rebastinib 100 mg BID, the recommended Phase 2 dose was changed to rebastinib 50 mg BID + carboplatin AUC5 Q3W. The clinical benefit rate, defined as the proportion of patients with best overall response of CR, PR, or SD per RECIST, was 50% at six weeks and 36% at twelve weeks, and the median duration of treatment was 7.8 weeks. One patient (4.5%) had a PR (unconfirmed) and 10 patients (46%) had SD as best response in this heterogeneous, heavily-treated population where all patients received at least two or more prior anti-cancer regimens and 50% received four or more prior regimens. At the rebastinib 50 mg BID dose level, the exposure of rebastinib was generally comparable to previously published data. Mean circulating Ang-2 levels increased after eight days of treatment for all doses, indicating TIE2 inhibition. The Part 2 portion of the Phase 1b/2 study is ongoing and will evaluate the safety and efficacy of rebastinib at the recommended Phase 2 dose in combination with carboplatin.
Selectivity and Preclinical Profile of Rebastinib
We evaluated the selectivity of rebastinib for TIE2 in a kinome screen assay. The kinome screen assay assesses the concentrations of rebastinib at which it inhibits TIE2 and other kinases. Rebastinib has greater than 100-fold selectivity for TIE2. The following figure depicts the results of the kinome screen assay using a 10 micromolar concentration of ATP, a standard low concentration typically used in this assay, followed by further testing of kinase inhibition at a concentration of 4 mM ATP, approximating cellular levels of ATP. Each kinase in the assay is depicted as a point at the end of a branch in the figure, and each kinase inhibited by rebastinib is depicted as a red dot and listed in the legend to the figure.

Legend
IC_{50} = 10 nM
IC_{50} = 1 nM
IC_{50} = 0.1 nM
TIE2
TK
TKL
STE
CMGC
CK1
AGC
CAMK

Illustration reproduced courtesy of Cell Signaling Technology, Inc. (www.cellsignal.com)

DCC-3116: ULK Kinase Inhibition for Mutant RAS/RAF Cancers
In January 2021, we announced our plans to initiate a Phase 1 study of DCC-3116 in the second quarter of 2021 under our IND for DCC-3116, submitted in the fourth quarter of 2020 and cleared by the FDA. The Phase 1 multicenter, open-label study will evaluate DCC-3116 as a single agent and in combination with trametinib, an FDA approved MEK inhibitor, in patients with advanced or metastatic tumors with a documented RAS or RAF mutation who have progressed despite standard therapies, or for whom conventional therapy is not considered effective or tolerable, as judged by the investigator. The study will be conducted in two parts, a dose escalation phase and a dose expansion phase. In Part 1, we will start with a standard 3+3 dose escalation design. Once the recommended Phase 2 dose or maximum tolerated dose of single agent DCC-3116 is determined, the first cohort of the combination dose escalation will open for enrollment. The dose expansion phase, Part 2, will be initiated after the recommended Phase 2 dose of the combination is determined, and is expected to include four cohorts of up to 20 patients each. This includes cohorts for patients with pancreatic ductal adenocarcinoma, non-small cell lung cancer, colorectal cancer, and melanoma harboring a specified, documented mutation in the RAS or RAF pathway. DCC-3116, discovered using our novel switch-control kinase inhibitor platform, is designed to inhibit autophagy by inhibiting the ULK 1/2 kinases, which have been shown to be the initiating factors that activate autophagy.
Mechanism of Action and Preclinical Profile of DCC-3116
DCC-3116 has been designed to treat cancer patients in combination with RAS/MAP kinase signaling pathway inhibition, particularly in patients with RAS or BRAF mutations. Autophagy is a cellular pathway that has been observed to be upregulated in mutant RAS and mutant RAF cancers and is also known to mediate resistance to inhibitors of the RAS/MAP kinase signaling pathway. Autophagy is a survival pathway in which cells respond to stress by recycling their own components and/or clearing damaged organelles and proteins from the cell. Mutant RAS and RAF cancers are reported to have high basal levels of autophagy, which these cancers use to maintain nutrient supply, and regulate cancer cell metabolism and survival. Cellular studies in mutant RAS and RAF cancers have also demonstrated that treatment with MAP kinase pathway inhibitors, as well as other signaling pathway inhibitors, can also induce autophagy as a compensatory survival mechanism. Such induction is seen with RAF, MEK, and ERK inhibitors as well as with direct inhibitors of mutant KRAS G12C. In in vitro and in vivo models of mutant RAS and RAF cancers, inhibition of autophagy combined with inhibition of RAS/MAP kinase signaling using MEK inhibitors, ERK inhibitors, or KRAS G12C inhibitors, has demonstrated synergistic anti-proliferative activity and induction of cell killing. In vivo studies conducted by independent research groups have also demonstrated synergistic anti-tumor activity in various mutant RAS and RAF cancer models.
In our preclinical studies, we have observed DCC-3116 to durably and potently inhibit autophagy in RAS or RAF mutant cancer cell lines through the inhibition of ULK 1/2 kinases. Our in vitro studies have also demonstrated that DCC-3116 in combination with inhibitors of the MAP kinase pathway inhibits both basal autophagy (autophagy in the absence of a MAP kinase pathway inhibitor) and also MAP kinase pathway inhibitor-induced increased autophagy in various mutant RAS or RAF cancer cell lines as illustrated in the graphs below. Autophagy inhibition by DCC-3116 was monitored by the decrease in phosphorylation of the cellular ULK autophagy substrate ATG13 in the presence of the MEK inhibitor trametinib.
Preclinical Inhibition of ULK 1/2 Kinases by DCC-3116 in Multiple RAS/RAF Cancer Cell Lines
When evaluated in preclinical in vivo models, DCC-3116 in combination with inhibitors of the MAP kinase pathway demonstrated synergistic inhibition of mutant RAS or mutant RAF cancer growth as shown below. In KRAS mutant pancreatic, lung, and BRAF mutant melanoma in vivo models, DCC-3116 in combination with trametinib reduced tumor size as compared to the control cohort or either single agent treatment cohort. In addition, DCC-3116 in combination with binimetinib and ulixertinib showed a decrease in pancreatic tumor growth as compared to the control cohort or either single agent treatment cohort.
DCC-3116, in Combination with MEK Inhibitor, Trametinib, Inhibited Pancreatic, Lung, and Melanoma Xenograft Tumor Growth
DCC-3116, in Combination with MEK Inhibitor Binimetinib or ERK inhibitor Ulixertinib, Decreased Pancreatic Xenograft Tumor Growth
As an inhibitor of ULK 1/2 kinases, DCC-3116 has been designed to address mutant RAS and mutant RAF cancers by inhibiting the basal and compensatory autophagy that mutant RAS and mutant RAF cancer cells use for survival.
Platform Development and Preclinical Pipeline
We intend to leverage our proprietary switch-control kinase inhibitor platform to advance additional drug candidates into clinical development. Our discovery programs are focused on kinases critical to autophagy and cancer cell metabolism and kinases known to selectively drive cancer cell growth and survival. We are advancing the preclinical development of additional programs and expect to initiate further preclinical studies in one of these programs.
Out-License of QINLOCK in Greater China
In June 2019, we entered into the Zai License Agreement, pursuant to which we granted Zai exclusive rights to develop and commercialize the Licensed Products in Greater China, also referred to as the Territory. We retain exclusive rights to, among other things, develop, manufacture, and commercialize the Licensed Products outside the Territory. In July 2020, Zai announced that the NMPA accepted the NDA submission for QINLOCK for the treatment of adult patients with advanced GIST who have received prior treatment with three or more kinase inhibitors, including imatinib.
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
In February 2020, we entered into a Supply Agreement (the Zai Supply Agreement) with Zai, as required by terms in the Zai License Agreement, pursuant to which we will supply the Licensed Products to Zai for use in the Territory for clinical trials as well as commercial inventory, if QINLOCK obtains regulatory approval in the Territory. Subject to the Zai Supply Agreement, costs incurred by us for external manufacturing services are reimbursed by Zai.
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
Commercial Operations
For QINLOCK, we have established our own commercial and marketing organization in the U.S. and intend to establish a direct commercial presence in key European markets and build a targeted infrastructure to commercialize QINLOCK in Europe, if approved. In addition, we have entered into distributor arrangements in Australia and Canada, and intend in the future to enter into additional select distributor arrangements to offer QINLOCK to geographies where we do not intend to distribute QINLOCK on our own, or to selectively establish partnerships, such as the Zai license for Greater China described above, in other markets outside the U.S. In the U.S., we have built a specialist sales force to target physicians who are high prescribers of treatments for GIST. Our sales force is supported by sales management, internal sales support, an internal marketing group, and distribution support. Additionally, our sales and marketing teams manage relationships with key accounts such as managed care organizations, group purchasing organizations, hospital systems, physician group networks, and government accounts. To develop the appropriate commercial infrastructure in Europe, we expect to invest financial and management resources, some of which will be committed prior to approval of QINLOCK in Europe, which we may never obtain.
For our drug candidates, we intend to retain commercialization rights in the U.S. and Europe and leverage our commercial and marketing organization for QINLOCK, with appropriate additions or modifications as necessitated by the specific indications pursued, assuming we obtain regulatory approval for such drug candidates in the U.S. and Europe. In addition, we will consider entering into relationships with strategic partners that enable the expansion of the ongoing clinical development and/or licenses for development and commercialization or distribution in geographies where we do not intend to distribute QINLOCK on our own, while retaining significant value for our shareholders. These pharmaceutical company partnerships could focus on specific patient populations and their caregivers, on regional development, or on distribution and sales.
Manufacturing and Supply
We do not own or operate, and have no plans to establish, any manufacturing facilities. We produce limited quantities of drug substance for evaluation in our research programs. We currently rely on third parties to manufacture our drug candidates for preclinical and clinical testing, as well as for the commercial manufacture of our current and any future drugs. To date, we have obtained drug substance and drug product from third-party manufacturers for QINLOCK, vimseltinib, rebastinib, and DCC-3116 to support preclinical and clinical testing and commercial supply of QINLOCK. We have only limited supply arrangements in place with respect to our drug candidates and sole source supplier arrangements for our commercial supply of drug substance and finished drug product for QINLOCK. We acquire many key materials on a purchase-order basis. While we have commercial supply arrangements for our drug substance and finished drug product for QINLOCK, we do not have any long-term supply arrangements in place with respect to our drug candidates and other materials. Furthermore, we do not currently have arrangements in place for redundant supply or a second source of drug substance or drug product. We rely on our sole source suppliers to manufacture all of our drug substance and finished drug product for commercialization of QINLOCK unless and until we add additional sources. We do not currently have a validated manufacturing process in place for any drug candidate, other than our approved drug, QINLOCK, which would be required to support commercialization of any of our drug candidates, if approved.
QINLOCK and all of our drug candidates are compounds of low molecular weight, generally called small molecules. As drug substances, they can be manufactured from readily available or custom synthesized starting materials in reliable and reproducible synthetic processes that are amenable to scale-up. Some, including QINLOCK, may require specialized processing to optimize performance of the drug product. We expect to continue to develop drug candidates that can be produced cost-effectively at contract manufacturing facilities.
We generally expect to rely on third parties for the manufacture of any companion diagnostics we may develop.
Competition
The pharmaceutical and biotechnology industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary drugs. While we believe that our technology, development experience, and scientific knowledge provide us with competitive advantages, we face potential competition from many different sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions and governmental agencies, and public and private research institutions. Any drug candidates that we successfully develop and commercialize, including QINLOCK, will compete with existing drugs and new drugs that may become available in the future.
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
Many of the companies against which we are competing or against which we may compete in the future have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals, and marketing and selling approved drugs than we do. Mergers and acquisitions in the pharmaceutical, biotechnology, and diagnostic industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific, management, and sales and marketing personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.
We could see a reduction or elimination in our commercial opportunity if our competitors develop and commercialize drugs that are safer, more effective, have fewer or less severe side effects, are approved for broader indications or patient populations, are approved for specific sub-populations, are more convenient, or are less expensive than QINLOCK or any other drugs that we or our collaborators may develop. Our competitors also may obtain FDA, EMA, or other marketing approval for their drugs more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we or our collaborators are able to enter the market. In addition, our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of generic products. Generic products are currently on the market for some of the indications that we are pursuing, and additional products are expected to become available on a generic basis over the coming years. We expect that QINLOCK, and any of our drug candidates that achieve marketing approval, will be priced at a significant premium over any competitive generic products.
The key competitive factors affecting the success of QINLOCK and all of our drug candidates, if approved, are likely to be their efficacy, safety, convenience, price, the effectiveness of companion diagnostics, the level of generic competition, and the availability of reimbursement from government and other third-party payors.
QINLOCK, and the drug candidates in our priority programs, if we receive approval for the indications we are targeting, will compete with the drugs discussed below and will likely compete with other drugs that are currently in clinical trials.

Competition for QINLOCK
On May 15, 2020, QINLOCK was approved by the FDA for the treatment of adult patients with advanced GIST who have received prior treatment with three or more kinase inhibitors, including imatinib. In addition, QINLOCK is currently being investigated in a Phase 3 study for the treatment of patients with second-line GIST.
In GIST, the current approved standards of care for unresectable or metastatic patients are first-line imatinib, followed by second-line sunitinib upon imatinib progression, followed by third-line regorafenib upon sunitinib progression. In addition, avapritinib was approved by the FDA in January 2020 for patients with GIST harboring a PDGFRA exon 18 mutation only. In addition, there are pharmaceutical and biotechnology companies developing or marketing treatments for cancer that would be competitive with QINLOCK, if such drug candidates are approved. Many of these companies are developing cancer therapeutics that are also kinase inhibitors. Although there are currently marketed drugs that have activity in GIST through their targeting of primary and secondary KIT mutants, other than avapritinib for GIST PDGFRA exon 18 mutations only, no currently marketed drug directly targets certain secondary resistance mutations in KIT and PDGFRA, and no currently marketed drug provides coverage of all KIT and PDGFRA mutants.
With respect to QINLOCK, there are several large pharmaceutical companies and biotechnology companies marketing small molecule drugs or biologic drugs for the treatment of GIST, including Blueprint Medicines Corporation (Blueprint), Novartis AG (Novartis), Pfizer, Inc. (Pfizer), and Bayer AG (Bayer). We are also aware of pharmaceutical and biotechnology companies developing drugs for the treatment of GIST including AB Sciences S.A. (ABS), Arog Pharmaceuticals, Inc. (Arog), Chia Tai Tianqing Pharmaceutical Group CO., LTD (CTTPG), Cogent Biosciences, Inc. (formerly known as Unum Therapeutics Inc.) (Cogent), Daiichi Sankyo Company, Limited (Daiichi), Exelixis, Inc. (Exelixis), Immunicum AB (Immunicum), Jiangsu HengRui, Inc. (Jiangsu), Ningbo Tai Kang Medical Technology Co. Ltd. (NTKMT), Novartis, Taiho Pharmaceutical Co. Ltd (Taiho), and Xencor, Inc. (Xencor).
Competition for Vimseltinib
We are initially developing vimseltinib, a potent, and highly selective switch-control kinase inhibitor of CSF1R, for the treatment of patients with TGCT. If vimseltinib receives marketing approval, we may face competition from other companies marketing or developing antibodies and small molecules targeting CSF1R, including Abbisko Therapeutics Co., Ltd. (Abbisko), Daiichi, LifeMax Laboratories, Inc. (LifeMax), and SynOx Therapeutics Ltd (SynOx).
Competition for Rebastinib
We are initially developing rebastinib, a potential first-in-class TIE2 inhibitor, for the treatment of multiple solid tumors in combination with chemotherapy. While rebastinib is a novel molecule, we may face competition from drug candidates in clinical trials that are not TIE2 inhibitors, including small molecule drug candidates in clinical trials from Clovis Oncology, Inc. (Clovis), Eisai Co., Ltd. (Eisai), and Novartis, and from antibody therapeutics from AstraZeneca PLC (AstraZeneca), ImmunoGen, Inc. (ImmunoGen), Roche Holding Ltd. (Roche), Merck & Co., Inc. (Merck), and Tesaro, a GlaxoSmithKline PLC company (Tesaro).
Competition for DCC-3116
We are initially developing DCC-3116, a potential first-in-class ULK kinase inhibitor, for the treatment of cancers caused by RAS or RAF mutations. While DCC-3116 is a novel molecule in early-stage development, we may face competition from drugs or drug candidates in clinical trials that are not ULK inhibitors, but also aim to address cancers caused by RAS or RAF mutations.
Intellectual Property
We strive to protect the proprietary technologies that we believe are important to our business, including pursuing and maintaining patent protection intended to cover the composition of matter of our drug candidates, for example, QINLOCK, vimseltinib, rebastinib, and DCC-3116, their methods of use, related technologies, and other inventions that are important to our business. In addition to patent protection, we also rely on trade secrets to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection, including our proprietary switch-control kinase inhibitor platform.
Our commercial success depends in part upon our ability to obtain and maintain patent and other proprietary protection for our approved drug and drug candidates and other commercially important technologies, inventions, and know-how related to our business, defend and enforce our intellectual property rights, in particular, our patent rights, preserve the confidentiality of our trade secrets, and operate without infringing valid and enforceable intellectual property rights of others.

The patent positions for biotechnology and pharmaceutical companies like us are generally uncertain and can involve complex legal, scientific, and factual issues. We cannot predict whether the patent applications we are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient proprietary protection from competitors. In addition, the coverage claimed in a patent application can be significantly reduced before a patent is issued, and its scope can be reinterpreted and even challenged after issuance. As a result, we cannot guarantee that our drug or any of our drug candidates will be protected or remain protectable by enforceable patents. Moreover, any patents that we hold may be challenged, circumvented, or invalidated by third parties. For more information regarding the risks related to our intellectual property please see "Risk Factors—Risks Related to Our Intellectual Property."
With regard to QINLOCK (ripretinib), as of January 31, 2021, we own three issued U.S. patents with composition of matter and method of use claims. The first issued U.S. patent is expected to expire in 2030, and two issued U.S. patents are expected to expire in 2032. In addition, we own related patents and pending patent applications in Europe, Australia, South America, and Asia that will also expire in 2032. We also own six pending U.S. applications, and related pending applications in Europe, Australia, South America, and Asia, as well as three pending Patent Cooperation Treaty (PCT) patent applications directed to methods of using and drug product of QINLOCK (ripretinib) which, if granted, will expire between 2037 and 2040.
With regard to vimseltinib, as of January 31, 2021, we own one issued U.S. patent with composition of matter and method of use claims. The issued U.S. patent is expected to expire in 2034. In addition, we own related patents and pending applications in Europe, Australia, South America, and Asia that are expected to expire in 2034. We also own one pending U.S. application and one pending PCT patent application, which, if one or more patents claiming priority to these patent applications is granted, will expire in 2039.
With regard to rebastinib, as of January 31, 2021, we own three issued U.S. patents with composition of matter and method of use claims. The issued U.S. patents are expected to expire between 2027 and 2034. In addition, we own related issued patents in Australia, Canada, Asia, and Europe which are expected to expire in 2027 and pending patent applications in certain jurisdictions that if issued will expire between 2027 and 2034. We also own one pending U.S. application and one pending PCT patent application, which, if one or more patents claiming priority to these patent applications is granted, will expire in 2040. We also own one pending U.S. provisional application, which, if one or more patents claiming priority to this provisional application is granted, will expire in 2041.
With regard to DCC-3116, as of January 31, 2021, we own three pending U.S. applications and three pending PCT patent applications, which, if one or more patents claiming priority to these applications is granted, will expire in 2040.
With regard to our early stage programs, as of January 31, 2021, we have 10 pending U.S. provisional applications, which, if one or more patents claiming priority to these provisional applications is granted, will expire in 2041.
The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the earliest date of filing a non-provisional patent application.
In the U.S., the term of a patent covering an FDA-approved drug may, in certain cases, be eligible for a patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Act, as compensation for the loss of patent term during FDA regulatory review process. The period of extension may be up to five years, but cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval. Only one patent among those eligible for an extension and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. Similar provisions are available in Europe and in certain other jurisdictions to extend the term of a patent that covers an approved drug. It is possible that issued U.S. patents covering QINLOCK, vimseltinib, and rebastinib may be entitled to patent term extensions. We have applied for patent term extensions that, if granted, may extend the patent term of one of our granted U.S. patents and the patent terms of our two issued Australian patents for QINLOCK. We have obtained a Certificate of Supplementary Protection for our issued patent in Canada, extending the patent expiry date until 2034. We also intend to seek patent term extensions in any jurisdictions where they are available, however, there is no guarantee that the applicable authorities, including the FDA, will agree with our assessment of whether such extensions should be granted, and even if granted, the length of such extensions.
In addition to patent protection, we also rely on trade secret protection for our proprietary information that is not amenable to, or that we do not consider appropriate for, patent protection, including, for example, our proprietary switch-control kinase inhibitor platform and certain aspects of our manufacturing processes. However, trade secrets can be difficult to protect. Although we take steps to protect our proprietary information, including restricting access to our premises and our confidential information, as well as entering into agreements with our employees, consultants, advisors, and potential collaborators, such individuals may breach such agreements and disclose our proprietary information including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. In addition, third parties may independently develop the same or similar proprietary information or may otherwise gain access to our proprietary information. As a result, we may be unable to meaningfully protect our trade secrets and proprietary information. For more information regarding the risks related to our intellectual property please see "Risk Factors—Risks Related to Our Intellectual Property."
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
Moreover, the Right to Try Act, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase I clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a drug manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act, but the manufacturer must develop an internal policy and respond to patient requests according to that policy.
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
Under the Prescription Drug User Fee Act (PDUFA), as amended, each NDA must be accompanied by a user fee. The FDA adjusts the PDUFA user fees on an annual basis. According to the FDA's fee schedule, effective from October 1, 2020 through September 30, 2021, the user fee for an application requiring clinical data, such as an original NDA, is $2,875,842. The PDUFA also imposes an annual prescription drug product program fee for human drugs ($336,432). Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on NDAs for products designated as orphan drugs, unless the product also includes a non-orphan indication.
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
There is no assurance that the FDA will ultimately approve a drug product for marketing in the U.S. and we may encounter significant difficulties or costs during the review process for any of our drug candidates. If a drug receives marketing approval, the approval may be significantly limited to specific diseases, dosages, or patient subgroups, or the indications for use may otherwise be limited, which could restrict the commercial value of the drug. Further, the FDA may require that certain contraindications, warnings, precautions, or adverse events be included in the drug labeling or may condition the approval of the NDA on other changes to the proposed labeling, development of adequate controls and specifications, or a commitment to conduct post-marketing testing or clinical trials, and surveillance to monitor the effects of approved drugs. For example, the FDA may require Phase 4 testing which involves clinical trials designed to further assess a drug's safety and may require testing and surveillance programs to monitor the safety of approved drugs that have been commercialized. The FDA may also place other conditions on approvals including the requirement for a REMS to assure the safe use of the drug. If the FDA concludes a REMS is needed, the sponsor of the NDA must submit a proposed REMS. The FDA will not approve the NDA without an approved REMS, if required. A REMS could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries, and other risk minimization tools. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription, or dispensing of drugs. Drug approvals may be withdrawn for non-compliance with regulatory standards or if problems occur following initial marketing.
Special FDA Expedited Review and Approval Programs
The FDA has various programs, including Fast Track Designation, priority review, accelerated approval, and breakthrough designation, that are intended to expedite or simplify the process for the development and FDA review of drugs that are intended for the treatment of serious or life-threatening diseases or conditions and demonstrate the potential to address unmet medical needs. The purpose of these programs is to provide important new drugs to patients earlier than under standard FDA review procedures. To be eligible for a Fast Track Designation, the FDA must determine, based on the request of a sponsor, that a drug is intended to treat a serious or life-threatening disease or condition and demonstrates the potential to address an unmet medical need. The FDA will determine that a product will fill an unmet medical need if it will provide a therapy where none exists or provide a therapy that may be potentially superior to existing therapy based on efficacy or safety factors.
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
In addition, the FDA may review applications under RTOR, which, according to the FDA, aims to explore a more efficient review process to ensure that safe and effective treatments are available to patients as early as possible, while maintaining and improving review quality. Drugs considered for review under RTOR must be likely to demonstrate substantial improvements over available therapy, which may include drugs previously granted breakthrough therapy designation (BTD) for the same or other indications, and must have straight-forward study designs and endpoints that can be easily interpreted. RTOR allows the FDA to review much of the data in a NDA earlier, before the applicant formally submits the complete application. This analysis of the pre-submission package gives the FDA and applicants an early opportunity to address data quality and potential review issues and allows the FDA to provide early feedback regarding the most effective way to analyze data to properly address key regulatory questions.
Project Orbis is an initiative of the FDA's OCE and, according to the FDA, provides a framework for concurrent submission and review of oncology products among international partners. For example, in December 2019, for QINLOCK, we submitted our NDA to FDA, and filed an NDS with Health Canada and an AUS MAA with the TGA in Australia under Project Orbis.
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
Post-Marketing Requirements
Following approval of a new drug, a pharmaceutical company and the approved drug are subject to continuing regulation by the FDA, including, among other things, establishment registration and drug listing, monitoring and recordkeeping activities, reporting to the applicable regulatory authorities of adverse experiences with the drug, providing the regulatory authorities with updated safety and efficacy information, drug sampling and distribution requirements, and complying with promotion and advertising requirements, which include, among others, standards for direct-to-consumer advertising, restrictions on promoting drugs for uses or in patient populations that are not described in the drug's approved labeling (known as off-label promotion), limitations on industry-sponsored scientific and educational activities, and requirements for promotional activities involving the internet. Although physicians may prescribe legally available drugs for off-label uses, the FDA takes the position that manufacturers may not market or promote such off-label uses. Modifications or enhancements to the drug or its labeling or changes of the site or process of manufacture are often subject to the approval of the FDA and other regulators, which may or may not be received or may result in a lengthy review process.
Prescription drug advertising is subject to federal, state, and foreign regulations. In the U.S., the FDA regulates prescription drug promotion, including direct-to-consumer advertising. Prescription drug promotional materials must be submitted to the FDA in conjunction with their first use. Any distribution of prescription drugs and pharmaceutical samples must comply with the U.S. Prescription Drug Marketing Act, a part of the FDCA. The Drug Supply Chain Security Act (DSCSA) was enacted in 2013 with the aim of building an electronic system to identify and trace certain prescription drugs distributed in the U.S. The DSCSA mandates phased-in and resource-intensive obligations for pharmaceutical manufacturers, wholesale distributors, and dispensers over a 10-year period that is expected to culminate in November 2023. The law's requirements include the quarantine and prompt investigation of a suspect product to determine if it is illegitimate, and notifying trading partners and the FDA of any illegitimate product. Drug manufacturers and their collaborators are also required to place a unique product identifier on prescription drug packages. This identifier consists of the National Drug Code, serial number, lot number, and expiration date, in the form of a 2-dimensional data matrix barcode that can be read by humans and machines.
In the U.S., once a drug is approved, its manufacture is subject to comprehensive and continuing regulation by the FDA. FDA regulations require that drugs be manufactured in specific facilities per the NDA approval and in accordance with cGMP. We rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of our approved drug and drug candidates in accordance with cGMP regulations. cGMP regulations require among other things, quality control and quality assurance as well as the corresponding maintenance of records and documentation and the obligation to investigate and correct any deviations from cGMP. Drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance. These regulations also impose certain organizational, procedural, and documentation requirements with respect to manufacturing and quality assurance activities. NDA holders using contract manufacturers, laboratories, or packagers are responsible for the selection and monitoring of qualified firms, and, in certain circumstances, qualified suppliers to these firms. These firms and, where applicable, their suppliers are subject to inspections by the FDA at any time, and the discovery of violative conditions, including failure to conform to cGMP, could result in enforcement actions that interrupt the operation of any such facilities or the ability to distribute drugs manufactured, processed, or tested by them. Discovery of problems with a drug after approval may result in restrictions on a drug, manufacturer, or holder of an approved NDA, including, among other things, recall or withdrawal of the drug from the market, and may require substantial resources to correct.
The FDA also may require post-approval testing, sometimes referred to as Phase 4 testing, risk minimization action plans, and post-marketing surveillance to monitor the effects of an approved drug or place conditions on an approval that could restrict the distribution or use of the drug. Discovery of previously unknown problems with a drug or the failure to comply with applicable FDA requirements can have negative consequences, including adverse publicity, judicial, or administrative enforcement, untitled or warning letters from the FDA, mandated corrective advertising or communications with doctors, and civil or criminal penalties, among others. Newly discovered or developed safety or effectiveness data may require changes to a drug's approved labeling, including the addition of new warnings and contraindications, and also may require the implementation of other risk management measures, including a REMS or the conduct of post-marketing studies to assess a newly discovered safety issue. Also, new government requirements, including those resulting from new legislation, may be established, or the FDA's policies may change, which could delay or prevent regulatory approval of our drug candidates under development.
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
The failure to comply with regulatory requirements subjects firms to possible legal or regulatory action. Depending on the circumstances, failure to meet applicable regulatory requirements can result in criminal prosecution, fines, or other penalties, injunctions, voluntary recall or seizure of drugs, total or partial suspension of production, denial or withdrawal of product approvals, or refusal to allow a firm to enter into supply contracts, including government contracts. In addition, even if a firm complies with FDA and other requirements, new information regarding the safety or efficacy of a product could lead the FDA to modify or withdraw product approval. Prohibitions or restrictions on sales or withdrawal of our approved drug or any future products marketed by us could materially affect our business in an adverse way.
Changes in regulations, statutes, or the interpretation of existing regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements; (ii) additions or modifications to product labeling; (iii) the recall or discontinuation of our product; or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business.
U.S. Patent Term Restoration and Marketing Exclusivity
Depending upon the timing, duration, and specifics of the FDA approval of our drug or any of our drug candidates, some of our U.S. patents may be eligible for limited patent term extension under the Hatch-Waxman Act. The Hatch-Waxman Act permits a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product's approval date. The patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of a NDA plus the time between the submission date of a NDA and the approval of that application. Only one patent may be extended and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended and the application for the extension must be submitted prior to the expiration of the patent. The U.S. Patent and Trademark Office (USPTO), in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. We intend to apply for restoration of patent term for one of our currently owned or licensed patents that cover any drug candidate that receives FDA approval to add patent life beyond its current expiration date, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant NDA.
Marketing exclusivity provisions under the FDCA can also delay the submission or the approval of certain marketing applications for competing products. The FDCA provides a five-year period of non-patent marketing exclusivity within the U.S. to the first applicant to obtain approval of a NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an abbreviated new drug application (ANDA) or a 505(b)(2) NDA submitted by another company for another drug based on the same active moiety, regardless of whether the drug is intended for the same indication as the original innovator drug or for another indication. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement to one of the patents listed with the FDA by the innovator NDA holder. The FDCA also provides three years of marketing exclusivity for a NDA, or supplement to an existing NDA, if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example new indications, dosages, or strengths of an existing drug. This three-year exclusivity covers only the modification for which the drug received approval on the basis of the new clinical investigations and does not prohibit the FDA from approving ANDAs or 505(b)(2) applications for drugs containing the active agent for the original indication or condition of use. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness. Orphan drug exclusivity, as described below, may offer a seven-

year period of marketing exclusivity, except in certain circumstances. Pediatric exclusivity is another type of regulatory market exclusivity in the U.S. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods and patent terms. This six-month exclusivity, which runs from the end of other exclusivity protection or patent term, may be granted based on the voluntary completion of a pediatric trial in accordance with a FDA-issued "Written Request" for such a trial.
Orphan Drug Designation
The FDA may grant Orphan Drug Designation to drugs intended to treat a rare disease or condition that affects fewer than 200,000 individuals in the U.S., or if it affects more than 200,000 individuals in the U.S., there is no reasonable expectation that the cost of developing and marketing the drug for this type of disease or condition will be recovered from sales in the U.S. In the European Economic Area (EEA), which includes the 27 member states that comprise the European Union (EU) (the Member States) plus Iceland, Liechtenstein, and Norway (the EEA Member States), the European Commission, after receiving the opinion of the EMA's Committee for Orphan Medicinal Products (COMP) grants Orphan Drug Designation to also promote the development of orphan products. The relevant European legislation provides that a product can be designated as an orphan drug by the European Commission if its sponsor can establish that the product is intended for the diagnosis, prevention, or treatment of a life-threatening or chronically debilitating condition and either (i) the prevalence of the condition is not more than 5 in 10,000 persons in the EEA when the application is made, or (ii) without incentives it is unlikely that the marketing of the product in the EU would generate sufficient return to justify the necessary investment in its development. For either of these conditions, the applicant must also demonstrate that there exists no satisfactory method of diagnosis, prevention, or treatment of the condition in question that has been authorized in the EEA or, if such method exists, the product has to be of significant benefit compared to products available for the condition.
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
In the EEA, Orphan Drug Designation also entitles a party to financial incentives such as reduction of fees or fee waivers and ten years of market exclusivity is granted following drug or biological product approval. During this market exclusivity period, neither the EMA nor the European Commission or any of the competent authorities in the EEA Member States can accept an application or grant a marketing authorization for a "similar medicinal product." A "similar medicinal product" is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. This period may be reduced to six years if, after five years, it is established that the Orphan Drug Designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity. Market exclusivity may also be revoked in very select cases, such as if (i) it is established that a similar medicinal product is safer, more effective or otherwise clinically superior; (ii) the marketing authorization holder consents to such revocation; or (ii) the marketing authorization holder cannot supply enough orphan medicinal product.
Orphan drug exclusivity may be lost if the FDA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. Orphan drug designation must be requested before submitting an application for marketing approval. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.
Beginning on January 1, 2021, a separate process for orphan drug designation will apply in Great Britain. There will be no pre-marketing authorization orphan designation (as there is in the EEA) and the application for orphan designation will be reviewed by the Medicines and Healthcare products Regulatory Agency (MHRA) the U.K. medicines regulator, at the time of a MAA. The criteria are the same as in the EEA, save that they apply to Great Britain only (e.g. there must be no satisfactory method of diagnosis, prevention or treatment of the condition concerned in Great Britain).
Regulation of Diagnostic Tests
Some of our drug candidates may require use of a diagnostic test to identify appropriate patient populations for our products. These diagnostics, often referred to as companion diagnostics, are medical devices, often in vitro devices, which provide information that is essential for the safe and effective use of a corresponding drug. In the U.S., the FDCA and its implementing regulations, and other federal and state statutes and regulations govern, among other things, medical device design and development, preclinical and clinical testing, premarket clearance or approval, establishment registration and device listing, manufacturing, labeling, storage, advertising and promotion, sales and distribution, export and import, and post-market surveillance. Unless an exemption applies, diagnostic tests require marketing clearance or approval from the FDA prior to commercial distribution. The two primary types of FDA marketing authorization applicable to a medical device are premarket notification, also called 510(k) clearance, and premarket approval application (PMA) approval. We expect that any companion diagnostic developed for our drug or drug candidates will utilize the PMA pathway.
PMAs must be supported by valid scientific evidence, which typically requires extensive data, including technical, preclinical, clinical, and manufacturing data, to demonstrate to the FDA's satisfaction the safety and effectiveness of the device. For diagnostic tests, a PMA typically includes data regarding analytical and clinical validation studies. As part of its review of the PMA, the FDA will conduct a pre-approval inspection of the manufacturing facility or facilities to ensure compliance with the Quality System Regulation, which requires manufacturers to follow design, testing, control, documentation, and other quality assurance procedures. FDA review of an initial PMA may require several years to complete. If the FDA evaluations of both the PMA and the manufacturing facilities are favorable, the FDA will either issue an approval letter or an approvable letter, which usually contains a number of conditions that must be met in order to secure the final approval of the PMA. If the FDA's evaluation of the PMA or manufacturing facilities is not favorable, the FDA will deny approval of the PMA or issue a not approvable letter. A not approvable letter will outline the deficiencies in the application and, where practical, will identify what is necessary to make the PMA approvable. The FDA may also determine that additional clinical trials are necessary, in which case the PMA approval may be delayed for several months or years while the trials are conducted and then the data submitted in an amendment to the PMA. Once granted, PMA approval may be withdrawn by the FDA if compliance with post approval requirements, conditions of approval, or other regulatory standards are not maintained or problems are identified following initial marketing.
On August 6, 2014, the FDA issued a final guidance document addressing the development and approval process for "In Vitro Companion Diagnostic Devices." According to the guidance, for novel drugs such as our drug or drug candidates, a companion diagnostic device and its corresponding drug should be approved or cleared contemporaneously by the FDA for the use indicated in the therapeutic product labeling. The guidance also explains that a companion diagnostic device used to make treatment decisions in clinical trials of a drug generally will be considered an investigational device, unless it is employed for an intended use for which the device is already approved or cleared. If used to make critical treatment decisions, such as patient selection, the diagnostic device generally will be considered a significant risk device under the FDA's Investigational Device Exemption (IDE) regulations. Thus, the sponsor of the diagnostic device will be required to comply with the IDE regulations. According to the guidance, if a diagnostic device and a drug are to be studied together to support their respective approvals, both products can be studied in the same investigational study, if the study meets both the requirements of the IDE regulations and the IND regulations. The guidance provides that depending on the details of the study plan and subjects, a sponsor may seek to submit an IND alone, or both an IND and an IDE.
In the EEA, in vitro medical devices are required to conform with the essential requirements of the EU Directive on in vitro diagnostic medical devices (Directive No 98/79/EC, as amended). To demonstrate compliance with the essential requirements, the manufacturer must undergo a conformity assessment procedure. The conformity assessment varies according to the type of medical device and its classification. For low-risk devices, the conformity assessment can be carried out internally, but for higher risk devices it requires the intervention of an accredited EEA Notified Body. If successful, the conformity assessment concludes with the drawing up by the manufacturer of an EC Declaration of Conformity entitling the manufacturer to affix the European Conformity (CE) mark to its products and to sell them throughout the EEA. The in vitro diagnostic medical devices Directive is being replaced by a new Regulation in the EEA. The new Regulation (Regulation (EU) 2017/746) entered into force on 25 May 2017, and is subject to a 5 year transition period during which manufacturers of in vitro diagnostic medical devices must update their technical information and processes in line with the new Regulation. During the transition period, manufacturers may elect whether to put any new in vitro diagnostic devices under the Directive's regime or under the regulation of the new Regulation. Under European law, a Regulation differs from a Directive, as a regulation is directly effective in each Member State, without the need for implementing legislation (which is required for a Directive).
Following the U.K.'s departure from the EU on January 31, 2020, the U.K. (which comprises Great Britain and Northern Ireland) continued to follow the same regulations as the EU during a transition period which ended on December 31, 2020. Now that this transition period has ended, all in vitro medical devices must be registered with the MHRA before being placed on the Great Britain (GB) market. There is a grace period to allow time for compliance with the new registration process, with high risk device (i.e. List A products) requiring registration by May 1, 2021, and low risk devices requiring registration later in 2021 (List B products from September 1, 2021 and general in-vitro diagnostics from January 1, 2022). European CE marks will continue to be recognized in GB until June 30, 2023, following which a U.K.CA mark will be required for an in vitro medical device to be marketing in GB. The new EU Regulation will not automatically apply in GB, so the regulation of medical devices in GB may diverge from EU regulations in future. The EU regulatory framework on medical devices will, however, continue to apply in Northern Ireland under the Northern Irish Protocol and medical devices in Northern Ireland may either carry a European CE mark or a U.K. and Northern Ireland CE (CE U.K.NI) mark (although devices bearing the CE U.K.NI marking will not be accepted on the EU market).

European Drug Development
In Europe, our current or future approved drugs may also be subject to extensive regulatory requirements. As in the U.S., medicinal products can only be marketed if a marketing authorization from the competent regulatory agencies has been obtained.
Similar to the U.S., the various phases of preclinical and clinical research in Europe are subject to significant regulatory controls. Although the EU Clinical Trials Directive 2001/20/EC (the Directive) sought to harmonize the EU clinical trials regulatory framework, setting out common rules for the control and authorization of clinical trials in the EU, the EU Member States have transposed and applied the provisions of the Directive differently. This has led to significant variations in the Member State regimes. Under the current regime, before a clinical trial can be initiated it must be approved in each of the EU Member States where the trial is to be conducted by two distinct bodies: the National Competent Authority (NCA) and one or more Ethics Committees (ECs). All suspected unexpected serious adverse reactions to the investigated drug that occur during the clinical trial have to be reported to the NCA and ECs of the member state where they occurred.
In 2014, a new Clinical Trials Regulation 536/2014 (the Regulation), replacing the current Directive, was adopted. The new Regulation will become directly applicable in all EU Member States (without national implementation) following confirmation of the full functionality of the Clinical Trials Information System, the centralized EU portal and database for clinical trials foreseen by the new Regulation, through an independent audit. This is currently expected to occur in December 2021. The new Regulation seeks to simplify and streamline the approval of clinical trials in the EU. For example, the sponsor shall submit a single application for approval of a clinical trial via the EU Portal. As part of the application process, the sponsor shall propose a reporting Member State, who will coordinate the validation and evaluation of the application. The reporting Member State shall consult and coordinate with the other Member States in which the clinical trial is to take place (such Member States being referred to as the Member States Concerned). If an application is rejected, it can be amended and resubmitted through the EU Portal. If an approval is issued, the sponsor can start the clinical trial in all Member States Concerned. However, a Member State Concerned can in limited circumstances declare an "opt-out" from an approval. In such a case, the clinical trial cannot be conducted in that Member State. The Regulation also aims to streamline and simplify the rules on safety reporting and introduces enhanced transparency requirements such as mandatory submission of a summary of the clinical trial results to the EU Database.
The U.K. has implemented Directive 2001/20/EC into national law through the Medicines for Human Use Regulations, so U.K. regulation of clinical trials is currently aligned with EU regulations. Whether the U.K. will amend its legislation to align more closely with the new EU Regulation once that comes into effect is as yet unknown.
European Drug Review and Approval
In the EEA, medicinal products can only be commercialized after obtaining an EU Marketing Authorization. There are two types of marketing authorizations.
The first is the centralized marketing authorization, which is issued by the European Commission through the Centralized Procedure (CP), based on the opinion of the Committee for Medicinal Products for Human Use of the EMA. A centralized marketing authorization is valid throughout the entire territory of the EEA. The CP is mandatory for certain types of drugs, such as biotechnology medicinal drugs, advanced-therapy medicines (gene-therapy, somatic cell-therapy, or tissue-engineered medicines), orphan medicinal drugs, and medicinal drugs containing a new active substance indicated for the treatment of HIV or AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and other immune dysfunctions, and viral diseases. The CP is optional for drugs containing a new active substance not yet authorized in the EEA, or for drugs that constitute a significant therapeutic, scientific, or technical innovation or which are in the interest of public health in the EU.
National EU marketing authorizations, which are issued by the competent authorities of the Member States of the EEA and only cover their respective territory, are available for drugs not falling within the mandatory scope of the CP. Where a drug has already been authorized for marketing in an EEA Member State, this national authorization can be recognized in other Member States through the Mutual Recognition Procedure. If the drug has not received a national authorization in any Member State at the time of application, it can be approved simultaneously in various Member States through the Decentralized Procedure. Under the Decentralized Procedure an identical dossier is submitted to the competent authorities of each of the Member States in which the authorization is sought, one of which is selected by the applicant as the Reference Member State (RMS). The competent authority of the RMS prepares a draft assessment report, a draft summary of the drug characteristics (SPC), and a draft of the labeling and package leaflet, which are sent to the other Member States (referred to as the Concerned Member States) for their approval. If the Concerned Member States raise no objections, based on a potential serious risk to public health, to the assessment, SPC, labeling, or packaging proposed by the RMS, the drug is subsequently granted a national marketing authorization in all the Member States (i.e., in the RMS and the Concerned Member States).

Under the above described procedures, before granting the marketing authorizations, the EMA or the competent authorities of the Member States of the EEA make an assessment of the risk-benefit balance of the drug on the basis of scientific criteria concerning its quality, safety, and efficacy.
Now that the U.K. has left the EU, GB will no longer be covered by centralized marketing authorizations (under the Northern Irish Protocol, centralized EU authorizations will continue to be recognized in Northern Ireland). All medicinal products with a current centralized authorization were automatically converted to GB marketing authorizations on January 1, 2021. For a period of two years from January 1, 2021, the MHRA may rely on a decision taken by the European Commission on the approval of a new marketing authorization in the centralized procedure, in order to more quickly grant a new GB marketing authorization. A separate application will, however, still be required. The MHRA also has the power to have regard to marketing authorizations approved in EEA Member States through Decentralized or Mutual Recognition Procedures with a view to more quickly granting a marketing authorization in the U.K. or GB.
European Chemical Entity Exclusivity
In the EEA, innovative medicinal products, qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity. This data exclusivity, if granted, prevents generic or biosimilar applicants from referencing the innovator's pre-clinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar marketing authorization in the EEA. During the additional two-year period of market exclusivity, a generic or biosimilar marketing authorization can be submitted, and the innovator's data may be referenced, but no generic or biosimilar product can be marketed until the expiration of the market exclusivity. The overall ten-year period will be extended to a maximum of 11 years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. Even if a compound is considered to be a new chemical entity so that the innovator gains the prescribed period of data exclusivity, another company may market another version of the product if such company obtained marketing authorization based on an MAA with a complete independent data package of pharmaceutical tests, preclinical tests and clinical trials.
Brexit and the Regulatory Framework in the U.K.
On June 23, 2016, the electorate in the U.K. voted in favor of leaving the EU (commonly referred to as Brexit). Thereafter, on March 29, 2017, the country formally notified the EU of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. The U.K. formally left the EU on January 31, 2020. A transition period began on February 1, 2020, during which EU pharmaceutical law remained applicable to the U.K. and ended on December 31, 2020. Since the regulatory framework for pharmaceutical products in the U.K. covering quality, safety, and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales, and distribution of pharmaceutical products is derived from EU directives and regulations, Brexit could materially impact the future regulatory regime which applies to products and the approval of product candidates in the U.K., as the U.K. legislation now has the potential to diverge from EU legislation. It remains to be seen how Brexit will impact regulatory requirements for medicinal products and devices in the U.K. in the long-term. The MHRA has recently published detailed guidance for industry and organizations to follow now that the transition period is over, which will be updated as the U.K.'s regulatory position on medicinal products and medical devices evolves over time. Brexit has also created uncertainty with regard to data protection regulation in the U.K., and in particular, how data transfers from the EU to the U.K. will be regulated. The EU and the U.K. have agreed a bridging period of up to six months to allow the continued free flow of data from the EU to the U.K., during which time the European Commission will assess whether the U.K. will be granted adequacy status. There is no certainty that an adequacy decision will be granted. If it is not, legal uncertainties regarding the flow of data across borders could increase the complexity and cost of transferring personal data from the EU to the U.K.
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

Coverage and Reimbursement
Sales of QINLOCK and any future approved drugs will depend, in part, on the extent to which such drugs will be covered by third-party payors, such as government health programs, commercial insurers, and managed healthcare organizations, as well as the level of reimbursement such third-party payors provide for our products. Patients and providers are unlikely to use QINLOCK or any future approved drugs unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of such drugs. These third-party payors are increasingly reducing reimbursements for medical drugs and services.
In the U.S., no uniform policy of coverage and reimbursement for drugs or biological products exists, and one payor's determination to provide coverage and adequate reimbursement for a product does not assure that other payors will make a similar determination. In the U.S., the principal decisions about reimbursement for new medicines are typically made by the CMS, an agency within the HHS, as the CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare. Private third-party payors tend to follow Medicare coverage and reimbursement limitations to a substantial degree, but also have their own methods and approval process apart from Medicare determinations. Accordingly, decisions regarding the extent of coverage and amount of reimbursement to be provided for QINLOCK or any of our drug candidates, if approved, are made on a payor-by-payor basis. As a result, the coverage determination process may be a time-consuming and costly process that will require us to provide scientific and clinical support for the use of QINLOCK or any future approved drugs to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained. Even if we obtain coverage for a given product, the resulting reimbursement payment rates might not be adequate for us to achieve or sustain profitability or may require co-payments that patients find unacceptably high. Further, due to the COVID-19 pandemic, millions of individuals have lost or will be losing employer-based insurance coverage, which may adversely affect our ability to commercialize our products.
Additionally, the containment of healthcare costs has become a priority of federal and state governments, and the prices of drugs have been a focus in this effort. The U.S. government, state legislatures, and foreign governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement, and requirements for substitution of generic drugs. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our net revenue and results. Decreases in third-party reimbursement for QINLOCK or any of our drug candidates, if approved, or a decision by a third-party payor to not cover QINLOCK or any of our drug candidates could reduce physician usage of such drugs and have a material adverse effect on our sales, results of operations and financial condition.
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
The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the MMA) established the Medicare Part D (Part D) program to provide a voluntary prescription drug benefit to Medicare beneficiaries. Under Part D, Medicare beneficiaries may enroll in prescription drug plans offered by private entities that provide coverage of outpatient prescription drugs. Unlike Medicare Parts A and B, Part D coverage is not standardized. While all Medicare drug plans must give at least a standard level of coverage set by Medicare, Part D prescription drug plan sponsors are not required to pay for all covered Part D drugs, and each drug plan can develop its own drug formulary that identifies which drugs it will cover and at what tier or level. These Part D prescription drug formularies must include drugs within each therapeutic category and class of covered Part D drugs, though not necessarily all the drugs in each category or class. Any formulary used by a Part D prescription drug plan must be developed and reviewed by a pharmacy and therapeutic committee. Government payment for some of the costs of prescription drugs may increase demand for QINLOCK or any drug candidates for which we may obtain marketing approval. However, any negotiated prices for QINLOCK or any future drugs covered by a Part D prescription drug plan will likely be lower than the prices we might otherwise obtain. Moreover, while the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own payment rates. Any reduction in payment that results from the MMA may result in a similar reduction in payments from non-governmental payors.

For a drug product to receive federal reimbursement under the Medicaid or Medicare Part B (Part B) programs or to be sold directly to U.S. government agencies, the manufacturer must extend discounts to entities eligible to participate in the 340B drug pricing program. The required 340B discount on a given product is calculated based on the AMP and Medicaid rebate amounts reported by the manufacturer. As of 2010, the ACA expanded the types of entities eligible to receive discounted 340B pricing, although, under the current state of the law, with the exception of children's hospitals, these newly eligible entities will not be eligible to receive discounted 340B pricing on orphan drugs. In addition, as 340B drug pricing is determined based on AMP and Medicaid rebate data, the revisions to the Medicaid rebate formula and AMP definition described above could cause the required 340B discount to increase. In addition, legislation may be introduced that, if passed, would further expand the Public Health Service's 340B Drug Pricing Program (the 340B program) to additional covered entities or would require participating manufacturers to agree to provide 340B discounted pricing on drugs used in an inpatient setting.
The American Recovery and Reinvestment Act of 2009 provides funding for the federal government to compare the effectiveness of different treatments for the same illness. The plan for the research was published in 2012 by the HHS, the Agency for Healthcare Research and Quality and the National Institutes for Health, and periodic reports on the status of the research and related expenditures are made to Congress. Although the results of the comparative effectiveness studies are not intended to mandate coverage policies for public or private payors, it is not clear what effect, if any, the research will have on the sales of QINLOCK or any of our drug candidates for which we may obtain marketing approval, if any such drug or the condition that they are intended to treat are the subject of a trial. It is also possible that comparative effectiveness research demonstrating benefits in a competitor's drug could adversely affect the sales of QINLOCK or any of our drug candidates for which we may obtain marketing approval. If third-party payors do not consider QINLOCK or any future drugs to be cost-effective compared to other available therapies, they may not cover such drugs as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow us to sell such drugs on a profitable basis.
In recent years, additional laws have resulted in direct or indirect reimbursement reductions for certain Medicare providers, including:
•The Budget Control Act of 2011 (BCA), among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation's automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2029 unless additional Congressional action is taken.
•The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
These laws, and future state and federal healthcare reform measures may be adopted in the future, any of which may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for QINLOCK or any drug candidates for which we may obtain regulatory approval or the frequency with which QINLOCK or any such drug candidate is prescribed or used.
As noted above, the marketability of QINLOCK or any drug candidates for which we receive regulatory approval for commercial sale may suffer if the government and other third-party payors fail to provide adequate coverage and reimbursement. We expect that an increasing emphasis on cost containment measures in the U.S. will continue to increase the pressure on pharmaceutical pricing. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.
In addition, in some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, the EU provides options for its Member States to restrict the range of medicinal drugs for which their national health insurance systems provide reimbursement and to control the prices of medicinal drugs for human use. A Member State may approve a specific price for the medicinal drug or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal drug on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical drugs will allow favorable reimbursement and pricing arrangements for QINLOCK or any of our future drugs. Historically, drugs launched in the EU do not follow price structures of the U.S. and generally tend to be significantly lower.

U.S. Healthcare Reform
The ACA has had a significant impact on the healthcare industry. The ACA expanded coverage for the uninsured while at the same time containing overall healthcare costs. With regard to pharmaceutical products, the ACA, among other things, addressed a new methodology by which rebates owed by manufacturers under the MDRP are calculated for drugs that are inhaled, infused, instilled, implanted, or injected, increased the minimum Medicaid rebates owed by manufacturers under the MDRP, extended the rebate program to individuals enrolled in Medicaid managed care organizations, and established annual fees and taxes on manufacturers of certain branded prescription drugs, and a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% (increased pursuant to the Bipartisan Budget Act of 2018, effective as of 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer's outpatient drugs to be covered under Medicare Part D.
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
Some of the provisions of the ACA have yet to be fully implemented, while certain provisions have been subject to reform through legislation and Executive Orders of the previous President of the U.S. (the previous U.S. President), and to judicial challenges. The U.S. Supreme Court has upheld certain key aspects of the legislation, including a tax-based shared responsibility payment imposed on certain individuals who fail to maintain qualifying health coverage for all or part of a year, which is commonly the requirement that all individuals maintain health insurance coverage or pay a penalty, referred to as the "individual mandate." However, the Tax Cuts and Jobs Act of 2017 (2017 Tax Reform Act) included a provision repealing the individual mandate, effective January 1, 2019. On December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the 2017 Tax Reform Act, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the Fifth Circuit U.S. Court of Appeals held that the individual mandate is unconstitutional, and remanded the case to the lower court to reconsider its earlier invalidation of the full ACA. Pending review, the ACA remains in effect, but it is unclear at this time what effect the latest ruling will have on the status of the ACA. The current U.S. presidential administration has indicated that enhancing the ACA is a legislative priority. We continue to evaluate legislative efforts regarding the ACA and its possible impact on our business.
The previous U.S. presidential administration signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. On January 20, 2017, the previous U.S. President signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal burden on states or a cost, fee, tax, penalty, or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. On October 13, 2017, the previous U.S. President signed an Executive Order terminating the cost-sharing subsidies that reimburse insurers under the ACA. The previous U.S. presidential administration concluded that cost-sharing reduction (CSR) payments to insurance companies required under the ACA had not received necessary appropriations from Congress and discontinued these payments due to the lack of appropriations. The loss of the CSR payments is expected to increase premiums on certain policies issued by qualified health plans under the ACA. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. Further, on June 14, 2018, U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued were owed to them. In April 2020, the U.S. Supreme Court issued an opinion in Moda Health Plan, Inc. v. United States which held that the ACA requires the federal government to compensate insurers for significant losses their health plans incurred during the first three years of the ACA's marketplaces, and that insurers can sue for nonpayment in the Court of Federal Claims. The effects of this decision on third-party payors, the viability of the ACA marketplace, providers, and potentially our business, are not yet known.

On January 22, 2018, the previous U.S. President signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so-called "Cadillac" tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. However, on December 20, 2019, the previous U.S. President signed into law the Further Consolidated Appropriations Act (H.R. 1865), which repeals the Cadillac tax, the health insurance provider tax, and the medical device excise tax. The Bipartisan Budget Act of 2018 (the BBA) among other things, amends the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the "donut hole."
In December 2018, the CMS published a final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. In addition, CMS has recently published a final rule that would give states greater flexibility starting in 2020, in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces.
Other legislative changes have also been proposed and adopted since the ACA was enacted that, directly or indirectly, affect or are likely to affect, the pharmaceutical industry and the commercialization of our products, including the BCA, the American Taxpayer Relief Act of 2012 (ATRA), and the Middle Class Tax Relief and Job Creation Act of 2012. In August 2011, the BCA, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation's automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year, and, due to subsequent legislative amendments, will remain in effect through 2030 unless additional Congressional action is taken. However, the Medicare sequester reductions under the BCA were suspended from May 1, 2020 through March 31, 2021 due to the COVID-19 pandemic. The ATRA among other things, reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
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
Additionally, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which have resulted in several recent Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. In addition, the U.S. government, state legislatures, and foreign governments have shown significant interest in implementing cost-containment programs, including price-controls, restrictions on reimbursement, and requirements for substitution of generic products for branded prescription drugs to limit the growth of government paid healthcare costs. At the federal level, the previous U.S. presidential administration released a "Blueprint" to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. HHS has already started the process of soliciting feedback on some of these measures and, at the same time, is immediately implementing others under its existing authority. In May 2019, the CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy, a type of prior authorization, for Part B drugs beginning January 1, 2020. This final rule codified the CMS's policy change that was effective January 1, 2019. The U.S. Congress and the prior U.S. presidential administration have each indicated that they would continue to seek new legislative and/or administrative measures to control drug costs. For example, on September 25, 2019, the Senate Finance Committee introduced the Prescription Drug Pricing Reduction Action of 2019, a bill intended to reduce Medicare and Medicaid prescription drug prices. The proposed legislation would restructure the Part D benefit, modify payment methodologies for certain drugs, and impose an inflation cap on drug price increases. An even more restrictive bill, the Lower Drug Costs Now Act of 2019, was introduced in the House of Representatives on September 19, 2019, and would require HHS to directly negotiate drug prices with manufacturers. The Lower Drugs Costs Now Act of 2019 has passed out of the House and was delivered to the Senate on December 16, 2019. However, it is unclear whether either of these bills will make it through both chambers and be signed into law, and if either is enacted, what effect it would have on our business.
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
Individual states in the U.S. have also become increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
Other Healthcare Laws
For our drug and any drug candidates that obtain regulatory approval and are marketed in the U.S., our arrangements with third-party payors, customers, and other third parties may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell, and distribute QINLOCK or any products for which we obtain marketing approval. In addition, we may be subject to health information privacy and security regulation by U.S. federal and state governments and foreign jurisdictions in which we conduct our business. In the U.S., these laws include, without limitation, state and federal anti-kickback, false claims, physician transparency, and patient data privacy and security laws and regulations, including but not limited to those described below:
•The federal Anti-Kickback Statute makes it illegal for any person, including a prescription drug manufacturer (or a party on its behalf) to, knowingly and willfully offer, solicit, receive, or pay remuneration (including any kickback, bribe, or rebate), directly or indirectly, in cash or in kind, that is intended to induce or reward, or in return for, either the referral of an individual for, or the purchase, order, or recommendation of, any good or service, for which payment may be made, in whole or in part, under federal healthcare programs such as the Medicare and Medicaid programs. Violations of this law are subject to civil and criminal fines and penalties for each violation, plus up to three times the remuneration involved, imprisonment, administrative civil monetary penalties, and exclusion from participation in government healthcare programs. In addition, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act (FCA). The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers, on the one hand, and prescribers, purchasers, and formulary managers, on the other. Although there are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, the exceptions and safe harbors are drawn narrowly. Practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases, or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all of its facts and circumstances.
•The federal civil and criminal false claims laws, including the federal False Claims Act, impose criminal and civil penalties, and authorizes civil whistleblower or qui tam actions, against individuals or entities (including manufacturers) for, among other things, knowingly presenting, or causing to be presented false or fraudulent claims for payment by a federal healthcare program; making, using, or causing to be made or used, a false statement or record material to payment of a false or fraudulent claim or obligation to pay or transmit money or property to the federal government; or knowingly concealing or knowingly and improperly avoiding or decreasing an obligation to pay money to the federal government. The government may deem manufacturers to have "caused" the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off-label. Claims which include items or services resulting from a violation of the federal Anti-Kickback

Statute are false or fraudulent claims for purposes of the False Claims Act. Our marketing and activities relating to the reporting of wholesaler or estimated retail prices for QINLOCK or any future products, the reporting of prices used to calculate Medicaid rebate information, and other information affecting federal, state, and third-party reimbursement for QINLOCK or any future products, and the sale and marketing of QINLOCK and any future product candidates, are subject to scrutiny under this law.
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
•The federal Health Insurance Portability and Accountability Act of 1996 (HIPAA) which imposes criminal and civil liability for knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private), willfully obstructing a criminal investigation of a healthcare offense, and knowingly or willfully falsifying, concealing or covering up by any trick or device a material fact, or making any materially false, fictitious, or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items, or services relating to healthcare matters. Similar to the U.S. federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the healthcare fraud statute implemented under HIPAA or specific intent to violate it in order to have committed a violation.
•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (HITECH), and their respective implementing regulations, which impose, among other things, requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses and their business associates, that perform services for them that involve the use, or disclosure of, individually identifiable health information, relating to the privacy, security, and transmission of individually identifiable health information without appropriate authorization, including mandatory contractual terms and required implementation of technical safeguards of such information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damage or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys' fees and costs associated with pursuing federal civil actions.
•The federal false statements statute prohibits knowingly and willfully falsifying, concealing, or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items, or services.
•Federal price reporting laws require drug manufacturers to calculate and report complex pricing metrics to government programs, where such reported prices may be used in the calculation of reimbursement and/or discounts on approved products.
•The federal Physician Payments Sunshine Act (Sunshine Act), enacted as part of the ACA, and its implementing regulations, require certain manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children's Health Insurance Program (with certain exceptions) to report annually to the HHS under the Open Payments Program, information related to payments and other "transfers of value" provided to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors) and teaching hospitals, and ownership and investment interests held by physicians and their immediate family members. Effective January 1, 2022, these reporting obligations will extend to include transfers of value made to certain non-physician providers such as physician assistants and nurse practitioners. In addition, many states also require the reporting of payments or other transfers of value. Many of these state laws differ from each other in significant ways, are often not pre-empted, and may have a more prohibitive effect than the Sunshine Act, thus further complicating compliance efforts.
•Analogous state and foreign laws and regulations, such as state anti-kickback, false claims laws, consumer protection, and unfair competition laws, which may apply to pharmaceutical business practices, including but not limited to, research, distribution, sales, and marketing arrangements as well as submitting claims involving healthcare items or services reimbursed by any third-party payor, including commercial insurers. Such laws are enforced by various state agencies and through private actions. Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant federal government compliance guidance that otherwise restricts payments that may be made to healthcare providers and other potential referral sources, require drug manufacturers to report information related to pricing and marketing information, such as the tracking and reporting of gifts, compensations, and other remuneration and items of value provided to physicians and other healthcare providers and entities, require the registration of pharmaceutical sales representatives, and restrict marketing practices or require disclosure of marketing expenditures. State and foreign laws also govern the privacy and security of health information in certain circumstances. Such data privacy and security laws may differ from one another in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.
In California, the California Consumer Privacy Act (CCPA) was enacted in June 2018, became effective on January 1, 2020, and became subject to enforcement by the California Attorney General's office on July 1, 2020. The CCPA broadly defines personal information, and creates new individual privacy rights and protections for California consumers (as defined in the law), places increased privacy and security obligations on entities handling personal data of consumers or households, and provides for civil penalties for violations and a private right of action for data breaches. The CCPA requires covered companies to provide certain disclosures to consumers about its data collection, use and sharing practices, and to provide affected California residents with ways to opt-out of certain sales or transfers of personal information. While there is an exception for protected health information that is subject to HIPAA and clinical trial regulations, the CCPA may impact our business activities if we become a "Business" regulated by the scope of the CCPA.
In addition to the CCPA, new privacy and data security laws have been proposed in more than half of the states in the U.S. and in the U.S. Congress, reflecting a trend toward more stringent privacy legislation in the U.S., which trend may accelerate depending on the new U.S. presidential administration. The effects of the CCPA, and other similar state or federal laws, are potentially significant and may require us to modify our data processing practices and policies and to incur substantial costs and potential liability in an effort to comply with such legislation.
In the U.S., to help patients afford QINLOCK and any other products, if approved, we have various programs to assist them, including patient assistance programs and co-pay coupon programs for eligible patients. Government enforcement agencies have shown increased interest in pharmaceutical companies' product and patient assistance programs, including reimbursement support services, and a number of investigations into these programs have resulted in significant civil and criminal settlements. In addition, at least one insurer has directed its network pharmacies to no longer accept co-pay coupons for certain specialty drugs the insurer identified. Our co-pay coupon programs could become the target of similar insurer actions. In November 2013, the CMS issued guidance to the issuers of qualified health plans sold through the ACA marketplaces encouraging such plans to reject patient cost-sharing support from third parties and indicating that the CMS intends to monitor the provision of such support and may take regulatory action to limit it in the future. The CMS subsequently issued a rule requiring individual market qualified health plans to accept third-party premium and cost-sharing payments from certain government-related entities. In September 2014, the Office of Inspector General (OIG) of the HHS issued a Special Advisory Bulletin warning manufacturers that they may be subject to sanctions under the federal anti-kickback statute and/or civil monetary penalty laws if they do not take appropriate steps to exclude Part D beneficiaries from using co-pay coupons. Accordingly, companies exclude these Part D beneficiaries from using co-pay coupons.
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
The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. Federal and state enforcement bodies have recently increased their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions, and settlements in the healthcare industry. In November 2020, the OIG issued a Fraud Alert highlighting its view that pharmaceutical promotional speaker programs can pose a high risk of fraud and abuse. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations, or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other related governmental regulations that may apply to us, we may be subject to significant civil, criminal, and administrative penalties, damages, fines, individual imprisonment, disgorgement, exclusion of drugs from government funded healthcare programs, such as Medicare and Medicaid, contractual damages, reputational harm, diminished profits and future earnings, and the curtailment or restructuring of our operations, as well as additional oversight, and reporting obligations if we become subject to a corporate integrity agreement or similar settlement to resolve allegations of non-compliance with these laws. If any of the physicians or other healthcare providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to criminal, civil, or administrative sanctions, including exclusions from government funded healthcare programs, which may also adversely affect our business. Ensuring business arrangements comply with applicable healthcare laws, as well as responding to possible investigations by government authorities, can be time- and resource-consuming and can divert a company's attention from the business.
European Data Collection
In the EU, we may also face particular privacy, data security, and data protection risks in connection with requirements of the General Data Protection Regulation (EU) 2016/679 (GDPR), and other data protection regulations. The GDPR applies to any company established in the EU as well as to those outside the EU if they collect and use personal data in connection with the offering of goods or services to individuals in the EU or the monitoring of their behavior. The GDPR has enhanced data protection obligations for controllers of personal data, including, for example, expanded disclosures about how personal information is to be used, limitations on retention of information, mandatory data breach notification requirements, restrictions on transfers outside of the EU to third countries deemed to lack adequate privacy protections (such as the U.S.), and has created onerous new obligations and liabilities on services providers or data processors. Non-compliance with the GDPR may result in monetary penalties of up to €20 million or 4% of worldwide revenue, whichever is higher. Notably, on January 21, 2019, Google was fined almost $57 million by French regulators for violating GDPR. Moreover, data subjects can claim damages resulting from infringement of the GPDR. The GDPR further grants non-profit organizations the right to bring claims on behalf of data subjects. The GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of personal data, such as healthcare data or other sensitive information, could greatly increase our cost of providing our products and services or even prevent us from offering certain services in jurisdictions that we may operate in. The GDPR may increase our responsibility and liability in relation to personal data that we process where such processing is subject to the GDPR, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, including as implemented by individual countries. Compliance with the GDPR will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European activities. In addition, further to the U.K.'s exit from the EU on January 31, 2020, the GDPR ceased to apply in the U.K. at the end of the transition period on December 31, 2020. As of January 1, 2021, the GDPR has been brought into U.K. law as the 'U.K. GDPR', but there may be further developments about the regulation of particular issues such as U.K.-EU data transfers. We may be required to take steps to ensure the lawfulness of our data transfers, particularly if by the end of the transition period there will not be an adequacy decision by the European Commission regarding the U.K.
Human Capital Resources
Our employees are a key factor in our ability to achieve our mission of discovering, developing, and delivering important new medicines to patients for the treatment of cancer. As of January 31, 2021, we had approximately 350 employees located in approximately 30 states across the United States. More than 200 employees are located at our headquarters in Waltham, Massachusetts and approximately 50 employees are located at our research facility in Lawrence, Kansas.
We believe that our future success largely depends upon our continued ability to attract and retain highly skilled employees. We emphasize a number of measures and objectives in managing our human capital assets, including, among others, employee engagement, development, and training, talent acquisition and retention, employee safety and wellness, diversity and inclusion, and compensation and pay equity. We provide our employees with competitive salaries and bonuses, opportunities for equity ownership, development programs that enable continued learning and growth and a robust employment package that promotes well-being across all aspects of their lives, including health care, retirement planning and paid time off. In addition, we regularly conduct employee surveys to gauge employee engagement and identify areas of focus.
We believe that developing a diverse, equitable and inclusive culture is critical to continuing to attract and retain the top talent necessary to deliver on our growth strategy and key to our long-term success. As such, we are investing in the creation of a work environment where our employees can feel inspired to deliver their workplace best every day. We value diversity at all levels and continue to focus on extending our diversity and inclusion initiatives across our entire workforce, from working with managers to develop strategies for building diverse teams to promoting the advancement of leaders from different backgrounds. Our guiding principles of patient-focus, accountability, transparency, honesty and integrity, and stewardship, serve as our cultural pillars. Grounded in these guiding principles, we focus our company-wide efforts on creating a collaborative environment where our colleagues feel respected, valued, and can contribute to their fullest potential.

Corporate Information
Deciphera Pharmaceuticals, Inc. is a Delaware corporation that was formed in August 2017. Deciphera Pharmaceuticals, LLC, one of our wholly owned subsidiaries, is a Delaware limited liability company that was formed in 2003 as our initial company entity. Our principal executive offices are located at 200 Smith Street, Waltham, MA 02451, and our telephone number is (781) 209-6400.
Available Information
Our Internet address is www.deciphera.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits, proxy, and information statements and amendments to those reports filed or furnished pursuant to Sections 13(a), 14, and 15(d) of the Securities Exchange Act of 1934, as amended (the Exchange Act), are available through the "Investors" portion of our website free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information on our website is not part of this Form 10-K or any of our other securities filings unless specifically incorporated herein by reference. In addition, our filings with the SEC may be accessed through the SEC's Interactive Data Electronic Applications system at www.sec.gov. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.
ITEM 1A.    RISK FACTORS
Our business is subject to numerous material and other risks. You should carefully consider the risks and uncertainties described below together with all of the other information contained in this Form 10-K including our consolidated financial statements and the related notes, and in our other filings with the SEC. If any of the following risks actually occur, our business, prospects, operating results, and financial condition could suffer materially. In such event, the trading price of our common stock could decline and you might lose all or part of your investment.
Risks Related to Our Business and Commercialization
Risks Related to Business Development and Commercialization
Our business depends heavily on our ability to successfully commercialize QINLOCK in the U.S. and in other jurisdictions where we may obtain marketing approval, including Europe. There is no assurance that our commercialization efforts with respect to QINLOCK will be successful or that we will be able to generate revenues at the levels or on the timing we expect, or at levels or on the timing necessary to support our goals.
To date, we have not generated substantial revenues from the sale of products. On May 15, 2020, QINLOCK was approved by the FDA for the treatment of adult patients with advanced GIST who have received prior treatment with three or more kinase inhibitors, including imatinib. Our business currently depends heavily on our ability to successfully commercialize QINLOCK as a treatment for GIST in the U.S. and in other jurisdictions where we may obtain marketing approval, including Europe. We may never be able to successfully commercialize our product or meet our expectations with respect to revenues. We have never marketed, sold, or distributed for commercial use any pharmaceutical product other than QINLOCK, with respect to which we only recently began commercial sales. There is no guarantee that the infrastructure, systems, processes, policies, relationships, and materials we have built for the launch and commercialization of QINLOCK in the U.S. in GIST, or that we may build in Europe, will be sufficient for us to achieve success at the levels we expect.
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
•the ability of our third-party manufacturer(s) to manufacture commercial supplies of QINLOCK at acceptable costs, to remain in good standing with regulatory agencies, and to maintain commercially viable manufacturing processes that are, to the extent required, compliant with cGMP regulations;
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
•our ability to successfully complete our Phase 3 study of QINLOCK for second-line GIST and obtain marketing approval in such indication and potentially other areas of GIST treatment;
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
Any of these issues could impair our ability to successfully commercialize our product or to generate substantial revenues or profits or to meet our expectations with respect to the amount or timing of revenues or profits. Any issues or hurdles related to our commercialization efforts may materially adversely affect our business, results of operations, financial condition, and prospects. There is no guarantee that we will be successful in our launch or commercialization efforts with respect to QINLOCK. We may also experience significant fluctuations in sales of QINLOCK from period to period and, ultimately, we may never generate sufficient revenues from QINLOCK to reach or maintain profitability or sustain our anticipated levels of operations. Any inability on our part to successfully commercialize QINLOCK in the U.S., and any other international markets where it may subsequently be approved, including Europe, or any significant delay, could have a material adverse impact on our ability to execute upon our business strategy.
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
•obtain regulatory authorization for the development and commercialization of the drug candidates in our pipeline;
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
•HIPAA, which created additional federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing, or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity can be found guilty of violating HIPAA without actual knowledge of the statute or specific intent to violate it;
•HIPAA, as amended by HITECH, and their respective implementing regulations, which impose, among other things, requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates that perform services for them that involve the use, or disclosure of, individually identifiable health information, relating to the privacy, security, and transmission of individually identifiable health information without appropriate authorization. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys' fees and costs associated with pursuing federal civil actions;
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
•the Sunshine Act, created under the ACA, and its implementing regulations, which require manufacturers of drugs, devices, biologicals, and medical supplies for which payment is available under Medicare, Medicaid, or the Children's Health Insurance Program (with certain exceptions) to report annually to the HHS under the Open Payments Program, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors), and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Effective January 1, 2022, these reporting obligations will extend to include transfers of value made to certain non-physician providers such as physician assistants and nurse practitioners. In addition, many states also require the reporting of payments or other transfers of value. Many of these state laws differ from each other in significant ways, are often not pre-empted, and may have a more prohibitive effect than the Sunshine Act, thus further complicating compliance efforts; and
•analogous state and foreign laws and regulations, such as state and foreign anti-kickback, false claims, consumer protection, and unfair competition laws which may apply to pharmaceutical business practices, including but not limited to, research, distribution, sales, and marketing arrangements as well as submitting claims involving healthcare items or services reimbursed by any third-party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry's voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government that otherwise restricts payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to file reports with states regarding pricing and marketing information, such as the tracking and reporting of gifts, compensations, and other remuneration and items of value provided to healthcare professionals and entities; state and local laws requiring the registration of pharmaceutical sales representatives; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and are often not pre-empted by HIPAA, thus complicating compliance efforts.
In the U.S., to help patients afford our approved product, we may utilize programs to assist them, including patient assistance programs and co-pay coupon programs for eligible patients. Government enforcement agencies have shown increased interest in pharmaceutical companies' product and patient assistance programs, including reimbursement support services, and a number of investigations into these programs have resulted in significant civil and criminal settlements. In addition, at least one insurer has directed its network pharmacies to no longer accept co-pay coupons for certain specialty drugs the insurer identified. Our co-pay coupon programs could become the target of similar insurer actions. In addition, in November 2013, the CMS issued guidance to the issuers of qualified health plans sold through the ACA's marketplaces encouraging such plans to reject patient cost-sharing support from third parties and indicating that the CMS intends to monitor the provision of such support and may take regulatory action to limit it in the future. The CMS subsequently issued a rule requiring individual market qualified health plans to accept third-party premium and cost-sharing payments from certain government-related entities. In September 2014, the OIG of the HHS issued a Special Advisory Bulletin warning manufacturers that they may be subject to sanctions under the federal anti-kickback statute and/or civil monetary penalty laws if they do not take appropriate steps to exclude Part D beneficiaries from using co-pay coupons. Accordingly, companies exclude these Part D beneficiaries from using co-pay coupons. It is possible that changes in insurer policies regarding co-pay coupons and/or the introduction and enactment of new legislation or regulatory action could restrict or otherwise negatively affect these patient support programs, which could result in fewer patients using affected products, and therefore could have a material adverse effect on our sales, business, and financial condition.
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
On November 30, 2020, the OIG published a final rule effective January 1, 2022 amending the existing safe harbor protecting certain discounts to eliminate safe harbor protection for certain rebates provided by a manufacturer of prescription pharmaceutical products to a plan sponsors under Part D or pharmacy benefit managers (PBMs) under contract with them. The final rule also creates new safe harbors effective January 29, 2021 for point-of-sale reductions in price on prescription pharmaceutical products and certain PBM service fees. The impact of these changes on our business are unclear at this time.
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
The ACA requires pharmaceutical manufacturers of branded prescription drugs to pay a branded prescription drug fee to the federal government. Each such manufacturer is required to pay a prorated share of the branded prescription drug fee of $4.1 billion in 2018 and $2.8 billion in each year thereafter, based on the dollar value of its branded prescription drug sales to certain federal programs identified in the law. The ACA also expanded the 340B program (described below), to include additional types of covered entities. We will participate in the 340B program for QINLOCK and any of our drug candidates for which we receive approval. Federal law requires that any company that participates in the Medicaid rebate program also participate in the 340B program in order for federal funds to be available for the manufacturer's drugs under Medicaid. The 340B program requires participating manufacturers to agree to charge statutorily defined covered entities no more than the 340B "ceiling price" for the manufacturer's covered outpatient drugs. In addition, in order to be eligible to have its products paid for with federal funds under the Medicaid programs and purchased by certain federal grantees and agencies, a manufacturer also must participate in the FSS pricing program, established by Section 603 of the Veterans Health Care Act of 1992. Under this program, the manufacturer is obligated to make products available for procurement on an FSS contract and charge a price to four federal agencies—the Department of Veterans Affairs, the Department of Defense, the Public Health Service, and the Coast Guard—that is at least 24% less than the non-FAMP for the prior fiscal year.
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
In the U.S., the MMA changed the way Medicare covers and pays for pharmaceutical products. The legislation expanded Medicare coverage for drug purchases by the elderly and introduced a new reimbursement methodology based on average sales prices for physician-administered drugs. In addition, this legislation provided authority for limiting the number of drugs that will be covered in any therapeutic class. Cost reduction initiatives and other provisions of this legislation could decrease the coverage and price that we receive for our approved products. While the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates. Therefore, any reduction in reimbursement that results from the MMA may result in a similar reduction in payments from private payors.
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
Some of the provisions of the ACA have yet to be fully implemented, while certain provisions have been subject to reform through legislation and Executive Orders by the previous U.S. presidential administration and to judicial challenges. In 2012, the U.S. Supreme Court heard challenges to the constitutionality of the individual mandate and the viability of certain provisions of the ACA. The Supreme Court's decision upheld most of the ACA and determined that requiring individuals to maintain "minimum essential" health insurance coverage or pay a penalty to the Internal Revenue Service was within Congress's constitutional taxing authority. However, as a result of tax reform legislation enacted into law in late December 2017, the individual mandate has been eliminated, effective January 1, 2019. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the 2017 Tax Reform Act, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the Fifth Circuit U.S. Court of Appeals held that the individual mandate is unconstitutional, and remanded the case to the lower court to reconsider its earlier invalidation of the full ACA. Pending review, the ACA remains in effect, but it is unclear at this time what effect the latest ruling will have on the status of the ACA. The current U.S. presidential administration has indicated that enhancing the ACA is a legislative priority. We will continue to evaluate legislative efforts regarding the ACA and its possible impact on our business.
The previous U.S. presidential administration signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. On January 20, 2017, the previous U.S. President signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal burden on states or a cost, fee, tax, penalty, or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. On October 13, 2017, the previous U.S. President signed an Executive Order terminating the cost-sharing subsidies that reimburse insurers under the ACA. The previous U.S. presidential administration concluded that CSR payments to insurance companies required under the ACA had not received necessary appropriations from Congress and discontinued these payments due to the lack of appropriations. The loss of the CSR payments is expected to increase premiums on certain policies issued by qualified health plans under the ACA. Several state Attorneys General filed suit to stop the previous U.S. presidential administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. Further, on June 14, 2018, U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued were owed to them. In April 2020, the U.S. Supreme Court issued an opinion in Moda Health Plan, Inc. v. United States which held that the ACA requires the federal government to compensate insurers for significant losses their health plans incurred during the first three years of the ACA’s marketplaces, and that insurers can sue for nonpayment in the Court of Federal Claims. The effects of this decision on third-party payors, the viability of the ACA marketplace, providers, and potentially our business, are not yet known.
On January 22, 2018, the previous U.S. President signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so-called "Cadillac" tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. However, on December 20, 2019, the previous U.S. President signed into law H.R. 1865, which repeals the Cadillac tax, the health insurance provider tax, and the medical device excise tax. The BBA among other things, amends the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the "donut hole."
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
Other legislative changes have also been proposed and adopted since the ACA was enacted that, directly or indirectly, affect or are likely to affect, the pharmaceutical industry and the commercialization of our products, including the BCA, ATRA, and the Middle Class Tax Relief and Job Creation Act of 2012. In August 2011, the BCA, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation's automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year, and, due to subsequent legislative amendments, will remain in effect through 2030 unless additional Congressional action is taken. However, the Medicare sequester reductions under the BCA will be suspended from May 1, 2020 through December 31, 2020 due to the COVID-19 pandemic. The ATRA among other things, reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
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
There has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which have resulted in several recent Congressional inquiries and proposed bills designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. In addition, the U.S. government, state legislatures, and foreign governments have shown significant interest in implementing cost-containment programs, including price-controls, restrictions on reimbursement, and requirements for substitution of generic products for branded prescription drugs to limit the growth of government paid healthcare costs. At the federal level, the previous U.S. presidential administration's budget for fiscal year 2020 contained further drug price control measures that could be enacted in other future legislation, including, for example, measures to permit Part D plans to negotiate the price of certain drugs under Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Additionally, the previous U.S. presidential administration released a "Blueprint" to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. HHS has already started the process of soliciting feedback on some of these measures and, at the same time, is immediately implementing others under its existing authority. In May 2019, the CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy, a type of prior authorization, for Part B drugs beginning January 1, 2020. This final rule codified the CMS's policy change that was effective January 1, 2019. The U.S. Congress and the prior U.S. presidential administration have each indicated that they would continue to seek new legislative and/or administrative measures to control drug costs. For example, on September 25, 2019, the Senate Finance Committee introduced the Prescription Drug Pricing Reduction Action of 2019, a bill intended to reduce Medicare and Medicaid prescription drug prices. The proposed legislation would restructure the Part D benefit, modify payment methodologies for certain drugs, and impose an inflation cap on drug price increases. An even more restrictive bill, the Lower Drug Costs Now Act of 2019, was introduced in the House of Representatives on September 19, 2019, and would require HHS to directly negotiate drug prices with manufacturers. The Lower Drug Costs Now Act of 2019 has passed out of the House and was delivered to the Senate on December 16, 2019.
However, it is unclear whether either of these bills will make it through both chambers and be signed into law, and if either is enacted, what effect it would have on our business.
On July 24, 2020 and September 13, 2020, the previous U.S. President signed several Executive Orders aimed at lowering drug prices. On July 24, 2020, previous U.S. President signed Executive Orders directing the Secretary of the HHS to: (1) eliminate protection under an Anti-Kickback Statute safe harbor for certain retrospective price reductions provided by drug manufacturers to sponsors of Part D plans or PBMs that are not applied at the point-of-sale; (2) allow the importation of certain drugs from other countries through individual waivers, permit the re-importation of insulin products, and prioritize finalization of the FDA's December 2019 proposed rule to permit the importation of drugs from Canada; (3) ensure that payment by the Medicare program for certain Medicare Part B drugs is not higher than the payment by other comparable countries (depending on whether pharmaceutical manufacturers agree to other measures); and (4) allow certain low-income individuals receiving insulin and epinephrine purchased by a Federally Qualified Health Center (FQHC) as part of the 340B drug pricing program to purchase those drugs at the discounted price paid by the FQHC. On September 13, 2020, previous U.S. President signed an Executive Order directing the HHS to implement a rulemaking plan to test a payment model, pursuant to which Medicare would pay, for certain high-cost prescription drugs and biological products covered by Medicare Part B, no more than the most-favored-nation price (i.e., the lowest price) after adjustments, for a pharmaceutical product that the drug or biologic manufacturer sells in a member country of the Organization for Economic Cooperation and Development (OECD) that has a comparable per-capita gross domestic product.
In response, the HHS on (i) November 20, 2020 issued an Interim Final Rule implementing the Most Favored Nation (MFN) Model under which Medicare Part B reimbursement rates will be calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in OECD countries with a similar gross domestic product per capita. The MFN Model regulations mandate participation by identified Part B providers and will apply in all U.S. states and territories for a seven-year period beginning January 1, 2021, and ending December 31, 2027. The Interim Final Rule has not been finalized and is subject to revision and challenge; and (ii) November 20, 2020, finalized a regulation removing the safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through PBMs, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between PBMs and manufacturers. The FDA also on October 1, 2020, published a final rule that allows for the importation of certain prescription drugs from Canada as discussed above. On September 25, 2020, the CMS stated drugs imported by individual states in the U.S. under this rule will not be eligible for federal rebates under Section 1927 of the Social Security Act and manufacturers would not report these drugs for "best price" or Average Manufacturer Price purposes. Since these drugs are not considered covered outpatient drugs, the CMS further stated it will not publish a National Average Drug Acquisition Cost for these drugs. It is unclear if, when, and to what extent the Executive Orders may be further implemented. The regulatory and market implications of the Executive Orders are unknown at this time, but legislation, regulations or policies allowing the reimportation of drugs may decrease the price we receive for our products and adversely affect our future revenues and prospects for profitability.
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
In June 2016, the U.K. held a referendum in which voters approved an exit from the EU, commonly referred to as "Brexit." The announcement of Brexit caused significant volatility in global stock markets and currency exchange rate fluctuations that resulted in the strengthening of the U.S. dollar against foreign currencies in which we conduct business. The strengthening of the U.S. dollar relative to other currencies may adversely affect our operating results. This withdrawal has created political and economic uncertainty, particularly in the U.K. and the EU, where we currently conduct clinical trials and intend to seek marketing approvals in the future. During the Brexit transition period, which ended on December 31, 2020, the U.K. continued to follow all of the EU's rules and maintained its current trading relationship with the EU. The U.K. and EU have signed a EU-U.K. Trade and Cooperation Agreement (the TCA), which became provisionally applicable on January 1, 2021 and will become formally applicable once ratified by both the U.K. and the EU. The TCA sets out the arrangements between the U.K. and EU on trade in certain areas (e.g. goods and some services, energy, fisheries, social security coordination), however there is still uncertainty over how its terms will play out in practice and there are still key aspects of the U.K.’s relationship with the EU which are not covered by the TCA, such as in respect of financial services. We expect that uncertainty over the terms of the TCA and other future agreements between the U.K. and EU will continue to cause political and economic uncertainty, which could harm our business and financial results. The withdrawal will, among other outcomes, disrupt the free movement of goods, services and people between the U.K. and the EU, and result in increased legal and regulatory complexities, as well as potential higher costs of conducting business in Europe. Until there is greater understanding on how the terms of the TCA will play out in practice, and until the terms of other potential agreements that the U.K. may eventually enter into with the EU are known, it is not possible to determine the extent of the impact that the U.K.'s departure from the EU and/or any related matters may have on us; however, any of these effects of Brexit, and others we cannot anticipate, could adversely affect our business, business opportunities, results of operations, financial condition, and cash flows. Likewise, similar actions taken by European and other countries in which we operate could have a similar or even more profound impact.
For example, since the regulatory framework in the U.K. covering the quality, safety and efficacy of medicinal products, clinical trials, marketing authorizations, commercial sales and distribution of medicinal products is derived from EU directives and regulations, Brexit could materially impact the future regulatory regime with respect to the approval of our current or future product candidates in the U.K.. For instance, the U.K. will now no longer be covered by the centralized procedure for obtaining

EEA-wide marketing authorizations for medicinal products, and a separate process for authorization of drug products will be required in the U.K., resulting in an authorization covering the U.K. or GB only. In addition, the announcement of Brexit and the withdrawal of the U.K. from the EU have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Any of these effects of Brexit, among others, could adversely affect our business, our results of operations, liquidity, and financial condition.
We may fail to comply with evolving U.S. federal and state and foreign privacy and data protection laws, which could adversely affect our business, results of operations and financial condition.
In California, the CCPA was enacted in June 2018, became effective on January 1, 2020, and became subject to enforcement by the California Attorney General's office on July 1, 2020. The CCPA broadly defines personal information, gives California residents expanded individual privacy rights and protections and provides for civil penalties for violations and a private right of action for data breaches. Further, a new California privacy law, the California Privacy Rights Act (CPRA) was passed by California voters on November 3, 2020. The CPRA will create additional obligations with respect to processing and storing personal information that are scheduled to take effect on January 1, 2023 (with certain provisions having retroactive effect to January 1, 2022). We will continue to monitor developments related to the CPRA and anticipate additional costs and expenses associated with CPRA compliance. While there is an exception for protected health information that is subject to HIPAA and clinical trial regulations, the CCPA and CPRA may impact our business activities if we become a "Business" regulated by the scope of the CCPA or are subject to CPRA.
In addition to the CCPA, new privacy and data security laws have been proposed in more than half of the states in the U.S. and in the U.S. Congress, reflecting a trend toward more stringent privacy legislation in the U.S., which trend may accelerate as a result of the outcome of the 2020 U.S. presidential election. The effects of the CCPA, and other similar state or federal laws, are potentially significant and may require us to modify our data processing practices and policies and to incur substantial costs and potential liability in an effort to comply with such legislation.
In the EU, we may also face particular privacy, data security, and data protection risks in connection with requirements of the GDPR, and other data protection regulations. The GDPR applies to any company established in the EU as well as to those outside the EU if they collect and use personal data in connection with the offering of goods or services to individuals in the EU or the monitoring of their behavior. The GDPR has enhanced data protection obligations for controllers of personal data, including, for example, expanded disclosures about how personal information is to be used, limitations on retention of information, mandatory data breach notification requirements, restrictions on transfers outside of the EU to third countries deemed to lack adequate privacy protections (such as the U.S.), and has created onerous new obligations and liabilities on services providers or data processors. Non-compliance with the GDPR may result in monetary penalties of up to €20 million or 4% of worldwide revenue, whichever is higher. Notably, on January 21, 2019, Google was fined almost $57 million by French regulators for violating GDPR. Moreover, data subjects can claim damages resulting from infringement of the GPDR. The GDPR further grants non-profit organizations the right to bring claims on behalf of data subjects. The GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of personal data, such as healthcare data or other sensitive information, could greatly increase our cost of providing our products and services or even prevent us from offering certain services in jurisdictions that we may operate in. The GDPR may increase our responsibility and liability in relation to personal data that we process where such processing is subject to the GDPR, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, including as implemented by individual countries. Compliance with the GDPR will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European activities. In addition, further to the U.K.'s exit from the EU on January 31, 2020, the GDPR ceased to apply in the U.K. at the end of the transition period on December 31, 2020. However, as of January 1, 2021, the U.K.'s European Union (Withdrawal) Act 2018 incorporated the GDPR (as it existed on December 31, 2020 but subject to certain U.K. specific amendments) into U.K. law (referred to as the U.K. GDPR). The U.K. GDPR and the U.K. Data Protection Act 2018 set out the U.K.'s data protection regime, which is independent from but aligned to the EU's data protection regime. Non-compliance with the U.K. GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher. In addition, the U.K. is now regarded as a third country under the EU’s GDPR which means that transfers of personal data from the EEA to the U.K. will be restricted unless an appropriate safeguard, as recognized by the EU's GDPR, has been put in place. Under the TCA, however, it is lawful to transfer personal data between the U.K. and the EEA for a six-month period following the end of the transition period, with a view to achieving an adequacy decision from the European Commission during that period. Like the EU GDPR, the U.K. GDPR restricts personal data transfers outside the U.K. to countries not regarded by the U.K. as providing adequate protection (this means that personal data transfers from the U.K. to the EEA remain free flowing).

We currently conduct clinical trials in the EEA and the U.K. and intend to engage in regulatory and commercial operations there in the future. As a result, we are subject to additional privacy laws, including the GDPR and U.K. GDPR. The GDPR imposes a broad range of strict requirements on companies subject to the GDPR, including requirements relating to having legal bases for processing personal information relating to identifiable individuals and transferring such information outside the EEA or the U.K., including to the U.S., providing details to those individuals regarding the processing of their personal information, keeping personal information secure, having data processing agreements with third parties who process personal information, responding to individuals' requests to exercise their rights in respect of their personal information, reporting security breaches involving personal data to the competent national data protection authority and affected individuals, appointing data protection officers, conducting data protection impact assessments, and record-keeping. Given the limited enforcement of the GDPR to date, we face uncertainty as to the exact interpretation of the new requirements on our trials and we may be unsuccessful in implementing all measures required by data protection authorities or courts in interpretation of the new law.
In particular, the Member States have implemented national laws which may partially deviate from the GDPR and impose different and more restrictive obligations from country to country, so that we do not expect to operate in a uniform legal landscape in the EU. Also, as it relates to processing and transfer of genetic data, the GDPR specifically allows the Member States to enact laws that impose additional and more specific requirements or restrictions, and European laws have historically differed quite substantially in this field, leading to additional uncertainty.
In addition, we must also ensure that we maintain adequate safeguards to enable the transfer of personal data outside of the EEA or the U.K., in particular to the U.S., in compliance with European and U.K. data protection laws. We expect that we will continue to face uncertainty as to whether our efforts to comply with our obligations under European privacy laws will be sufficient. If we are investigated by a European data protection authority, we may face fines and other penalties. Any such investigation or charges by European data protection authorities could have a negative effect on our existing business and on our ability to attract and retain new clients or pharmaceutical partners. We may also experience hesitancy, reluctance, or refusal by European or multi-national clients or pharmaceutical partners to continue to use our products due to the potential risk exposure as a result of the current (and, in particular, future) data protection obligations imposed on them by certain data protection authorities in interpretation of current law, including the GDPR. Such clients or pharmaceutical partners may also view any alternative approaches to compliance as being too costly, too burdensome, too legally uncertain, or otherwise objectionable and therefore decide not to do business with us. Any of the foregoing could materially harm our business, prospects, financial condition, and results of operations.
Recent federal legislation and actions by federal, state, and local governments may permit reimportation of drugs from foreign countries into the United States, including foreign countries where the drugs are sold at lower prices than in the United States, which could materially adversely affect our operating results.
We may face competition in the U.S. for our approved drug and drug candidates, if approved, from therapies sourced from foreign countries that have placed price controls on pharmaceutical products. In the U.S., the MMA contains provisions that call for the promulgation of regulations that expand pharmacists' and wholesalers' ability to import cheaper versions of an approved drug and competing products from Canada, where there are government price controls. Further, the MMA provides that these changes to U.S. importation laws will not take effect, unless and until the Secretary of the HHS certifies that the changes will pose no additional risk to the public's health and safety and will result in a significant reduction in the cost of products to consumers. On September 23, 2020, the Secretary of the HHS made such certification to Congress, and on October 1, 2020, the FDA published a final rule that allows for the importation of certain prescription drugs from Canada. Under the final rule, States and Indian Tribes, and in certain future circumstances pharmacists and wholesalers, may submit importation program proposals to the FDA for review and authorization. Since the issuance of the final rule, several industry groups have filed federal lawsuits challenging multiple aspects of the final rule, and authorities in Canada have passed rules designed to safeguard the Canadian drug supply from shortages. On September 25, 2020, the CMS stated drugs imported by States under this rule will not be eligible for federal rebates under Section 1927 of the Social Security Act and manufacturers would not report these drugs for "best price" or Average Manufacturer Price purposes. Since these drugs are not considered covered outpatient drugs, the CMS further stated it will not publish a National Average Drug Acquisition Cost for these drugs. Separately, the FDA also issued a final guidance document outlining a pathway for manufacturers to obtain an additional National Drug Code for an FDA-approved drug that was originally intended to be marketed in a foreign country and that was authorized for sale in that foreign country. The market implications of the final rule and guidance are unknown at this time. Proponents of drug reimportation may attempt to pass legislation that would directly allow reimportation under certain circumstances. Legislation or regulations allowing the reimportation of drugs, if enacted, could decrease the price we receive for any products that we may develop and adversely affect our future revenues and prospects for profitability.

Our future success depends on our ability to retain key executives and to attract, retain, and motivate qualified personnel.
Our future operations will depend in large part on the efforts of our President and Chief Executive Officer, Steven L. Hoerter. In addition, we are highly dependent on the research, development, and management expertise of the other principal members of our executive team, including, without limitation, the research expertise on switch-control kinase inhibitors of Daniel L. Flynn, Ph.D., our founder and Chief Scientific Officer, and the clinical development expertise of Matthew L. Sherman, M.D., our Chief Medical Officer. Although we have entered into employment agreements with our executive officers, each of them may terminate their employment with us at any time. We maintain "key person" insurance for Dr. Flynn, but not for any of our other executives or employees.
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
Risks Related to Sales, Marketing, and Competition
We face substantial competition, which may result in others discovering, developing, or commercializing products before or more successfully than we do.
The development and commercialization of new pharmaceutical and biotechnology products is highly competitive. We face competition with respect to our approved drug and current clinical-stage drug candidates and will face competition with respect to any drugs and drug candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies, and biotechnology companies worldwide. There are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of products for the treatment of the disease indications for which we are developing our drug candidates and commercializing our approved drug. Some of these competitive products and therapies are based on scientific approaches that are similar to our approach, and others are based on entirely different approaches. Potential competitors also include academic institutions, government agencies, and other public and private research organizations that conduct research, seek patent protection, and establish collaborative arrangements for research, development, manufacturing, and commercialization.
Specifically, there are a large number of pharmaceutical and biotechnology companies developing or marketing treatments for cancer that would be competitive with QINLOCK and the drug candidates we are developing, if such drug candidates are approved. Many of these companies are developing cancer therapeutics that are also kinase inhibitors. Although there are currently marketed drugs that have activity in GIST through their targeting of primary and secondary KIT mutants, other than avapritinib for GIST PDGFRA exon 18 mutations only, no currently marketed drug directly targets certain secondary resistance mutations in KIT and PDGFRA, and no currently marketed drug provides coverage of all KIT and PDGFRA mutants. With respect to QINLOCK, there are a number of large pharmaceutical companies and biotechnology companies marketing small molecule drugs or biologic drugs for the treatment of GIST, including Blueprint, Novartis, Pfizer, and Bayer. We are also aware of pharmaceutical and biotechnology companies developing drugs for the treatment of GIST including ABS, Arog, CTTPG, Cogent, Daiichi, Exelixis, Immunicum, Jiangsu, NTKMT, Novartis, Taiho, and Xencor. Some of these competitors are further along in their clinical development programs than we are in ours. Further, there are numerous companies marketing or developing antibodies and small molecules targeting CSF1R inhibitors that we are seeking to target with our vimseltinib program, including Abbisko, Daiichi, LifeMax, and SynOx. In addition, while we believe that rebastinib, a TIE2 inhibitor, is a novel molecule, we believe we may face competition from drug candidates in clinical trials that are not TIE2 inhibitors, including small molecule drug candidates in clinical trials from Clovis, Eisai, and Novartis, and antibody therapeutics from AstraZeneca, ImmunoGen, Roche, Merck, and Tesaro.
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
The total addressable market opportunity for QINLOCK, vimseltinib, rebastinib, and DCC-3116, and any other drug candidates we may produce will ultimately depend upon, among other things, the diagnosis criteria included in the final label for our current and future drugs for sale for these indications, acceptance by the medical community and patient access, drug pricing, and reimbursement. The number of patients in our targeted commercial markets and elsewhere may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our drug, or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our results of operations and our business.
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
Our failure to obtain additional marketing approvals in foreign jurisdictions, including in Europe, would prevent QINLOCK and our drug candidates from being marketed more extensively abroad, and any approval we are granted for QINLOCK or our drug candidates in the U.S. would not assure approval of QINLOCK or our drug candidates in foreign jurisdictions.
In order to market and sell our products in Europe and many other jurisdictions, we must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. In October 2020, an EU MAA was accepted for review by the EMA for QINLOCK in fourth-line GIST and we are planning for a potential approval in the second half of 2021. In Greater China, our licensee will be responsible for obtaining marketing approval for QINLOCK and is planning for a potential approval in the first half of 2021. The approval procedure varies among countries and can involve additional testing as well as additional information and filings. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the U.S. generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the U.S., it is required that the product be approved for reimbursement before the product can be approved for sale in that country. We may not (and/or our partners, as applicable, may not) obtain approvals from regulatory authorities outside the U.S. on a timely basis, if at all, or may not be successful in seeking and obtaining favorable local reimbursement and pricing approvals, particularly in light of the impact of COVID-19 on the global economy. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the U.S. does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our products in any market outside the U.S., Canada, and Australia.
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
The FDA and other federal and state agencies, including the Department of Justice, closely regulate compliance with all requirements governing prescription drug products, including requirements pertaining to marketing and promotion of drugs in accordance with the provisions of the approved labeling and manufacturing of products in accordance with cGMP requirements. Violations of such requirements may lead to investigations alleging violations of the FDCA and other statutes, including the FCA and other federal and state healthcare fraud and abuse laws as well as state consumer protection laws. Our failure to comply with all regulatory requirements, and later discovery of previously unknown adverse events or other problems with our products, manufacturers, or manufacturing processes, may yield various results, including:

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
Factors that may inhibit our efforts to commercialize QINLOCK or any future approved products on our own include:
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
As a result of any potential partnerships in markets outside of the U.S. or Europe, or if we are unable to successfully establish our own sales and marketing capabilities in the U.S. or Europe and instead enter into arrangements with third parties to perform these services, our product revenues and our profitability, if any, are likely to be lower than if we were to market and sell any products that we develop ourselves. In addition, we may not be successful in entering into arrangements with third parties to market and sell QINLOCK or any future approved products or may be unable to do so on terms that are acceptable to us. We likely will have little control over such third parties, and any of these third parties may fail to devote the necessary resources and attention to develop (as necessary in the relevant jurisdiction), sell, and market QINLOCK or any future approved products effectively. If we do not maintain and expand our sales and marketing capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing QINLOCK or any of our drug candidates for which we receive marketing approval. In the event that we are unable to effectively deploy our sales organization or distribution strategy on a timely and efficient basis, if at all, the commercialization of QINLOCK and our drug candidates, if approved, could be delayed which would negatively impact our ability to generate product revenues.
Other Risks Related to Our Business
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
On December 22, 2017, the previous U.S. President signed into law the TCJA. The TCJA made major changes to the taxation of corporations, including reduction of the corporate tax rate from 35% to 21%, limitation of the tax deduction for interest expense to 30% of adjusted taxable income (except for certain small businesses), limitation of the deduction for net operating losses to 80% of annual taxable income and elimination of net operating loss carrybacks, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. Further, on

March 27, 2020, the previous U.S. President signed into law the CARES Act, which, among other things, suspends the 80% limitation on the deduction for net operating losses in taxable years beginning before January 1, 2021, permits a 5-year carryback of net operating losses arising in taxable years beginning after December 31, 2017 and before January 1, 2021, and generally caps the limitation on the deduction for net interest expense at 50% of adjusted taxable income for taxable years beginning in 2019 and 2020. It cannot be predicted whether, when, in what form, or with what effective dates, tax laws, regulations, and rulings may be enacted, promulgated, or issued, which could result in an increase in our or our shareholders' tax liability or require changes in the manner in which we operate in order to minimize or mitigate any adverse effects of changes in tax law.
Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.
Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an "ownership change" (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation's ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change taxable income may be limited. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As of December 31, 2020, we had U.S. federal net operating loss carryforwards and U.S. federal research and development tax credit carryforwards, which could be limited if we experience an "ownership change." The reduction of the corporate tax rate under the TCJA may cause a reduction in the economic benefit of our net operating loss carryforwards and other deferred tax assets available to us. Under the TCJA, net operating losses generated after December 31, 2017 will not be subject to expiration.
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
Risks Related to Clinical Development, Regulatory Review, and Approval of Our Drug and Drug Candidates
Risks Related to Clinical Development
Clinical drug development involves a lengthy and expensive process. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our drug and drug candidates.
We currently have several drug candidates in clinical development, as well as a Phase 3 study to expand the label of our approved drug, QINLOCK, and their risk of failure is high. We are unable to predict when or if any of our drug candidates will prove effective or safe in humans or will obtain marketing approval. Before obtaining marketing approval from regulatory authorities for the sale of any drug candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our drug candidates in humans. Clinical testing is expensive, difficult to design and implement, and can take many years to complete and is uncertain as to the outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, interim or preliminary results of a clinical trial do not necessarily predict final results, and results for one indication may not be predictive of the success in additional indications. In particular, the small number of patients in our early clinical trials may make the results of these trials less predictive of the outcome of later clinical trials. In addition, although we observed encouraging preliminary efficacy results including disease control rates, objective response rates (best response), and progression free survival in our Phase 1 study of QINLOCK, the primary objectives were to determine the safety, tolerability, and maximum tolerated dose of QINLOCK and to determine a recommended Phase 2 dose and not to demonstrate efficacy. The assessments of efficacy from the Phase 1 study of QINLOCK were not designed to demonstrate statistical significance and may not be predictive of the results of further clinical trials of QINLOCK, including our ongoing Phase 3 study for QINLOCK in second-line GIST. These factors also apply to the earlier-stage trials for our drug candidates.
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
•IRBs may not authorize us or our investigators to commence or continue a clinical trial at a prospective trial site or an IRB may not approve a protocol amendment to an ongoing clinical trial;
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
•unforeseen global instability, including political instability or instability from an outbreak of pandemic or contagious disease, such as COVID-19, in or around the countries in which we conduct our clinical trials or where our third-party contractors operate, could delay the commencement or rate of completion of our clinical trials, or those expected to be conducted in Greater China under our collaboration with Zai;
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
While we designed QINLOCK to inhibit the full spectrum of the known mutant or amplified KIT and PDGFRA kinases that drive cancers such as GIST, we may find that patients treated with QINLOCK have or develop mutations that confer resistance to treatment. We are aware of a secondary mutation in PDGFRA, in a patient not treated with QINLOCK, where the potency of inhibition determined in in vitro assays by QINLOCK suggests that this mutation may confer resistance to QINLOCK in patients. We may identify additional mutations in PDGFRA or mutations in KIT that are resistant to QINLOCK. If patients have or develop resistance to treatment with our approved drug or drug candidates, we may be unable to successfully complete our clinical trials, and may not be able to obtain regulatory approval of additional indications for our approved drug or for our drug candidates.
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
If we experience delays or difficulties in the enrollment of patients in clinical trials, including in our clinical trials of vimseltinib or rebastinib, our receipt of necessary marketing approvals could be delayed or prevented.
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

•the ability to monitor patients adequately during and after treatment, in particular in light of travel restrictions, access restrictions to medical institutions, and the impact of social distancing and quarantine guidelines as a result of COVID-19; and
•the proximity and availability of clinical trial sites for prospective patients, and the ability of patients to travel to study sites during the COVID-19 pandemic.
If we experience higher than expected drop-out rates for an event-driven study, as we previously experienced with our INTRIGUE study, we may choose to increase the total number of patients in the study to strengthen the ability to achieve the pre-specified number of events. Other factors in slower than expected enrollment may include recruitment challenges for indications that are difficult to diagnose and/or treat where the population is small and dispersed and other competing trials are recruiting simultaneously. Our inability to enroll a sufficient number of patients for our clinical trials would result in significant delays and could require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials may result in increased development costs for our drug candidates, which would cause significant harm to our financial position, adversely impact our stock price, and impair our ability to raise capital.
If serious adverse events or unacceptable side effects are identified during the development of our drug or drug candidates, we may need to abandon or limit such development.
If our drug or drug candidates are associated with serious adverse events or undesirable side effects in clinical trials or have characteristics that are unexpected, we may need to abandon their development, limit development to more narrow uses or subpopulations in which the serious adverse events, undesirable side effects or other characteristics are less prevalent, less severe, or more acceptable from a risk-benefit perspective or highlight these risks, side effects, or other characteristics in the approved product label. In pharmaceutical development, many drugs that initially show promise in early-stage testing for treating cancer and other diseases may later be found to cause side effects that prevent further development of the drug. Currently marketed therapies for the treatment of cancer are generally limited to some extent by their toxicity. In addition, some of our drug candidates would be chronic therapies or be used in pediatric populations, for which safety concerns may be particularly important. Use of our drug candidates as monotherapies may also result in adverse events consistent in nature with other marketed therapies. In addition, if used in combination with other therapies in the future, our drug candidates may exacerbate adverse events associated with the therapy. If serious adverse events or unexpected side effects are identified during development, we may be required to develop a REMS to mitigate those serious safety risks, which could impose significant distribution and/or use restrictions on our drug or drug candidates, if approved.
We currently have no products that are approved for sale with the exception of QINLOCK. Our drug and all of our drug candidates target key interactions with kinase switch regions to inhibit kinase activity. If we are unable to successfully develop and commercialize QINLOCK or our drug candidates, if approved, or experience significant delays in doing so, our business will be materially harmed.
We currently have no products that are approved for sale with the exception of QINLOCK. We are early in our development efforts for all of our drug candidates. Three of our drug candidates are only in Phase 1 or Phase 1/2 studies.
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
Our ability to generate continued product revenues will depend heavily on the successful development and commercialization of our approved drug and drug candidates, if approved. Our success in the development of our approved drug and drug candidates will depend on several factors, including the following:
•successful completion of preclinical studies and clinical trials, including our ongoing Phase 3 study of QINLOCK for second-line GIST;
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
If we do not achieve one or more of these factors in a timely manner, or at all, we could experience significant delays or an inability to successfully commercialize QINLOCK or any current or future drug candidates for which we receive approval, which would materially harm our business. For example, our business could be harmed if updated preliminary or final results of our ongoing Phase 3 study of QINLOCK for second-line GIST vary meaningfully from our expectations.
We may ultimately be unable to complete the development and commercialization of our drug candidates.
We may be required to conduct additional clinical trials or other testing of our drug candidates beyond those that we currently contemplate if we are unable to successfully complete clinical trials for our drug candidates or other testing, obtain results of these trials or tests that are not positive or are only modestly positive, or if there are safety concerns. For example, in GIST, we have completed a pivotal Phase 3 study of QINLOCK in fourth-line and fourth-line plus GIST, INVICTUS, and received FDA approval for QINLOCK on May 15, 2020 for the treatment of adult patients with advanced GIST who have received prior treatment with three or more kinase inhibitors, including imatinib, and have an ongoing second Phase 3 clinical study in second-line GIST, INTRIGUE. While we plan to conduct only one pivotal Phase 3 study for second-line GIST, for a single randomized trial to support submission to the FDA of a supplemental NDA, the trial must be well-designed, well-conducted, with a favorable risk/benefit ratio, and provide statistically persuasive efficacy findings so compelling that a second trial would be unethical or practically impossible to repeat. In addition, certain data that we have presented to date have been generated and reviewed at the clinical sites and are preliminary. The data may be subject to subsequent central review, and based on that review, there may be changes to these data which may not be favorable. For example, in our ongoing Phase 1 study of QINLOCK, there were differences observed between imaging data assessed at the clinical sites in accordance with the Phase 1 protocol and by central review, including some instances where central review's findings regarding the number of objective responses were less favorable than those previously reported. In addition to certain imaging results from our Phase 1 study, we also plan to have all of the data from our ongoing Phase 3 study of QINLOCK for second-line GIST centrally reviewed. The results from our Phase 3 study of QINLOCK in which all data will be subject to central review may be less favorable than the results of our Phase 1 study of QINLOCK that were based on data that has not been subject to central review. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their drug candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. In addition, we, or our licensees, such as Zai in Greater China, may be required to conduct additional clinical trials in the local region or regions where the licensees seek to commercialize our drug or drug candidates before a local regulatory authority will approve any marketing application. These local studies may involve, among other things, exploration of the effect our drug or drug candidates may have on a local population, which could be different than our clinical trial results or experience to date, and subject these trials and our development efforts to the risk that they do not support regional approval.
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
Additionally, as of June 23, 2020, the FDA noted it is continuing to ensure timely reviews of applications for medical products during the COVID-19 pandemic in line with its user fee performance goals. On July 16, 2020, the FDA noted that it is continuing to expedite oncology product development with its staff teleworking full-time. However, the FDA may not be able to continue its current pace and review timelines could be extended.

Risks Related to the Industry
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
Our drug candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale, and distribution are subject to comprehensive regulation by the FDA and other regulatory agencies in the U.S., the EMA in the EU, and China's NMPA and similar regulatory authorities outside the U.S. Failure to obtain marketing approval for a drug candidate will prevent us from commercializing the drug candidate. Some of our drug candidates are in the early stages of development and are subject to the risks of failure inherent in drug development. With the exception of QINLOCK in the U.S., Canada, and Australia, we have not received approval or authorization to market QINLOCK or any of our drug candidates from regulatory authorities in any jurisdiction. We have only limited experience in conducting and managing the clinical trials, and in submitting and supporting the applications necessary to seek marketing approvals and expect to rely on third-party contract research organizations (CROs) to assist us in this process. Securing marketing approval requires the submission of extensive nonclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the drug candidate's safety and efficacy. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. Our drug candidates may not be effective, may be only moderately effective, or may prove to have undesirable or unintended side effects, toxicities, or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use.
The process of obtaining marketing approvals, both in the U.S. and abroad, is expensive, may take many years if additional clinical trials are required, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity, and novelty of the drug candidates involved. For example, while we conducted only one pivotal Phase 3 study for our NDA filing in fourth-line and fourth-line plus GIST, and we plan to conduct only one pivotal Phase 3 study for second-line GIST, for a single randomized trial to support a NDA, the trial must be well-designed, well-conducted, with a favorable risk/benefit ratio, and provide statistically persuasive efficacy findings so compelling that a second trial would be unethical or practically impossible to repeat. Further, changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional nonclinical, clinical, or other studies. In addition, varying interpretations of the data obtained from nonclinical and clinical testing could delay, limit, or prevent marketing approval of a drug candidate. Any marketing approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable. If we experience delays in obtaining approval or if we fail to obtain approval of our drug candidates or expanded approval for QINLOCK in additional indications or geographies, the commercial prospects for our drug or drug candidates may be harmed and our ability to generate further revenues will be materially impaired.
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

On August 3, 2017, the Congress passed the FDA Reauthorization Act of 2017 (the FDARA). The FDARA, among other things, codified the FDA's preexisting regulatory interpretation, to require that a drug sponsor demonstrate the clinical superiority of an orphan drug that is otherwise the same as a previously approved drug for the same rare disease in order to receive orphan drug exclusivity. The law reverses prior precedent holding that the Orphan Drug Act unambiguously requires that the FDA recognize the orphan exclusivity period regardless of a showing of clinical superiority. Moreover, in the Consolidated Appropriations Act of 2021, Congress did not further change this interpretation when it clarified that the interpretation codified in the FDARA would apply in cases where FDA issued an orphan designation before the enactment of the FDARA but where product approval came after the enactment of the FDARA. The FDA may further reevaluate the Orphan Drug Act and its regulations and policies. We do not know if, when, or how the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted.
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
We also make assumptions, estimates, calculations, and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the preliminary or "top-line" results that we report may differ from future results of the same trials, or different conclusions or considerations may qualify such results, once additional data have been disclosed and/or are received and fully evaluated. Such data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, preliminary and "top-line" data should be viewed with caution until the final data are available. We may also disclose interim data from our clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects.
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
Risks Related to Drug Discovery
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
Risks Related to the COVID-19 Pandemic
The current pandemic of COVID-19, including recurring surges and waves of infection, and the future outbreak of other highly infectious or contagious diseases, could seriously harm our research, development and commercialization efforts, increase our costs and expenses and have a material adverse effect on our business, financial condition, and results of operations.
Broad-based business or economic disruptions could adversely affect our ongoing or planned research and development and commercialization activities. For example, in December 2019, an outbreak of a novel strain of coronavirus spread to the majority of countries around the world, including the U.S. To date, the COVID-19 pandemic has caused significant disruptions to the U.S. and global economy and has contributed to significant volatility and negative pressure in financial markets. The global impact of the outbreak continues to evolve as additional cases of the virus are identified, public health officials learn more about the spread of the virus and the efficacy of containment measures, and vaccines against the virus are developed and distributed. Many countries, including certain states and cities in the U.S., have reacted by instituting varying levels of quarantine and social distancing requirements, restrictions on travel, and mandatory closures of and/or occupancy limits for businesses. Although some of these restrictions have been and may from time to time be eased or lifted, in response to local surges and new waves of infection, some countries, states, and local governments have reinstituted, or may reinstitute, these restrictions, and additional, more restrictive orders, proclamations, and/or directives may be issued in the future.
The extent to which the COVID-19 pandemic, or the future outbreak of any other highly infectious or contagious diseases, impacts our business, including our commercialization efforts, preclinical studies, and clinical trial operations, will depend on continuously changing circumstances, which are highly uncertain and cannot be predicted with confidence, such as the duration of such pandemic including future waves of infection, new strains of the virus that causes COVID-19, or the broad availability of effective vaccines, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. The ongoing fluidity of this situation precludes any prediction as to the full impact of the COVID-19 pandemic, but it could have a material adverse effect on our business, financial condition, and results of operations. The COVID-19 pandemic may also have the effect of heightening many of the risks described herein, including the below:
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
•The outbreak of COVID-19 may also negatively impact our commercialization strategy for QINLOCK. Some hospitals and other medical institutions continue to have limited hospital access for non-patients, which includes our sales personnel. In addition, social distancing requirements and precautionary measures due to COVID-19 have impacted the ability of our sales personnel to interact in-person with customers. As a result, in many circumstances we have needed to limit our interactions with physicians and payors and adapt our launch strategies and tactics to a virtual model, including developing and deploying various technology-enabled platforms for virtual engagement such as remote detailing, digital and non-personal marketing channels, and social media. These circumstances may adversely affect the ability of our sales professionals to effectively market QINLOCK to physicians and the rate of uptake for QINLOCK, which may have a negative impact on our sales and our market penetration. In addition, patient visits with physicians in specialties such as oncology have decreased as a result of COVID-19, due to travel restrictions, social distancing requirements, prioritization of healthcare resources to address the pandemic, and/or fear of exposure to the virus, which could have a material adverse impact on new patient starts and overall patient treatment volume.
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
•Other potential impacts of the COVID-19 pandemic on our clinical trials include difficulties associated with patient visits for screening enrollment and study conduct, and study monitoring, which may be paused or delayed due to changes in policies at various clinical sites, federal, state, local, or foreign laws, rules, and regulations, including closure of site access to outside monitors, quarantines, social distancing guidelines, or other travel restrictions, prioritization of healthcare resources toward pandemic efforts, including diminished attention of physicians serving as our clinical trial investigators and reduced availability of site staff supporting the conduct of clinical trials, heightened exposure of patients, principal investigators, and site staff to COVID-19 if an outbreak occurs in their geography, or other reasons related to the COVID-19 pandemic. We are working closely with our study sites and CROs to allow for utilization of remote and local assessments, such as televisits, in accordance with FDA guidance, as well as to ensure availability of study drug for patients, but we cannot assure you these efforts will be successful or that our clinical trial activities will not be adversely affected, delayed, or interrupted by COVID-19. Despite our efforts to address these risks, some patients and clinical investigators may not be able to comply with clinical trial protocols if quarantines or social distancing guidelines impede movement or interrupt healthcare services or if medical resources are reallocated to focus on patients suffering from complications related to COVID-19. If patients choose to withdraw from our studies or we choose to or are required to pause enrollment and/or patient dosing or other clinical trial related activities in order to preserve healthcare resources, protect trial participants from being exposed to unacceptable health risks or comply with access restrictions resulting from COVID-19, our studies and related timelines may be adversely affected. It is unknown how long these pauses or disruptions could continue. In addition, other aspects of our clinical trials may be adversely affected, delayed, or interrupted while the COVID-19 pandemic continues or if future surges or waves of infection occur, including, for example, site initiation, patient recruitment, availability of clinical trial materials and data analysis.
•We currently rely on third parties to, among other things, manufacture raw materials, manufacture our product candidates for our clinical trials and our drug for commercial sales, ship investigational and commercial drug supply for use in clinical trials or by patients, as appropriate, perform quality testing, and supply other goods and services to run our business. If any such third parties in our supply chain for materials are adversely impacted by restrictions resulting from the COVID-19 pandemic, including staffing shortages, production slowdowns and disruptions in delivery systems, our supply chain may be disrupted, limiting our ability to manufacture our product candidates for our clinical trials, our research and development operations, or for commercial sale of QINLOCK.
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
•Health regulatory agencies globally may experience disruptions in their operations as a result of the COVID-19 pandemic. The FDA and comparable foreign regulatory agencies may have slower response times or be under-resourced and, as a result, review, inspection, and other timelines may be materially delayed. For example, in April 2020, the FDA stated that its New Drug Program was continuing to meet program user fee performance goals, but due to many agency staff working on COVID-19 activities, it was possible that the FDA would not be able to sustain that level of performance indefinitely. Since March 2020, foreign and domestic inspections by the FDA have largely been on hold with the FDA announcing plans in July 2020 to resume prioritized domestic inspections. Should the FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, the FDA has stated that it generally intends to issue a complete response letter. Further, if there is inadequate information to make a determination on the acceptability of a facility, the FDA may defer action on the application until an inspection can be completed. In 2020, several companies announced receipt of complete response letters due to the FDA's inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. It is unknown how long these disruptions could continue, were they to occur. Any elongation or de-prioritization of our clinical trials or delay in regulatory review or inspection resulting from such disruptions could materially affect the development and study of our drug candidates.
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
Risks Related to Litigation
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
Risks Related to Intellectual Property Litigation
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
Risks Related to Our Financial Position, and Capital Needs, and Ownership of Our Common Stock
Risks Related to Our Financial Position
We have incurred significant operating losses since our inception and have not generated substantial revenue from product sales. We expect to incur continued losses for the foreseeable future and may never achieve or maintain profitability.
Investment in pharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We were formed and commenced operations in 2003. Other than QINLOCK, we have no approved products for commercial sale and have not generated substantial revenue from product sales. We continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we have never been profitable and have incurred losses in each year since inception. For the years ended December 31, 2020, 2019, and 2018 we reported a net loss of $266.5 million, $192.3 million, and $99.9 million, respectively. As of December 31, 2020, we had an accumulated deficit of $754.5 million.
Since our inception, we have focused substantially all of our efforts and financial resources on developing our proprietary compound library, including, without limitation, the preclinical and clinical development of QINLOCK and our drug candidates and, more recently, establishing a commercial infrastructure. On May 15, 2020, QINLOCK was approved by the FDA for the treatment of adult patients with advanced GIST who have received prior treatment with three or more kinase inhibitors, including imatinib. We are also developing QINLOCK for the treatment of second-line GIST. Except for QINLOCK, all of our drug candidates, including vimseltinib, rebastinib, and DCC-3116, are still in preclinical and clinical development. To date, we have not generated substantial revenue from the product sales of QINLOCK and have funded our operations primarily with proceeds from the sales of our common stock in public offerings, sales of preferred shares, proceeds from the issuance of convertible notes, payments received under a concluded collaboration agreement, upfront and milestone payments received under our license agreement with Zai, borrowings under a repaid construction loan, and research and development grants from the Kansas Bioscience Authority. Since our inception, we received an aggregate of $1.2 billion in net proceeds from such transactions. As of December 31, 2020, our cash, cash equivalents, and marketable securities were $561.3 million.
We expect to incur operating losses for the foreseeable future, particularly as we commercialize QINLOCK and advance development of our drug and drug candidates. Our prior losses, combined with expected future losses, have had, and will continue to have, an adverse effect on our stockholders' equity and working capital. We expect to incur significant research and development expenses in connection with our ongoing and additional clinical trials for QINLOCK, vimseltinib, rebastinib, and DCC-3116, and development of any other future drug candidates we may choose to pursue. In addition, we will incur significant sales, marketing, and outsourced manufacturing costs and expenses in connection with the commercialization of QINLOCK and any other approved drugs in the future. We expect to incur costs associated with preparations for commercial activities in Europe in connection with potential marketing approval for QINLOCK in Europe. We have and will also continue to incur additional costs associated with operating as a public company. As a result, we expect to continue to incur operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing and commercializing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.
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
•successfully complete our second Phase 3 study of QINLOCK for the treatment of second-line GIST;
•initiate and successfully complete other later-stage clinical trials that meet their clinical endpoints;
•initiate and successfully complete all safety studies and related reports required to obtain U.S. and foreign marketing approval for our drug candidates;
•subject to obtaining favorable results from our Phase 3 study for QINLOCK for the treatment of second-line GIST, complete all requirements for the submission of a supplemental NDA, and apply for and obtain marketing approval;
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
Our management has broad discretion in the application of working capital, and stockholders do not have the opportunity to assess whether working capital is being used appropriately. Because of the number and variability of factors that will determine our use of our working capital, its ultimate use may vary substantially from its currently intended use. Management might not apply working capital in ways that ultimately increase stockholder value. Failure by us to apply working capital effectively could harm our business. Pending its use, we may invest our working capital in short-term, investment-grade, interest-bearing securities. These investments may not yield a favorable return to our stockholders. In addition, the fair value of such investments is subject to change as a result of potential market fluctuations, including resulting from the impact of the COVID-19 pandemic. If we do not invest or apply our working capital in ways that enhance stockholder value, we may fail to achieve expected financial results, which could cause our stock price to decline.
Risks Related to Our Capital Needs
We will require substantial additional funding. If we are unable to raise capital when needed, or on attractive terms, we could be forced to delay, reduce, or eliminate our research or drug development programs or commercialization efforts.
We expect to incur significant expenses in connection with our ongoing activities, particularly as we commercialize QINLOCK and advance additional indications for QINLOCK, and our drug candidates, vimseltinib, rebastinib, and DCC-3116, and seek to identify lead drug candidates in our discovery programs. We expect increased expenses as we continue our research and development and initiate additional clinical trials and establish arrangements with third parties for the manufacture of clinical supplies of and seek marketing approval for our drug candidates. In addition, we expect to incur significant commercialization costs and expenses related to product manufacturing, marketing, sales, and distribution of QINLOCK, including preparations for a commercial launch in Europe, if approved, and any current or future drug candidate for which we receive marketing approval. Furthermore, we expect to continue to incur costs associated with operating as a public company.
Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed, or on attractive terms, we could be forced to delay, reduce, or eliminate our research or drug development programs or our commercialization efforts.
We believe that our cash, cash equivalents, and marketable securities as of December 31, 2020, together with anticipated product revenues, but excluding any potential future milestone payments or other payments under our collaboration or license agreements, if any, will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2022. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.
Our future capital requirements will depend on many factors, including:
•the scope, progress, costs, and results of our clinical trial of QINLOCK for the treatment of second-line GIST;
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
•the revenue received from commercial sales of QINLOCK and our drug candidates for which we obtain marketing approval, if any;
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
Risks Related to Ownership of Our Common Stock
Raising additional capital may cause dilution to our stockholders, restrict our operations, or require us to relinquish rights to our technologies or drug candidates.
Until at least such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs primarily through a combination of equity, debt, or other financings, collaborations, strategic alliances, and marketing, distribution, or licensing arrangements. We do not currently have any committed external source of funds. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of our securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures, or declaring dividends.
If we raise additional funds through collaborations, strategic alliances or marketing, distribution, or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs, drug or drug candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, limit, reduce, or terminate our research, product development, or commercialization efforts, or grant rights to develop and market drugs and drug candidates that we would otherwise prefer to develop and market ourselves.
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
As of January 31, 2021, our executive officers and directors, and, based on filings required by Section 13 of the Exchange Act through February 4, 2021, our stockholders who own more than 10% of our outstanding capital stock, beneficially own shares, in the aggregate, representing approximately 32% of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to exert significant influence over all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would have significant influence over the election of directors and approval of any merger, consolidation, or sale of all or substantially all of our assets. This concentration of ownership control may:
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
Our stock price is likely to be volatile. The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. Our common stock is currently quoted on the Nasdaq Global Select Market under the symbol "DCPH." Since our common stock began trading on the Nasdaq Global Select Market on September 28, 2017, our stock has traded at prices as low as $15.15 per share and as high as $71.11 per share through January 31, 2021. Market prices for our common stock will be influenced by a number of factors, including:
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

Effective as of December 31, 2020, we are a large accelerated filer, which will increase our costs and demands on management.
As a result of our public float (the market value of our common shares held by non-affiliates) as of June 30, 2020, we have become a large accelerated filer as of December 31, 2020 and therefore no longer qualify as an "emerging growth company," as defined in the JOBS Act. Additionally, due to our public float as of June 30, 2020, we no longer qualify as a "smaller reporting company" as defined in the Exchange Act. However, we are not required to reflect the change in our smaller reporting company status, and comply with the associated increased disclosure obligations, until our first quarterly report in our next fiscal year (i.e., the quarterly report for the three-month period ended March 31, 2021).
As a large accelerated filer, we are subject to certain disclosure and compliance requirements that apply to other public companies but did not previously apply to us due to our status as an emerging growth company. These requirements include, but are not limited to:
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
Pursuant to Section 404 of the Sarbanes-Oxley Act (Section 404), our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting. Preparing such attestation report and the cost of compliance with reporting requirements that we had not previously implemented has and will continue to increase our expenses and require significant management time. Investors may find our common stock less attractive because of the additional compliance costs. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.
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
Risks Related to Our Dependence on Third Parties
We rely, and expect to continue to rely, on third parties to conduct our clinical trials and preclinical studies, and those third parties may not perform satisfactorily, or may experience delays in performing these services, including failing to meet deadlines for the completion of such trials or studies, which may harm our ability to obtain regulatory approval for or commercialize our approved drug and drug candidates and our business could be substantially harmed.
We currently rely on various third-party CROs to conduct our ongoing clinical trials for QINLOCK, vimseltinib, and rebastinib, and do not plan to independently conduct any clinical trials for our other drug candidates, such as DCC-3116. We expect to continue to rely on third parties, such as CROs, clinical data management organizations, medical institutions, and clinical investigators, to conduct our clinical trials. We also rely on CROs, including third-party laboratories, to conduct some of our preclinical studies. Agreements with these third parties might terminate or be amended for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements, that would delay our product development and commercialization activities.
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
Furthermore, these third parties may have relationships with other entities, some of which may be our competitors, and have substantial other contractual obligations with their other clients. In addition, these third parties could experience business interruptions, for example in connection with COVID-19, that could hinder their ability to meet their contractual obligations to us or may delay their performance of the services they conduct for us. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical trials in accordance with regulatory requirements, applicable laws, rules and regulations, and our stated protocols, we will not be able to obtain, or may be delayed in obtaining, marketing approvals for our approved drug for additional indications or our drug candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our approved drug for additional indications or our drug candidates, if approved.
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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act), drafted in response to the U.S. COVID-19 pandemic, became law. Throughout the COVID-19 outbreak, there has been public concern over the availability and accessibility of critical medical products, and the CARES Act enhances FDA's existing authority with respect to drug shortage measures. Under the CARES Act, we must have in place a risk management plan that identifies and evaluates the risks to the supply of approved drugs for certain serious diseases or conditions for each establishment where the drug or API is manufactured. The risk management plan will be subject to FDA review during an inspection. If we experience shortages in the supply of our marketed product, our results could be materially impacted.
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
Third-party manufacturers may not be able to comply with the FDA's cGMP regulations or similar regulatory requirements outside of the U.S., including in Europe. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, seizures or voluntary recalls of drug candidates or products, operating restrictions, and criminal prosecutions, any of which could significantly and adversely affect supplies of our drug or drug candidates. Third-party manufacturers' failure to achieve and maintain high manufacturing standards, in accordance with applicable regulatory requirements, or the incidence of manufacturing errors, also could result in patient injury or death, product shortages, delays or failures in product testing or delivery, cost overruns, or other problems that could seriously harm our business. Third-party manufacturers often encounter difficulties involving production yields, quality control, and quality assurance, as well as shortages of qualified personnel.
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
To the extent we have, and if we do enter into any further such arrangements with any third parties, we will likely have, limited control over the amount and timing of resources that our licensees and/or collaborators dedicate to the development or commercialization of our drug or drug candidates. Our ability to generate revenues from these arrangements will depend on our licensees' and/or collaborators' abilities and efforts to successfully perform the functions assigned to them in these arrangements. License and collaborations involving our drug or drug candidates would pose numerous risks to us, including the following:
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
•a licensee and/or collaborator with marketing and distribution rights to multiple products may not commit sufficient resources to the marketing and distribution of our product relative to other products;
•licensees and/or collaborators may not properly obtain, maintain, defend, or enforce our intellectual property rights or may use our proprietary information and intellectual property in such a way as to invite litigation or other intellectual property related proceedings that could jeopardize or invalidate our proprietary information and intellectual property or expose us to potential litigation or other intellectual property related proceedings;
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
•license or collaboration agreements may not lead to development or commercialization of our approved drug or drug candidates in the most efficient manner, or at all; and
•if a licensee and/or collaborator of ours were to be involved in a business combination, the continued pursuit and emphasis on our product development or commercialization program could be delayed, diminished, or terminated.
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
If we are not able to establish licenses and/or collaborations, or distribution arrangements with distributors, we may have to alter our development and commercialization plans.
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
The licensee/collaborator/distributor may also consider alternative drug candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for our drug or drug candidate. We may also be restricted under any license agreements, including, without limitation, our license agreement with Zai, from entering into agreements on certain terms or at all with potential licensees, collaborators, or distributors. Licenses or collaborations are complex and time-consuming to negotiate and document. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future licensees/collaborators and changes to the strategies of the combined company.
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
Risks Related to Our Intellectual Property
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
While we have obtained composition of matter patents with respect to our drug and certain of our drug candidates, we also rely on proprietary know-how and trade secret protection and confidentiality agreements to protect proprietary know-how or trade secrets that are not patentable or that we elect not to patent. For example, we have elected to not patent our proprietary switch-control kinase inhibitor platform and therefore rely on protecting the proprietary aspects of our platform as a trade secret. We seek to protect our trade secrets and proprietary know-how in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, consultants, independent contractors, advisors, contract manufacturers, suppliers, collaborators, and other third parties. We also enter into confidentiality and invention or patent assignment agreements with employees and certain consultants. However, we cannot guarantee that we have entered into such agreements with each party that may have or have had access to our trade secrets or proprietary know-how. Additionally, our confidentiality agreements and other contractual protections may not be adequate to protect our intellectual property from unauthorized disclosure, third-party infringement, or misappropriation. Any party with whom we have executed such an agreement may breach that agreement and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive, and time-consuming, and the outcome is unpredictable. In addition, if any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent such third party, or those to whom they communicate such technology or information, from using that technology or information to compete with us. If any of our trade secrets, including with respect to our proprietary switch-control kinase inhibitor platform, were to be disclosed to or independently developed by a competitor or other third party, our business, financial condition, results of operations, and our business prospects and competitive position could be materially harmed.
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
Risks Related to Patents
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
Our success depends in large part on our ability to protect our proprietary technologies that we believe are important to our business, including pursuing and maintaining patent protection intended to cover the composition of matter of our approved drug and drug candidates, for example, QINLOCK, vimseltinib, rebastinib, and DCC-3116, their methods of use, related technologies, and other inventions that are important to our business. In addition to patent protection, we also rely on trade secrets to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection, including our proprietary switch-control kinase inhibitor platform. If we do not adequately obtain, maintain, protect, or enforce our intellectual property, third parties, including our competitors, may be able to erode or negate any competitive advantage we may have and market competition may increase, which could harm our business, reduce our potential revenues, and adversely affect our ability to achieve profitability.
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
As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involves both technological and legal complexity and is therefore costly, time consuming, and inherently uncertain. Changes in either the patent laws or interpretation of the patent laws in the U.S. could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. Recent patent reform legislation in the U.S. and other countries, including the Leahy-

Smith America Invents Act (the Leahy-Smith Act), signed into law in September 2011, could increase those uncertainties and costs. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted, redefine prior art, and provide more efficient and cost-effective avenues for competitors to challenge the validity of patents. For example, the Leahy-Smith Act allows third-party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO administered post-grant proceedings, including post-grant review, inter partes review, and derivation proceedings. In addition, the Leahy-Smith Act has transformed the U.S. patent system from a "first-to-invent" system to a "first-to-file" system in which, assuming that other requirements for patentability are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. The first-to-file provisions, however, only became effective on March 16, 2013. Accordingly, it is not yet clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could make it more difficult to obtain patent protection for our inventions and increase the uncertainties and costs surrounding the prosecution of our or our collaboration partners' patent applications and the enforcement or defense of our or our collaboration partners' issued patents, all of which could harm our business, results of operations, financial condition, and prospects.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
We currently lease a total of 82,346 rentable square feet of office space for our headquarters at 200 Smith Street, Waltham, Massachusetts (the Premises). The initial term of our leases at the Premises will expire in November 2029 unless terminated earlier in accordance with the terms of the leases and we are entitled to two five-year options to extend the leases. Our existing space is used primarily for our clinical development and operations, medical affairs, commercial launch preparation, regulatory, business development, and administrative functions.
We also lease 42,514 square feet of laboratory, office, and storage space in Lawrence, Kansas, which is used primarily for discovery research, preclinical research and non-clinical functions. The initial term of the leases in Lawrence, Kansas will expire on December 31, 2030 unless terminated earlier in accordance with the terms of the lease and the Company is entitled to two five-year options to extend the leases. The described leased space in Lawrence, Kansas includes space for leases which had not commenced under Accounting Standards Codification (ASC) Topic 842, Leases (ASC 842), as of December 31, 2020, and as a result, these leases are not reflected within the consolidated balance sheets. We expect these leases to commence in 2021. We also lease 3,909 square feet of space in Lawrence, Kansas to accommodate short-term needs.
We believe that our existing office and laboratory space is sufficient to meet our needs for the foreseeable future and that suitable additional space will be available as and when needed.
ITEM 3.    LEGAL PROCEEDINGS
We are not currently a party to any material legal proceedings.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Certain Information Regarding the Trading of Our Common Stock
Our common stock trades under the symbol "DCPH" on the Nasdaq Global Select Market and has been publicly traded since September 28, 2017. Prior to this time, there was no public market for our common stock.
Holders of Our Common Stock
As of January 31, 2021, there were approximately two holders of record of shares of our common stock. This number does not include stockholders for whom shares are held in "nominee" or "street" name.
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
Securities authorized for issuance under equity compensation plans
Information about our equity compensation plans will be included in our definitive proxy statement to be filed with the SEC with respect to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.
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
The following graph compares the performance of our common stock to the Nasdaq Composite Index and to the Nasdaq Biotechnology Index from September 28, 2017 (the first date that shares of our common stock were publicly traded) through December 31, 2020. The comparison assumes $100 was invested in our common stock and in each of the foregoing indices after the market closed on September 28, 2017, and it assumes reinvestment of dividends, if any. The stock price performance included in this graph is not necessarily indicative of future stock price performance.
Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Equity Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
We did not purchase any of our registered equity securities during the periods covered by this Form 10-K.
ITEM 6.    SELECTED FINANCIAL DATA
You should read the following selected financial data together with our consolidated financial statements and the related notes appearing at the end of this Form 10-K and the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section. We have derived the statement of operations data for the years ended December 31, 2020, 2019, and 2018 and the balance sheet data as of December 31, 2020 and 2019 from our audited consolidated financial statements appearing at the end of this Form 10-K. The selected statements of operations data for the years ended December 31, 2017 and 2016 and the balance sheet data as of December 31, 2018, 2017, and 2016 is derived from our audited consolidated financial statements not included in this Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in any future period.

	Year Ended December 31,
(in thousands, except share and per share data)	2020	2019	2018	2017	2016
Statement of Operations Data:
Revenues:
Product revenues, net(1)	$39,461	$—	$—	$—	$—
Collaboration revenues(2)	2,626	25,000	—	—	—
Total revenues	42,087	25,000	—	—	—
Cost and operating expenses:
Cost of sales(3)	225	—	—	—	—
Research and development(4)	198,970	157,610	82,887	39,514	20,163
Selling, general, and administrative(4)	114,082	68,116	21,212	11,421	5,675
Total cost and operating expenses	313,277	225,726	104,099	50,935	25,838
Loss from operations	(271,190)	(200,726)	(104,099)	(50,935)	(25,838)
Other income (expense):
Interest and other income, net	4,701	8,537	4,329	746	4
Interest expense	—	(67)	(84)	(95)	(106)
Total other income (expense), net	4,701	8,470	4,245	651	(102)
Net loss	$(266,489)	$(192,256)	$(99,854)	$(50,284)	$(25,940)

Net loss per share—basic and diluted	$(4.78)	$(4.48)	$(2.82)	$(2.99)	$(2.23)
Weighted average common shares outstanding—basic and diluted	55,780,982	42,869,058	35,390,480	16,792,179	11,626,287
(1)Amount includes revenues recognized associated with the sales of QINLOCK, which commenced in the U.S. in May 2020. For additional information, please read Note 3, Revenues, to these consolidated financial statements.
(2)Amounts primarily include revenues recognized associated with the Zai License Agreement. For additional information, please read Note 3, Revenues, to these consolidated financial statements.
(3)Cost of sales did not reflect the full cost of manufacturing QINLOCK for the year ended December 31, 2020 due to the use of active pharmaceutical ingredients and components that were previously expensed as research and development expenses prior to the launch of QINLOCK.
(4)Amounts include stock-based compensation expense. Stock-based compensation expense for each of the periods presented above is as follows:

	Year Ended December 31,
(in thousands)	2020	2019	2018	2017	2016
Research and development	$17,443	$7,934	$4,021	$1,320	$541
Selling, general, and administrative	19,694	12,476	5,667	3,546	946
Total share-based compensation	$37,137	$20,410	$9,688	$4,866	$1,487

	As of December 31,
(in thousands)	2020	2019	2018	2017	2016
Balance Sheet Data:
Cash and cash equivalents	$135,897	$120,320	$293,764	$196,754	$57,461
Marketable securities	425,408	459,256	—	—	—
Working capital(1)	514,039	533,370	278,294	184,367	53,695
Total assets	642,432	622,409	315,559	199,095	58,945
Notes payable to related party, including current portion	—	—	1,294	1,481	1,668
Convertible preferred shares	—	—	—	—	192,667
Total stockholders' equity/members' (deficit)	543,676	546,467	279,981	183,973	(139,760)
(1)We define working capital as current assets less current liabilities.
ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing at the end of this Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-K, including information with respect to our plans and strategy for our business, includes forward looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the "Risk Factors" section of this Form 10-K, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis.
Overview
We are a biopharmaceutical company focused on discovering, developing, and delivering important new medicines to patients for the treatment of cancer. We are leveraging our proprietary switch-control kinase inhibitor platform and deep expertise in kinase biology to execute our strategy to develop a broad portfolio of innovative medicines. We have one approved drug, QINLOCK, which was developed through our proprietary platform. Beyond QINLOCK, we are developing three clinical-stage drug candidates and advancing our research-stage programs. We wholly own QINLOCK and all of our drug candidates with the exception of a development and commercialization out-license agreement for QINLOCK in Greater China. We are preparing for a potential launch of QINLOCK in Europe and we have entered, and intend in the future to enter, into select distributor arrangements to offer QINLOCK in geographies where we do not intend to distribute QINLOCK on our own, such as Australia and Canada.
Our Drug and Drug Candidates
QINLOCK
On May 15, 2020, QINLOCK was approved by the FDA for the treatment of adult patients with advanced GIST who have received prior treatment with three or more kinase inhibitors, including imatinib. Following FDA approval of QINLOCK, in May 2020, we launched QINLOCK commercially in the U.S. Additionally, in November 2020, we announced that we had entered into exclusive distribution agreements for QINLOCK in Canada, Israel, Australia, New Zealand, Singapore, Malaysia, and Brunei.
In July 2020, Zai, our licensee for QINLOCK in Greater China, announced that the China NMPA accepted the NDA submission for QINLOCK for the treatment of adult patients with advanced GIST who have received prior treatment with three or more kinase inhibitors, including imatinib.
In October 2020, an EU MAA for QINLOCK in fourth-line GIST was accepted for review by the EMA. In January 2021, we announced that Swissmedic accepted a Swiss MAA for QINLOCK in fourth-line GIST. We also announced plans to file a marketing application in the U.K. for QINLOCK in fourth-line GIST. In preparation for a potential European approval of QINLOCK, we are actively engaged in building a direct commercial presence in key European markets and building a targeted infrastructure to commercialize QINLOCK, if approved. In January 2021, we also announced commencement of planning efforts for a bridging study for QINLOCK in Japan.

In addition, we successfully completed enrollment of our global pivotal Phase 3 study in second-line GIST patients, INTRIGUE, and expect to announce top-line results from INTRIGUE in the second half of 2021. We are also studying QINLOCK in an ongoing Phase 1 study in patients with different stages of GIST following treatment with at least one systemic anticancer therapy, such as imatinib. We believe QINLOCK has the potential to play an even broader role than in the fourth-line setting in the treatment of GIST, and we are planning further clinical development to explore this potential.
Vimseltinib
We are currently studying vimseltinib in an open-label Phase 1/2 study designed to evaluate the safety, efficacy, PK, and PD of vimseltinib in patients with malignant solid tumors as well as patients with TGCT. In November 2020, we announced the selection of a Phase 2 dose and initiated the expansion portion of the study with vimseltinib in patients with symptomatic TGCT not suitable for surgery. We are continuing to enroll TGCT patients in cohort 9 of the dose escalation portion of the study to complete enrollment in this cohort. We expect to present updated data for vimseltinib in the second half of 2021.
Rebastinib
We are currently studying rebastinib in two Phase 1b/2 studies in combination with chemotherapy, one with paclitaxel and one with carboplatin. In October 2018, we initiated an open-label, multicenter, Phase 1b/2 study of rebastinib in combination with paclitaxel to assess safety, tolerability, PK, and efficacy in patients with advanced or metastatic solid tumors. In January 2019, we initiated an open-label, multicenter, Phase 1b/2 study of rebastinib in combination with carboplatin in patients with advanced or metastatic solid tumors. In January 2020, we selected a Phase 2 dose for, and activated, Part 2 of the Phase 1b/2 study of rebastinib in combination with carboplatin. In May 2020, we announced that in Part 2 of the study of rebastinib in combination with paclitaxel, we observed the required number of responses in the first stage in both the endometrial and platinum-resistant ovarian cancer cohorts, triggering the expansion of enrollment in these cohorts. In addition, based on the clinical activity observed in Part 1, we added a cohort for patients with carcinosarcoma in Part 2 of the study of rebastinib in combination with paclitaxel. We expect to present updated data from the study of rebastinib in combination with paclitaxel in patients with endometrial cancer in the second quarter of 2021 and in patients with PROC in the second half of 2021.
DCC-3116
In January 2021, we announced our plans to initiate a Phase 1 study of DCC-3116 in the second quarter of 2021, subject to FDA authorization to proceed under our IND for DCC-3116, submitted in the fourth quarter of 2020 and cleared by the FDA.
Coronavirus (COVID-19)
The full extent to which the COVID-19 pandemic, or the future outbreak of any other highly infectious or contagious diseases, may impact our business, including our preclinical studies, clinical trial operations, or commercialization efforts will depend on continuously changing circumstances, which are highly uncertain and cannot be predicted at this time, such as the duration of such pandemic including future waves of infection, new strains of the virus that causes COVID-19, or the broad availability of effective vaccines, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. The ongoing fluidity of this situation precludes any prediction as to the full impact of the COVID-19 pandemic but it could have a material adverse effect on our business, financial condition, and results of operations. The COVID-19 pandemic may also have the effect of heightening the risks to which we are subject, including various aspects of our preclinical studies and ongoing clinical trials, the reliance on third parties in our supply chain for materials and manufacturing of our drug and drug candidates, disruptions in health regulatory agencies' operations globally, the volatility of our common stock, our ability to access capital markets, and our ability to successfully launch, commercialize, and generate revenue from QINLOCK.
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
In addition, we continue to actively monitor risks associated with potential interruptions to our clinical studies due to the impact of COVID-19 and are in frequent communication with clinical study sites and CROs. Some clinical trial sites have maintained or reinstituted restrictions on site visits by sponsors and CROs, initiation of new trials, patient visits, and new patient enrollment as a result of COVID-19. While all of our studies remain open for enrollment, we have provided guidance to our clinical trial sites that new patient enrollment may occur at sites where resources allow these patients to be safely enrolled and closely monitored and enrollment has slowed at, or has been or may in the future be temporarily paused for new patients in some sites. In addition, we continue to work closely with our study sites and CROs to allow for utilization of remote and local assessments, such as televisits, in accordance with FDA guidance, as well as to ensure availability of study drug for patients. While study activities are continuing in the clinical trials we have underway in sites across the globe, and although some of these restrictions may from time to time be eased or lifted, we cannot guarantee that COVID-19 precautions, either now or in the future, or the impact of the pandemic, will not directly or indirectly affect the expected timelines for some of our clinical trials.
In light of the changing circumstances surrounding the COVID-19 pandemic, the operating environment remains fluid and uncertain, and the full significance of the impact of the COVID-19 outbreak on our business and the duration for which it may have an impact cannot be determined at this time.
Components of Our Results of Operations
Revenues
On May 15, 2020, QINLOCK was approved by the FDA for the treatment of adult patients with advanced GIST who have received prior treatment with three or more kinase inhibitors, including imatinib. Following FDA approval of QINLOCK, in May 2020, we commenced commercial sales of QINLOCK in the U.S. and began generating product revenue. We may generate revenue in the future from a combination of product sales or payments from collaboration, distribution, or any potential additional license agreements that we may enter into with third parties. We expect that our revenue in the foreseeable future will be derived primarily from sales of QINLOCK and, payments, if any, made under the Zai License and Zai Supply Agreements we entered into in June 2019 and February 2020, respectively. We cannot provide assurance as to the timing of future milestone or royalty payments or that we will receive any of these payments at all. We cannot provide assurance as to what extent we will generate revenue from the commercialization of QINLOCK or if, when, or to what extent we will generate revenue from the commercialization and sale of our drug candidates for which we receive marketing approval, if any. We may never succeed in obtaining regulatory approval for any of our drug candidates other than QINLOCK.
Net Product Revenues
Following the FDA approval of QINLOCK in May 2020, we commenced commercial sales of QINLOCK in the U.S. and began generating product revenue. During the year ended December 31, 2020, our only source of product revenues were from the sales of QINLOCK. Product revenues are recorded net of estimates of variable consideration. Please read Note 2, Summary of Significant Accounting Policies, of these consolidated financial statements for further details of the reserves recorded for variable considerations.
Collaboration Revenues
For the years ended December 31, 2020 and 2019, collaboration revenues were associated with our license and supply agreements with Zai, as applicable.
Pursuant to the terms of the Zai License Agreement, we received an upfront cash payment of $20.0 million and became eligible to receive up to $185.0 million in potential development and commercial milestone payments, consisting of up to $50.0 million of development milestones and up to $135.0 million of commercial milestones. In addition, during the term of the Zai License Agreement, Zai will be obligated to pay us tiered percentage royalties ranging from low to high teens on potential annual net sales of the Licensed Products in the Territory, subject to adjustments in specified circumstances. Additionally, certain costs we incur associated with the Zai License Agreement are reimbursed by Zai.
As of December 31, 2020, QINLOCK had not received regulatory approval in the Territory, and it is not possible to estimate when, or if, we may receive royalty payments or commercial milestones under the Zai License Agreement.
Pursuant to the terms of the Zai Supply Agreement, costs we incur for external manufacturing services are reimbursed by Zai.
Cost of Sales
Our cost of sales includes external costs of producing and distributing inventories that are related to product revenue during the respective period of the associated sales. In addition, shipping and handling costs for product shipments are recorded in cost of sales as incurred.
Cost of sales for newly launched products, such as QINLOCK, will not be significant until the initial pre-launch inventory is depleted, and additional inventory is manufactured and sold. As a result, the gross margin on sales of QINLOCK for the year ended December 31, 2020 was enhanced by the use of active pharmaceutical ingredients and components that were previously expensed as research and development expenses prior to the launch of QINLOCK.
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
•continuing to establish sales, marketing, and distribution capabilities to support the commercial launch of QINLOCK or our drug candidates, if and when approved, whether alone or in collaboration with others such as Zai, our licensee for QINLOCK in Greater China;
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
•the cost of consultants and contract manufacturing organizations (CMOs) that manufacture drug products for use in our preclinical studies and clinical trials as well as all expenses associated with the pre-launch manufacturing of commercial inventory of QINLOCK prior to FDA approval; and
•facilities, depreciation, and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance, supplies, and technology-related costs.
We expense research and development costs to operations as incurred. Advance payments for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses within our consolidated balance sheets. The prepaid amounts are expensed as the related goods are delivered or the services are performed.
Our direct research and development expenses are tracked on a program-by-program basis and consist primarily of external costs, such as fees paid to consultants, central laboratories, contractors, CMOs, and CROs in connection with our preclinical and clinical development activities. We do not allocate employee costs, costs associated with our proprietary switch-control kinase inhibitor platform technology or facility expenses, including depreciation or other indirect costs, to specific drug or drug candidate development programs because these costs are deployed across multiple drug or drug candidate development programs and, as such, are not separately classified.
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
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses consist primarily of salaries and related costs, including stock-based compensation, for personnel in executive, legal, finance, commercial, human resources, and administrative functions. Selling, general, and administrative expenses also include direct and allocated facility- and technology-related costs as well as professional fees for legal, patent, consulting, accounting, and audit services.
We anticipate that our selling, general, and administrative expenses will increase as we continue to support the commercial launch of QINLOCK in the U.S., the potential launch of QINLOCK in Europe, if approved, and the establishment of a targeted commercial infrastructure in key European markets. We also anticipate that we will continue to incur accounting, audit, legal, regulatory, compliance, and investor and public relations expenses associated with growth of the business and continued operations as a public company.
Other Income (Expense)
Interest and Other Income, net
Interest income consists of interest earned on our cash, cash equivalents, and marketable securities balances. Other income, net, consists of insignificant amounts of miscellaneous income and expenses unrelated to our core operations.

Interest Expense
Interest expense for the years ended December 31, 2019 and 2018 consisted of interest expense associated with a previously outstanding construction loan from a related party. The outstanding balance of the construction loan from a related party was repaid in December 2019, and there was therefore no interest expense during the year ended December 31, 2020.
Income Taxes
On October 2, 2017, immediately prior to the completion of our initial public offering (IPO), we engaged in a series of transactions whereby Deciphera Pharmaceuticals, LLC became a wholly owned subsidiary of Deciphera Pharmaceuticals, Inc., a Delaware corporation (the Conversion). Prior to the Conversion, we were treated as a partnership for tax purposes and had not been subject to U.S. federal or state income taxation. Upon the Conversion, we became subject to typical corporate U.S. federal and state income taxation; however, we do not have net operating loss (NOL) carryforwards from periods prior to October 2, 2017 available to offset taxable income earned in future periods in which we will be treated as a corporation.
Since the Conversion in October 2017, we have not recorded any U.S. federal or state income tax benefits for either the net losses we have incurred or our earned research and orphan drug credits, due to the uncertainty of realizing a benefit from those items in the future. As of December 31, 2020, we had NOL carryforwards for federal income tax purposes of $643.6 million, of which $16.6 million begin to expire in 2037 and $627.0 million may be carried forward indefinitely. As of December 31, 2020, we had NOL carryforwards for state income tax purposes of $479.2 million, which begin to expire in 2037. We also had federal and state research and orphan drug credits of $28.8 million and $3.0 million, respectively, as of December 31, 2020, which begin to expire in 2037 and 2032, respectively.
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
Product Revenue Reserves
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
Accrued Research and Development Expenses
As part of the process of preparing our consolidated financial statements, we are required to estimate our accrued research and development expenses. This process involves reviewing open contracts and purchase orders, communicating with our applicable personnel to identify services that have been performed on our behalf, and estimating the associated cost incurred for the services when we have not yet been invoiced or otherwise notified of actual costs. The majority of our service providers invoice us in arrears for services performed, on a pre-determined schedule or when contractual milestones are met; however, some require advance payments. We make estimates of our accrued expenses as of each balance sheet date in the consolidated financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of the estimates with the service providers and make adjustments if necessary. Examples of estimated accrued research and development expenses include fees paid to:
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
We estimate the fair value of each stock option award using the Black-Scholes option-pricing model, which uses as inputs the fair value of our common stock and assumptions we make for the volatility of our common stock, the expected term of our stock-based awards, the risk-free interest rate for a period that approximates the expected term of our stock-based awards, and our expected dividend yield. Prior to October 2017, we were a privately-held company and lacked company-specific historical and implied volatility information. Therefore, we estimate our expected volatility based on the historical volatility of a set of our publicly traded peer companies as well as the limited historical volatility of our own traded stock price. We estimate the expected term of our options using the "simplified" method for awards that qualify as "plain-vanilla" options. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that we have never paid cash dividends on common stock and do not expect to pay any cash dividends in the foreseeable future.
The assumptions used in determining the fair value of stock-based awards represent our best estimates, but the estimates involve inherent uncertainties and the application of our judgment. As a result, if factors change and we use significantly different assumptions or estimates, our stock-based compensation expense could be materially different in the future.
Results of Operations
Comparison of the Years Ended December 31, 2020, 2019, and 2018
The following table summarizes our results of operations for the years ended December 31, 2020, 2019, and 2018:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Revenues:
Product revenues, net	$39,461	$—	$—
Collaboration revenues	2,626	25,000	—
Total revenues	42,087	25,000	—
Cost and operating expenses:
Cost of sales	225	—	—
Research and development	198,970	157,610	82,887
Selling, general, and administrative	114,082	68,116	21,212
Total cost and operating expenses	313,277	225,726	104,099
Loss from operations	(271,190)	(200,726)	(104,099)
Other income (expense):
Interest and other income, net	4,701	8,537	4,329
Interest expense	—	(67)	(84)
Total other income (expense), net	4,701	8,470	4,245
Net loss	$(266,489)	$(192,256)	$(99,854)
Revenues
Net Product Revenues
During the year ended December 31, 2020, our only source of product revenues were from the sales of QINLOCK, which commenced in the U.S. in May 2020 following the FDA approval of QINLOCK on May 15, 2020. For the year December 31, 2020, product revenues were $39.5 million, which consisted of $38.0 million of revenues in the U.S. and $1.5 million of revenues outside of the U.S.
Collaboration Revenues
For the year ended December 31, 2020 compared to the same period in 2019, collaboration revenues decreased $22.4 million, primarily driven by the recognition of up-front and development milestone payments of $20.0 million and $5.0 million, respectively, associated with the Zai License Agreement, entered into in June 2019, in the second quarter of 2019 as compared to the recognition of a $2.0 million development milestone payment associated with the Zai License Agreement in the second quarter of 2020. The decrease in up-front and milestone payments were partially offset by $0.6 million of revenues recognized associated with reimbursements under the Zai License and Supply Agreements during the year ended December 31, 2020.

Cost of Sales
Cost of sales were $0.2 million for the year ended December 31, 2020 and were primarily related to packaging, labeling, shipping, and distribution costs associated with sales of QINLOCK. External manufacturing costs associated with QINLOCK inventory prior to FDA approval were previously expensed as research and development expenses and, therefore, are not included in cost of sales during the year ended December 31, 2020.
We expect our cost of sales for QINLOCK to increase as a percentage of net sales in future periods as we continue to produce inventory for future sales, which will reflect the full cost of manufacturing, and then sell such inventory.
Operating Expenses
Research and Development Expenses
QINLOCK
For the year ended December 31, 2020 compared to the same period in 2019, research and development expenses related to QINLOCK decreased primarily as a result of a decrease in clinical trial expenses of $6.1 million. The decrease in clinical trial expenses was primarily due to decreased expenses associated with our pivotal Phase 3 study in fourth-line and fourth-line plus GIST, INVICTUS, which we initiated in January 2018 and announced top-line results from in August 2019. In addition, clinical trial expenses decreased due to decreased expenses associated with our ongoing Phase 1 study of QINLOCK and decreased expenses associated with clinical pharmacology studies. These decreases were partially offset by increased expenses related to our pivotal Phase 3 study in second-line GIST, INTRIGUE, which we initiated in December 2018 and completed enrollment of which in December 2020.

For the year ended December 31, 2019 compared to the same period in 2018, expenses related to QINLOCK increased primarily as a result of increases in clinical trial expenses of $28.0 million and manufacturing costs of $2.0 million. The increase in clinical trial expenses was due to our pivotal INTRIGUE Phase 3 study in second-line GIST, which we initiated in December 2018, and expenses related to our pivotal INVICTUS Phase 3 study in fourth-line and fourth-line plus GIST, which we initiated in January 2018 and with respect to which we announced top-line results in August 2019. In addition, clinical trial expenses increased due to increased expenses associated with clinical pharmacology studies that commenced in 2019. Manufacturing costs for QINLOCK increased primarily as a result of increased process development activities to support the clinical trials, anticipated drug requirements for commercialization, and the manufacture of registration lots to support the submission of a NDA.
Vimseltinib
For the year ended December 31, 2020 compared to the same period in 2019, expenses related to our vimseltinib program increased primarily as a result of increases in clinical trial expenses of $4.1 million, manufacturing costs of $2.7 million, and preclinical costs of $0.8 million. The increase in clinical trial expenses was primarily due to increased activities associated with the dose escalation portion of our ongoing Phase 1/2 study of vimseltinib to assess the safety, tolerability, PK, and PD in patients with TGCT. Manufacturing costs for the vimseltinib program increased as a result of increased activities to support clinical trials. The increase in preclinical costs was primarily due to increased ongoing studies.
For the year ended December 31, 2019 compared to the same period in 2018, expenses related to our vimseltinib program increased primarily as a result of an increase in preclinical costs of $2.5 million and clinical trial expenses of $1.8 million. The increase in preclinical costs was primarily due to additional studies and the increase in clinical trial expenses was primarily due to increased activities associated with the dose escalation portion of our ongoing Phase 1/2 study of vimseltinib to assess the safety, tolerability, PK, and PD in patients with malignant solid tumors and TGCT.
Rebastinib
For the year ended December 31, 2020 compared to the same period in 2019, expenses related to our rebastinib program increased primarily as a result of increases in manufacturing costs of $1.9 million and clinical trial expenses of $1.7 million. Manufacturing costs for the rebastinib program increased as a result of increased activities to support clinical trials. The increases in clinical trial expenses were due to our Phase 1b/2 study of rebastinib in combination with paclitaxel, which we initiated in October 2018 and moved to Part 2 of the Phase 1b/2 study in the second quarter of 2019, and our second Phase 1b/2 study of rebastinib in combination with carboplatin, which we initiated in January 2019 and moved to Part 2 of the Phase 1b/2 study in January 2020.
For the year ended December 31, 2019 compared to the same period in 2018, expenses related to our rebastinib program increased primarily as a result of increases in clinical trial expenses of $9.3 million. The increases in clinical trial expenses were due to our Phase 1b/2 study of rebastinib in combination with paclitaxel, which we initiated in October 2018 and moved to Part 2 of the Phase 1b/2 study in the second quarter of 2019, and our second Phase 1b/2 clinical study of rebastinib in combination with carboplatin, which we initiated in January 2019.
DCC-3116
For the year ended December 31, 2020 compared to the same period in 2019, expenses related to our DCC-3116 program increased primarily as a result of an increase in preclinical activities of $1.4 million, including IND-enabling studies, associated with a full year of activities for this drug candidate, which we announced as an addition to our pipeline in June 2019, and increased manufacturing costs of $1.1 million to support our Phase 1 study of DCC-3116, which we expect to initiate in the second quarter of 2021. This addition of DCC-3116 to our pipeline in June 2019 also resulted in increased research and development expenses during the year ended December 31, 2019 compared to the same period in 2018.
Unallocated expenses
For the year ended December 31, 2020 compared to the same period in 2019, the increase in unallocated research and development expenses was related to personnel-related costs and preclinical and other costs. The increase in personnel-related costs was primarily due to an increase in headcount and stock-based compensation expense in our research and development functions. Personnel-related costs for the years ended December 31, 2020 and 2019 included stock-based compensation expense of $17.4 million and $7.9 million, respectively. The increase in stock-based compensation expense was primarily related to headcount increases, a higher value of our common stock resulting in increased valuations of share-based awards granted to our employees, and $1.9 million of expenses related to the achievement of vesting events associated with performance-based restricted stock units during the year ended December 31, 2020. The increase in preclinical and other costs was primarily due to increased costs of $3.3 million in connection with increased activities for our early-stage drug discovery programs and increased costs for temporary staffing of $2.5 million to support our research and development functions.

For the year ended December 31, 2019 compared to the same period in 2018, the increase in unallocated research and development expenses was related to personnel-related costs and preclinical and other costs. The increase in personnel-related costs was primarily due to an increase in headcount and stock-based compensation expense in our research and development functions. Personnel-related costs for the years ended December 31, 2019 and 2018 included stock-based compensation expense of $7.9 million and $4.0 million, respectively. The increase in stock-based compensation expense was primarily related to additional employee stock options associated with headcount increases and a higher value of our common stock resulting in increased valuations of share-based awards granted to our employees. The increase in preclinical and other costs was primarily due to increased consultant fees of $2.5 million and increased costs of $0.5 million in connection with our early-stage drug discovery programs.
We expect research and development expenses will increase in 2021 as compared to 2020 as we continue to invest in the development of our clinical pipeline.
Selling, General, and Administrative Expenses
For the year ended December 31, 2020 compared to the same period in 2019, the increase in selling, general, and administrative expenses was related to personnel-related costs, professional and consultant fees, and facility related and other costs. The increase in personnel-related costs was primarily a result of an increase in headcount and an increase in stock-based compensation expense in our selling, general, and administrative functions. Personnel-related costs for the years ended December 31, 2020 and 2019 included stock-based compensation expense of $19.7 million and $12.5 million, respectively. The increase in stock-based compensation expense was primarily related to increased headcount and a higher value of our common stock resulting in increased valuations of share-based awards granted to our employees, partially offset by the modification of stock options pursuant to the transition agreement with our former President and Chief Executive Officer resulting in $2.4 million of expenses during the year ended December 31, 2019. The increase in professional and consultant fees was primarily due to an increase in various advisory fees, including those related to commercialization preparedness and the launch of QINLOCK. The increase in facility related and other costs was primarily due to a full year of expenses, including those related to rent and depreciation expenses, associated with our new headquarters (the Premises) that commenced in October 2019 (the Initial Space) and rent, depreciation, and moving expenses associated with our lease at the Premises that commenced in July 2020 (the Additional Space) as well as technology-related costs to support the growth of the business. For additional information on our leases at the Premises, please read Note 7, Leases, to the consolidated financial statements included elsewhere herein.
For the year ended December 31, 2019 compared to the same period in 2018, the increase in selling, general, and administrative expenses was related to personnel-related costs, professional and consultant fees, and facility related and other costs. The increase in personnel-related costs was primarily a result of an increase in headcount and an increase in stock-based compensation expense in our selling, general, and administrative functions. Personnel-related costs for the years ended December 31, 2019 and 2018 included stock-based compensation expense of $12.5 million and $5.7 million, respectively. The increase in stock-based compensation expense was primarily related to an increase in headcount, a higher value of our common stock resulting in increased valuations of share-based awards granted to our employees, and the modification of stock options pursuant to the transition agreement with our former President and Chief Executive Officer resulting in $2.4 million of expenses during the year ended December 31, 2019. The increase in professional and consultant fees was primarily due to an increase in various advisory fees, including those related to commercialization preparedness. The increase in facility related and other costs was primarily due to expenses incurred in connection with the move to the Initial Space in October 2019 as well as technology-related costs to support the growth of the business. For additional information on our leases at the Premises, please read Note 7, Leases, to the consolidated financial statements included elsewhere herein.
We expect selling, general, and administrative expenses will increase in 2021 as compared to 2020 as we continue to execute on the commercial launch of QINLOCK in the U.S. and prepare for a potential commercial launch in Europe, if approved.
Interest and Other Income, Net
For the year ended December 31, 2020 compared to the same period in 2019, the decrease in interest and other income, net, was primarily due to decreases in interest income earned on our cash equivalents and marketable securities associated with our holdings of lower yield investments during the year ended December 31, 2020.
For the year ended December 31, 2019 compared to the same period in 2018, the increase in interest and other income, net, was primarily due to increases in interest income earned on our invested cash equivalents and marketable securities balances resulting from our follow-on public offerings in June 2018 and the third quarter of 2019. For additional information on our public offerings, please read Note 9, Common Stock, to the consolidated financial statements included elsewhere herein.

Inflation
Inflation generally affects us by increasing our cost of labor. We do not believe that inflation had a material effect on our business, financial condition, or results of operations during the years ended December 31, 2020, 2019, and 2018.
Liquidity and Capital Resources
Since our inception in 2003, we have focused substantially all of our efforts and financial resources on organizing and staffing our company, business planning, raising capital, developing product and technology rights, conducting research and development activities for our drug candidates, building a commercial and marketing organization, and commercializing our first approved product, QINLOCK. Our only product approved for sale is QINLOCK, which only recently received approval, and we have not generated substantial revenue from product sales.
As a result, we have incurred significant operating losses since our inception. We have generated limited revenue to date primarily from our product sales and license and supply agreements with Zai. On May 15, 2020, QINLOCK was approved by the FDA for the treatment of adult patients with advanced GIST who have received prior treatment with three or more kinase inhibitors, including imatinib. Following the FDA approval of QINLOCK, in May 2020, we commenced commercial sales of QINLOCK in the U.S. and began generating product revenue. During the year ended December 31, 2020, our product revenues were primarily derived from sales of QINLOCK in the U.S. We have also entered into exclusive distributor arrangements to facilitate product sales of QINLOCK in select geographies where we do not currently intend to distribute QINLOCK on our own. We do not expect to generate revenue from sales of any drug candidates in the near future, if at all, unless and until we obtain marketing approval for, and begin to sell, such drug candidates.
On October 2, 2017, we completed the IPO of our common stock. Since October 2017, we have primarily supported our operations by completing public issuances of our common stock through our IPO, subsequent follow-on offerings, and an Open Market Sale Agreement℠ (the Sales Agreement) with Jefferies LLC (Jefferies). Through such issuances, we have sold and issued 29,497,292 shares of our common stock resulting in net proceeds of $948.0 million after deducting underwriting discounts and commissions and other offering expenses.
In August 2020, we entered into the Sales Agreement with Jefferies, pursuant to which we may issue and sell shares of our common stock having aggregate offering proceeds of up to $200.0 million (the Shares) from time to time through Jefferies as our sales agent. Upon delivery of a placement notice and subject to the terms and conditions of the Sales Agreement, Jefferies may sell the Shares by any method permitted by law deemed to be an "at the market offering" as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. We may sell the Shares in amounts and at times to be determined by us from time to time subject to the terms and conditions of the Sales Agreement, but we have no obligation to sell any Shares under the Sales Agreement. We or Jefferies may suspend or terminate the offering of Shares upon notice to the other party and subject to other conditions. As of December 31, 2020, there was $181.3 million available for future issuance under the Sales Agreement.

Public issuances of our common stock and shares issued pursuant to the underwriters' partial or full exercises of options to purchase additional shares of common stock, if applicable, associated with our IPO, subsequent follow-on offerings, and issuances of shares pursuant to the Sales Agreement have been summarized in the following table:

	Price per Share¹	Shares Issued in Public Offering			Shares Issued Pursuant to The Underwriters' Exercise of Options to Purchase Additional Shares of Common Stock (if applicable)			Total
(in millions, except share and per share amounts)		Date	Shares Issued	Net Proceeds²	Date	Shares Issued	Net Proceeds²	Shares Issued	Net Proceeds²
IPO	$17.00	October 2, 2017	7,500,000	$114.1	October 4, 2017	666,496	$10.5	8,166,496	$124.6
June 2018 Follow-on Public Offering	40.00	June 11, 2018	4,300,000	161.0	June 20, 2018	645,000	24.3	4,945,000	185.3
Third Quarter of 2019 Follow-on Public Offering	37.00	August 19, 2019	10,810,810	375.4	September 3, 2019	1,621,621	56.4	12,432,431	431.8
February 2020 Follow-on Public Offering	55.00	February 19, 2020	3,181,818	163.7	February 25, 2020	477,272	24.7	3,659,090	188.4
Issuances Pursuant to the Sales Agreement - Fourth Quarter of 2020	Various[3]	Fourth Quarter of 2020[3]	294,275	17.9	Not applicable			294,275	17.9
Total								29,497,292	$948.0
1.The price per share presented above represents the price per share at which shares were sold for both the public offering of shares and the underwriters' exercise of options to purchase additional shares, if applicable.
2.Proceeds are presented net of underwriting discounts and commissions and other offering expenses.
3.Shares issued pursuant to the Sales Agreement were sold in multiple lots at varying prices over the course of several days during the quarter indicated in the table above.
Cash Flows
As of December 31, 2020, our principal sources of liquidity were cash, cash equivalents, and marketable securities of $561.3 million, which consisted of cash, money market funds, U.S. government securities, commercial paper, corporate debt securities, and certificates of deposit. The primary objectives of our investment activities are to preserve principal, provide liquidity, and maximize income without significantly increasing risk. Given the nature of these investments, we believe that the market for these instruments is not illiquid.
The following table summarizes our sources and uses of cash and cash equivalents for each of the periods presented:

	December 31,
(in thousands)	2020	2019	2018
Net cash flows used in operating activities	$(239,683)	$(149,296)	$(86,783)
Net cash flows provided by (used in) investing activities	28,459	(460,522)	(2,194)
Net cash flows provided by financing activities	226,801	436,374	185,987
Net increase (decrease) in cash and cash equivalents	$15,577	$(173,444)	$97,010
Operating Activities
During the year ended December 31, 2020 compared to the same period in 2019, net cash used by operating activities increased $90.4 million, primarily resulting from an increase in our net loss of $74.2 million and increases in net cash outflows related to changes in our operating assets and liabilities of $38.6 million, partially offset by increases in net non-cash charges of $22.5 million. The increase in net cash outflows related to changes in our operating assets and liabilities was primarily due to an increase in accounts receivable of $13.9 million and an increase in inventory of $3.2 million. The increases in accounts receivable and inventory were primarily associated with sales of QINLOCK and the commencement of the capitalization of QINLOCK inventory, respectively, following the FDA approval of QINLOCK in May 2020. Other net cash outflows related to changes in our operating assets and liabilities were generally due to the timing of vendor invoicing and payments. Net non-cash charges increased primarily due to an increase in share-based compensation of $16.7 million.
During the year ended December 31, 2019 compared to the same period in 2018, net cash used by operating activities increased $62.5 million, primarily resulting from an increase in our net loss of $92.4 million, partially offset by increases in non-

cash charges of $8.2 million and cash provided by changes in our operating assets and liabilities of $21.7 million. Net non-cash charges increased primarily due to an increase in share-based compensation of $10.7 million. Net cash provided by changes in our operating assets and liabilities increased primarily due to increases of $26.6 million in accounts payable and accrued expenses and other current liabilities, partially offset by an increase in prepaid expenses and other current assets of $4.6 million. Changes in accounts payable, accrued expenses and other current liabilities, and prepaid expenses and other current assets were generally due to growth in our business.
Investing Activities
During the year ended December 31, 2020 compared to the same period in 2019, net cash flows from investing activities increased $489.0 million, resulting from an increase in proceeds from sales and maturities of marketable securities of $770.1 million, partially offset by an increase in purchases of marketable securities of $279.6 million. The increase in net sales and maturities of marketable securities was partially offset by increases in our restricted investments of $1.2 million, which was made up of a $1.0 million increase to the letter of credit for our leases at the Premises associated with the commencement of the Additional Space and a $0.6 million increase to our Company credit card limit to support the growth of our business during the year ended December 31, 2020 compared to an increase of $0.4 million to secure a Company credit card during the same period in 2019, and an increase in purchases of property and equipment of $0.4 million primarily associated with moving into the Additional Space.
During the year ended December 31, 2019 compared to the same period in 2018, net cash flows from investing activities decreased $458.3 million, resulting from the net purchases of marketable securities of $455.1 million during the year ended December 31, 2019 to build our initial marketable securities portfolio, an increase in purchases of property and equipment of $3.8 million, primarily associated with moving to the Premises, partially offset by a decrease in the amount that we increased our restricted investments of $0.6 million, which was due to an increase of $0.4 million to secure a Company credit card during the year ended December 31, 2019 compared to an increase of $1.1 million to secure a letter of credit associated with our lease of the Initial Space at the Premises during the same period in 2018.
Financing Activities
During the year ended December 31, 2020 compared to the same period in 2019, net cash flows from financing activities decreased $209.6 million, primarily resulting from a decrease in net proceeds from public offerings of our common stock of $225.2 million, partially offset by an increase in proceeds from the exercise of stock options and employee stock purchase plans of $14.5 million, which was primarily due to increased stock option exercises associated with vesting of increased share-based awards as a result of headcount growth, and a $1.3 million decrease in repayments associated with a previous note payable to a related party, which was not outstanding during the year ended December 31, 2020 due to the early repayment of the outstanding balance of the note payable to a related party in December 2019. Net of underwriting discounts and commissions and other offering costs, the decrease in proceeds from our public offerings was due our issuance in the third quarter of 2019 of $431.8 million as compared to our issuance in February 2020 of $188.4 million and our issuance in the fourth quarter of 2020 under the Sales Agreement of $17.9 million.
During the year ended December 31, 2019 compared to the same period in 2018, net cash flows from financing activities increased $250.4 million, primarily resulting from an increase in net proceeds from public offerings of our common stock of $246.5 million and an increase in proceeds from the exercise of stock options of $5.0 million, which was primarily due to vesting of increased share-based awards associated with headcount growth, partially offset by an increase of $1.1 million in repayments associated with a previous note payable to a related party, primarily due to the early repayment of the outstanding balance of the note payable to a related party in December 2019. Net of underwriting discounts and commissions and other offering costs, the increase in proceeds from our public offerings was due our issuance in the third quarter of 2019 of $431.8 million as compared to our issuance in June 2018 of $185.3 million.
Funding Requirements
Our ability to generate product revenues sufficient to achieve profitability will depend heavily on the successful commercialization of QINLOCK and the development and eventual commercialization of one or more of our drug candidates. Our net loss was $266.5 million, $192.3 million, and $99.9 million for the years ended December 31, 2020, 2019, and 2018, respectively. As of December 31, 2020, we had an accumulated deficit of $754.5 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We expect that our expenses and capital requirements will increase in connection with our ongoing activities, particularly as we:
•continue to commercialize QINLOCK in the U.S., and continue to build our global commercial capability as we actively prepare to bring QINLOCK to eligible patients around the world, including in Europe, if approved;
•continue with our ongoing pivotal Phase 3 study of QINLOCK in second-line GIST and potentially other areas of GIST treatment;
•continue with our ongoing and planned clinical programs for vimseltinib as a potential single agent therapy for the treatment of TGCT and rebastinib as a combination therapy in solid tumor cancers;
•develop DCC-3116, our ULK kinase inhibitor, for the potential treatment of RAS or RAF mutant cancers;
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
•maintain, expand, protect, and enforce our intellectual property portfolio; and
•expand our operational, financial, and management systems and increase personnel, including to support our clinical development and commercialization efforts and our operations as a public company, including international operations in Europe and other potential geographies.
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
As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. We may not be successful in our commercialization of QINLOCK. Even if we are able to generate substantial product sales of QINLOCK, we may not become profitable. Until we become profitable, if ever, we expect to finance our operations primarily through a combination of equity, debt, or other financings, collaborations, strategic alliances, and marketing, distribution, or additional licensing arrangements. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as, and when, needed, we may have to significantly delay, scale back, or discontinue the development and commercialization of one or more of our drug candidates.
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
Because of the numerous risks and uncertainties associated with pharmaceutical product development and commercialization, we are unable to accurately predict the timing or amount of increased expenses and capital requirements or when or if we will be able to achieve or maintain profitability. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce or terminate our operations. The timing and amount of our operating expenditures will depend largely on:
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
We believe that our cash, cash equivalents, and marketable securities as of December 31, 2020 of $561.3 million, together with anticipated product revenues, but excluding any potential future milestone payments or other payments under our collaboration or license agreements, if any, will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2022. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.
Contractual Obligations and Commitments
The following table summarizes our contractual obligations as of December 31, 2020 and the effects that such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments Due By Period
(in thousands)	Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	More Than 5 Years
Lease commitments(1)(2)	$44,573	$4,635	$9,429	$9,758	$20,751
Commercial supply agreements(³)	8,815	6,994	1,821	—	—
Total	$53,388	$11,629	$11,250	$9,758	$20,751

(1)Lease commitments reflect payments due for our lease agreements at the Premises in Waltham, Massachusetts that expire in November 2029 and our lease agreements in Lawrence, Kansas that expire in December 2030.
(2)In addition, lease commitments reflect payments due for leases in Lawrence, Kansas that had not commenced under ASC 842 as of December 31, 2020, and as a result, these leases are not reflected within the consolidated balance sheets. We expect these leases to commence in 2021.
(3)We have entered into commercial supply agreements related to the supply of QINLOCK that require us to make binding forecasts for a certain amount of purchases. The related cancellation clauses would as a general matter require us to pay the full amount of these binding forecasts.
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
Recently Issued and Adopted Accounting Pronouncements
A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2, Summary of Significant Accounting Polices, to our consolidated financial statements included in this Form 10-K.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our cash, cash equivalents, and marketable securities as of December 31, 2020 consisted of cash, money market funds, U.S. government securities, commercial paper, corporate debt securities, and certificates of deposit. The primary objectives of our investment activities are to preserve principal, provide liquidity, and maximize income without significantly increasing risk. We have policies requiring us to invest in high-quality issuers, limit our exposure to any individual issuer, and ensure adequate liquidity. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of interest rates. Because of the general short-term nature of the instruments in our portfolio, we believe that a sudden change in market interest rates would not be expected to have a material impact on our financial position or results of operations. A potential change in fair value for interest rate sensitive instruments, which include marketable securities, has been assessed on a hypothetical 100 basis point adverse movement across all maturities. As of December 31, 2020 and 2019, we estimate that such hypothetical 100 basis point adverse movement would result in a hypothetical loss in fair value of approximately $4.3 million and $4.6 million, respectively, to our interest rate sensitive instruments.
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

ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
DECIPHERA PHARMACEUTICALS, INC.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Deciphera Pharmaceuticals, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Deciphera Pharmaceuticals, Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations and comprehensive loss, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Accrued External Research and Development Expenses
As described in Notes 2 and 8 to the consolidated financial statements, the Company has entered into various research and development contracts with research institutions and other companies both inside and outside of the U.S. Management records accruals for estimated ongoing research costs. Within accrued expenses and other current liabilities, management has accrued $31.3 million of external research and development expenses as of December 31, 2020. When evaluating the adequacy of the accrued liabilities, management analyzes progress of the studies or trials, including the phase or completion of events, invoices received, and contracted costs. As disclosed by management, this process involves reviewing open contracts and purchase orders, communicating with applicable personnel to identify services that have been performed, and estimating the associated cost incurred for the services when the Company has not yet been invoiced or otherwise notified of actual costs. Significant judgments and estimates are made in determining the accrued balances at the end of the reporting period.
The principal considerations for our determination that performing procedures relating to accrued external research and development expenses is a critical audit matter are the significant judgment by management in developing the estimate of costs incurred; this in turn led to significant auditor judgment and effort in performing procedures to evaluate management’s estimate of the cost incurred for the research and development activities and in evaluating the audit evidence obtained for these accrued external research and development expenses.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to accrued external research and development expenses. These procedures also included, among others (i) testing management’s process for estimating accrued research and development expenses, (ii) testing the completeness and accuracy of the data used to develop the estimate related to actual invoiced expenses, contractual rates for services, and patient services received, and (iii) evaluating the reasonableness of the estimated cost incurred for the services which have not been invoiced.
/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
February 9, 2021
We have served as the Company’s auditor since 2009.

DECIPHERA PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$135,897	$120,320
Short-term marketable securities	416,033	459,256
Accounts receivable, net	13,896	—
Inventory	5,716	—
Prepaid expenses and other current assets	12,489	13,832
Total current assets	584,031	593,408
Long-term marketable securities	9,375	—
Long-term investments—restricted	3,102	1,510
Property and equipment, net	9,583	6,333
Operating lease assets	36,341	21,158
Total assets	$642,432	$622,409
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$12,308	$19,575
Accrued expenses and other current liabilities	55,227	38,716
Operating lease liabilities	2,457	1,747
Total current liabilities	69,992	60,038
Operating lease liabilities, net of current portion	28,764	15,904
Total liabilities	98,756	75,942
Commitments and contingencies (Note 14)
Stockholders' equity:
Common stock, $0.01 par value per share; 125,000,000 shares authorized; 57,596,144 shares and 51,617,639 shares issued and outstanding as of December 31, 2020 and 2019, respectively	576	516
Additional paid-in capital	1,297,557	1,033,819
Accumulated other comprehensive income (loss)	11	111
Accumulated deficit	(754,468)	(487,979)
Total stockholders' equity	543,676	546,467
Total liabilities and stockholders' equity	$642,432	$622,409
The accompanying notes are an integral part of these consolidated financial statements.

DECIPHERA PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2020	2019	2018
Revenues:
Product revenues, net	$39,461	$—	$—
Collaboration revenues	2,626	25,000	—
Total revenues	42,087	25,000	—
Cost and operating expenses:
Cost of sales	225	—	—
Research and development	198,970	157,610	82,887
Selling, general, and administrative	114,082	68,116	21,212
Total cost and operating expenses	313,277	225,726	104,099
Loss from operations	(271,190)	(200,726)	(104,099)
Other income (expense):
Interest and other income, net	4,701	8,537	4,329
Interest expense	—	(67)	(84)
Total other income (expense), net	4,701	8,470	4,245
Net loss	$(266,489)	$(192,256)	$(99,854)

Net loss per share—basic and diluted	$(4.78)	$(4.48)	$(2.82)
Weighted average common shares outstanding—basic and diluted	55,780,982	42,869,058	35,390,480

Comprehensive loss:
Net loss	$(266,489)	$(192,256)	$(99,854)
Other comprehensive income (loss):
Unrealized gains (losses) on marketable securities	(100)	111	—
Total other comprehensive income (loss)	(100)	111	—
Total comprehensive loss	$(266,589)	$(192,145)	$(99,854)
The accompanying notes are an integral part of these consolidated financial statements.

DECIPHERA PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share amounts)

	Common Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2017	32,591,686	$326	$379,516	$—	$(195,869)	$183,973
Issuance of common stock sold in public offering, net of underwriting discounts, commissions, and offering costs	4,945,000	50	185,209	—	—	185,259
Issuance of common stock upon exercise of stock options	140,074	1	914	—	—	915
Stock-based compensation expense	—	—	9,688	—	—	9,688
Net loss	—	—	—	—	(99,854)	(99,854)
Balance, December 31, 2018	37,676,760	377	575,327	—	(295,723)	279,981
Issuance of common stock sold in public offering, net of underwriting discounts, commissions, and offering costs	12,432,431	124	431,656	—	—	431,780
Issuance of common stock upon exercise of stock options	1,508,448	15	6,426	—	—	6,441
Stock-based compensation expense	—	—	20,410	—	—	20,410
Unrealized gains (losses) on marketable securities	—	—	—	111	—	111
Net loss	—	—	—	—	(192,256)	(192,256)
Balance, December 31, 2019	51,617,639	516	1,033,819	111	(487,979)	546,467
Issuance of common stock sold in public offering, net of underwriting discounts, commissions, and offering costs	3,953,365	40	206,236	—	—	206,276
Issuance of common stock under stock option and incentive and employee stock purchase plans	2,025,140	20	20,365	—	—	20,385
Stock-based compensation expense	—	—	37,137	—	—	37,137
Unrealized gains (losses) on marketable securities	—	—	—	(100)	—	(100)
Net loss	—	—	—	—	(266,489)	(266,489)
Balance, December 31, 2020	57,596,144	$576	$1,297,557	$11	$(754,468)	$543,676
The accompanying notes are an integral part of these consolidated financial statements.

DECIPHERA PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net loss	$(266,489)	$(192,256)	$(99,854)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	37,137	20,410	9,688
Depreciation expense	2,305	830	317
Noncash lease expense	2,834	958	—
Gain on disposal of equipment	(7)	—	—
Net accretion of discounts on marketable securities	(1,611)	(3,999)	—
Changes in operating assets and liabilities:
Accounts receivable	(13,896)	—	—
Inventory	(3,241)	—	—
Prepaid expenses and other current assets	(1,772)	(10,321)	(5,770)
Accounts payable	(7,533)	10,862	3,991
Accrued expenses and other current liabilities	13,923	24,189	4,477
Operating lease liabilities	(1,333)	(319)	—
Other long-term liabilities	—	350	368
Net cash flows used in operating activities	(239,683)	(149,296)	(86,783)
Cash flows from investing activities:
Purchases of marketable securities	(1,096,769)	(817,142)	—
Maturities of marketable securities	627,913	261,216	—
Sales of marketable securities	504,216	100,780	—
Purchases of property and equipment	(5,316)	(4,935)	(1,125)
Proceeds from sale of equipment	7	—	—
Increase in restricted investments	(1,592)	(441)	(1,069)
Net cash flows provided by (used in) investing activities	28,459	(460,522)	(2,194)
Cash flows from financing activities:
Proceeds from public offerings, net of underwriting discounts and commissions	207,231	432,400	185,933
Repayment of notes payable to related party	—	(1,294)	(187)
Payments of public offering costs	(815)	(620)	(674)
Proceeds from stock option exercises and employee stock purchase plan	20,385	5,888	915
Net cash flows provided by financing activities	226,801	436,374	185,987
Net increase (decrease) in cash and cash equivalents	15,577	(173,444)	97,010
Cash and cash equivalents at beginning of period	120,320	293,764	196,754
Cash and cash equivalents at end of period	$135,897	$120,320	$293,764
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$67	$84
Addition of operating lease asset included in accrued expenses and other current liabilities	$—	$562	$—
Supplemental disclosure of non-cash investing and financing activities:
Amounts capitalized under build-to-suit lease transaction	$—	$—	$11,885
Purchases of property and equipment included in accounts payable and accrued expenses and other current liabilities	$239	$661	$—
Unsettled exercise of stock options	$—	$553	$—
The accompanying notes are an integral part of these consolidated financial statements.

DECIPHERA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Nature of the Business and Basis of Presentation
Deciphera Pharmaceuticals, Inc. (the Company) is a biopharmaceutical company focused on discovering, developing, and delivering important new medicines to patients for the treatment of cancer. The Company is leveraging its proprietary switch-control kinase inhibitor platform and deep expertise in kinase biology to develop a broad portfolio of innovative medicines. The Company has one approved drug, QINLOCK® (ripretinib), referred to as QINLOCK, which was developed through its proprietary platform. Beyond QINLOCK, the Company is developing three clinical stage drug candidates and advancing its research-stage programs. The Company wholly owns QINLOCK and all of its drug candidates with the exception of a development and commercialization out-license agreement for QINLOCK in the People's Republic of China, Hong Kong, Macau, and Taiwan, referred to as Greater China. The Company is preparing for a potential launch of QINLOCK in Europe and the Company has entered, and intends in the future to enter, into select distributor arrangements to offer QINLOCK in geographies where the Company does not intend to distribute QINLOCK on its own, such as Australia and Canada.
On May 15, 2020, QINLOCK was approved by the United States (U.S.) Food and Drug Administration (FDA) for the treatment of adult patients with advanced gastrointestinal stromal tumor (GIST) who have received prior treatment with three or more kinase inhibitors, including imatinib. Following FDA approval of QINLOCK, in May 2020, the Company launched QINLOCK commercially in the U.S. In June 2020, QINLOCK was authorized for sale in Canada by Health Canada for the treatment of adult patients with advanced GIST who have received prior treatment with imatinib, sunitinib, and regorafenib. In July 2020, the Australian Therapeutic Goods Administration approved QINLOCK for the treatment of adult patients with advanced GIST who have received prior treatment with three or more kinase inhibitors, including imatinib.
The Company is subject to risks and uncertainties common to companies in the biotechnology industry, including, but not limited to, development by competitors of new technological innovations, dependence on key personnel, market acceptance and the successful commercialization of QINLOCK or any of the Company's current or future drug candidates for which it receives marketing approval, competition for QINLOCK or any of the Company's current or future drug candidates for which it receives marketing approval, protection of proprietary technology, ability to complete late-stage clinical trials, ability to obtain and maintain regulatory approvals, compliance with government regulations, the impact of the novel coronavirus (COVID-19) pandemic on its operations, and the ability to secure additional capital to fund operations. QINLOCK and the Company's drug candidates currently under development will require significant additional research and development efforts, including extensive preclinical and/or clinical testing and regulatory approval. In addition to supporting its research and development efforts, the Company will be required to invest in the Company's commercial capabilities and infrastructure, to support its launch and commercialization of QINLOCK, the Company's first and recently approved drug, and any current or future drug candidate for which the Company obtains marketing approval. These efforts require significant amounts of additional capital, adequate personnel and infrastructure, and extensive compliance-reporting capabilities. Even if the Company's drug development and commercialization efforts are successful, it is uncertain when, if ever, the Company will realize substantial revenue from product sales of QINLOCK or any current or future drug candidates for which it receives marketing approval.
The full extent to which the COVID-19 pandemic, or the future outbreak of any other highly infectious or contagious diseases, may impact the Company's business, including its preclinical studies, clinical trial operations, or commercialization efforts will depend on continuously changing circumstances, which are highly uncertain and cannot be predicted at this time, such as the duration of such pandemic including future waves of infection, new strains of the virus that causes COVID-19, or the broad availability of effective vaccines, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. The Company is continuing to monitor the long-term impact of COVID-19, if any, on its financial condition and results of operations. The ongoing fluidity of this situation precludes any prediction as to the full impact of the COVID-19 pandemic but it could have a material adverse effect on the Company's business, financial condition, and results of operations. The COVID-19 pandemic may also have the effect of heightening the risks to which the Company is subject, including various aspects of the Company's preclinical studies and ongoing clinical trials, the reliance on third parties in the Company's supply chain for materials and manufacturing of the Company's drug and drug candidates, disruptions in health regulatory agencies' operations globally, the volatility of the Company's common stock, and its ability to access capital markets, and the Company's ability to successfully launch, commercialize, and generate revenue from sales of QINLOCK.
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
In August 2020, the Company entered into an Open Market Sale Agreement℠ (the Sales Agreement) with Jefferies LLC (Jefferies), pursuant to which the Company may issue and sell shares of its common stock having aggregate offering proceeds of up to $200.0 million (the Shares) from time to time through Jefferies as its sales agent. Upon delivery of a placement notice and subject to the terms and conditions of the Sales Agreement, Jefferies may sell the Shares by any method permitted by law deemed to be an "at the market offering" as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. The Company may sell the Shares in amounts and at times to be determined by the Company from time to time subject to the terms and conditions of the Sales Agreement, but it has no obligation to sell any Shares under the Sales Agreement. The Company or Jefferies may suspend or terminate the offering of Shares upon notice to the other party and subject to other conditions. During the year ended December 31, 2020, the Company issued 294,275 shares resulting in net proceeds of $17.9 million after deducting underwriting discounts and commissions and other offering expenses under the Sales Agreement. As of December 31, 2020, there was up to $181.3 million available for future issuance under the Sales Agreement.
The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities, and commitments in the ordinary course of business. Since inception, the Company has incurred recurring losses including net losses of $266.5 million, $192.3 million, and $99.9 million for the years ended December 31, 2020, 2019, and 2018, respectively. As of December 31, 2020, the Company had an accumulated deficit of $754.5 million. The Company expects to continue to generate operating losses for the foreseeable future. The Company expects that its cash, cash equivalents, and marketable securities of $561.3 million as of December 31, 2020 will be sufficient to fund its operating expenses and capital expenditure requirements through at least 12 months from the issuance date of these consolidated financial statements. The future viability of the Company is dependent on its ability to raise additional capital to fund its operations.
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
2. Summary of Significant Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, product revenue reserves, the accrual for research and development expenses, and the valuation of stock-based option awards. Estimates are periodically reviewed in light of changes in circumstances, facts, and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.
Segment Information
The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. The Company's singular focus is discovering, developing, and delivering important new medicines to patients for the treatment of cancer by tackling key mechanisms of drug resistance that limit the rate and/or durability of response to existing cancer therapies. Substantially all of the Company's tangible assets are held in the U.S.

Revenues
In accordance with Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers (ASC 606), an entity recognizes revenue when its customer obtains control of promised goods or services in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price, including variable consideration, if any; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration to which it is entitled in exchange for the goods or services it transfers to the customer.
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
These reserves are based on estimates of the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable (if the amount is payable to the Company's customer) or a liability (if the amount is payable to a party other than the Company's customer, other than product returns, which are recorded as liabilities). The Company's estimates of reserves established for variable consideration are calculated based upon a consistent application of the expected value method, which is the sum of probability-weighted amounts in a range of possible consideration amounts. These estimates reflect the Company's historical experience, current contractual and statutory requirements, specific known market events and trends, industry data, forecasted customer buying, and payment patterns. The amount of variable consideration that is included in the transaction price may be subject to constraint and is included in net product revenues only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration received may ultimately differ from the Company's estimates. If actual results vary, the Company adjusts these estimates, which could have an effect on earnings in the period of adjustment.
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

Collaboration Revenues
In June 2019, the Company entered into a License Agreement (the Zai License Agreement) with an affiliate of Zai Lab (Shanghai) Co., Ltd. (Zai), pursuant to which the Company granted Zai exclusive rights to develop and commercialize QINLOCK, including certain follow-on compounds (the Licensed Products), in Greater China (the Territory). In February 2020, the Company entered into a Supply Agreement (the Zai Supply Agreement), as required by terms in the Zai License Agreement, pursuant to which the Company will supply the Licensed Products to Zai for use in the Territory for clinical trials as well as commercial inventory, if QINLOCK obtains regulatory approval in the Territory. Subject to the Zai Supply Agreement, costs incurred by the Company for external manufacturing services are reimbursed by Zai. The Company accounts for its license and supply agreements with Zai under ASC 606.
The Zai License Agreement includes development and regulatory milestone payments. Therefore, the Company evaluates whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant cumulative revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the Company's control or the licensee's control, such as regulatory approvals, are generally not considered probable of being achieved until those approvals are received.
The Zai License Agreement also includes sales-based royalties for the license of intellectual property, including milestone payments based on the level of sales. As the license is deemed to be the predominant item to which the royalties relate, the Company recognizes royalty revenue and sales-based milestones at the later of (i) when the related sales occur, or (ii) when the performance obligation to which the royalty has been allocated has been satisfied.
The Company recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) each performance obligation is satisfied, either at a point in time or over time, and if over time, recognition is based on the use of an output or input method.
For additional information on the Company's license and supply agreements, please read Note 3, Revenues, to these consolidated financial statements.
Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of 90 days or less at the date of purchase to be cash equivalents.
Marketable Securities
Marketable securities consist of investments with original maturities greater than 90 days at the date of purchase. As of December 31, 2020 and 2019, the Company's marketable securities were comprised of debt securities and the Company considers its marketable securities portfolio to be available-for-sale.
Available-for-sale marketable securities are classified as current or non-current based on each instrument's underlying effective maturity date and for which the Company has the intent and ability to hold the investment for a period of greater than 12 months. Marketable securities with maturities of less than 12 months from the balance sheet date are classified as current and are included in short-term marketable securities in the consolidated balance sheets. Marketable securities with maturities greater than 12 months from the balance sheet date for which we have the intent and ability to hold the investment for greater than 12 months are classified as non-current and are included in long-term marketable securities in the consolidated balance sheets.
Available-for-sale marketable debt securities are recorded at fair market value and unrealized gains and losses are included in accumulated other comprehensive income (loss) in equity, net of related tax effects, except for the changes in allowance for expected credit losses, which are recorded in other income (expense), net, within the consolidated statements of operations and comprehensive loss. Realized gains and losses are reported in other income (expense), net, within the consolidated statements of operations and comprehensive loss on a specific identification basis.
The Company conducts periodic reviews to identify and evaluate each investment in the Company's portfolio that has an unrealized loss to determine whether a credit loss exists. An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis.

A credit loss is estimated by considering available information relevant to the collectability of the security and information about past events, current conditions, and reasonable and supportable forecasts. Any credit loss is recorded as a charge to other income (expense), net, not to exceed the amount of the unrealized loss. Unrealized losses other than the credit loss are recognized in accumulated other comprehensive income (loss). When determining whether a credit loss exists, the Company considers several factors, including whether the Company has the intent to sell the security or whether it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis. If the Company has an intent to sell, or if it is more likely than not that the Company will be required to sell a debt security in an unrealized loss position before recovery of its amortized cost basis, the Company will write down the security to its fair value and record the corresponding charge as a component of other income (expense), net. No declines in value were deemed to be credit losses or other than temporary during the years ended December 31, 2020 or 2019, respectively.
Concentrations of Credit Risk and of Significant Suppliers
Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents, and marketable securities. The Company maintains all cash, cash equivalents, and marketable securities at accredited financial institutions, in amounts that exceed federally insured limits. The Company attempts to minimize the risks related to cash, cash equivalents, and marketable securities by investing in a range of financial instruments as defined by the Company. The Company has established guidelines related to credit ratings and maturities intended to safeguard principal balances and maintain liquidity. The marketable securities portfolio is maintained in accordance with the Company's investment policy, which defines allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.
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
Accounts Receivable
Accounts receivable arise from product sales and amounts due from the Company's collaboration partners and have standard payment terms that generally require payment within 30 to 90 days. The amount from product sales represents amounts due from specialty distributors and specialty pharmacies in the U.S., which are recorded net of reserves for customer chargebacks, trade discounts and allowances, and other incentives to the extent such amounts are payable to the customer by the Company. The Company monitors economic conditions to identify facts or circumstances that may indicate that its receivables are at risk of collection. The Company provides reserves against accounts receivable for estimated losses, if any, that may result from a customer's inability to pay based on the composition of its accounts receivable, current economic conditions, and historical credit loss activity. Amounts determined to be uncollectible are charged or written-off against the reserve. During the year ended December 31, 2020, the Company did not record any expected credit losses related to outstanding accounts receivable.
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
Leases
The Company adopted ASC Topic 842, Leases (ASC 842), using a modified retrospective approach, as of January 1, 2019, with no restatement of prior periods or cumulative adjustment to retained earnings. The Company elected the package of practical expedients, which permits the Company not to reassess under the new standards for prior conclusions about lease identification, lease classification and initial direct costs. The Company did not apply the hindsight practical expedient when determining the lease term for existing leases and assessing impairment of expired or existing leases. The Company elected the practical expedient for short-term leases and does not apply the recognition requirements to leases with a term of 12 months or less and recognizes those lease payments in the consolidated statements of operations and comprehensive loss on a straight-line basis over the lease term. The Company elected the practical expedient to not separate lease and non-lease components for real estate leases. The Company elected to utilize its incremental borrowing rate based on the remaining lease term as of the date of adoption.
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
Impairment of Long-Lived Assets
Long-lived assets consist of property, equipment, and operating lease assets. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets or asset group may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset group for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset group to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset group are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset group over its fair value, determined based on discounted cash flows. The Company did not record any impairment losses on long-lived assets during the years ended December 31, 2020, 2019, or 2018.
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
Research and Development Costs
Research and development costs are expensed as incurred. Research and development expenses are comprised of costs incurred in performing research and development activities, including salaries, stock-based compensation and benefits, facilities costs, depreciation, manufacturing expenses, and external costs of outside vendors engaged to conduct preclinical development activities and trials. Prior to initial regulatory approval, the Company expenses costs relating to the production of inventory for the Company's drug and drug candidates as research and development expenses within the Company's consolidated statements of operations and comprehensive loss in the period incurred, unless the Company believes regulatory approval and subsequent commercialization of the drug candidate is probable and the Company expects the future economic benefit from sales of the drug to be realized.
Advance payments for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses within the Company's consolidated balance sheets. The prepaid amounts are expensed as the related goods are delivered or the services are performed.
Research Contract Costs and Accruals
The Company has entered into various research and development contracts with research institutions and other companies both inside and outside of the U.S. These agreements are generally cancellable, and related payments are recorded as research and development expenses as incurred. The Company records accruals for estimated ongoing research costs. When evaluating the adequacy of the accrued liabilities, the Company analyzes progress of the studies or trials, including the phase or completion of events, invoices received, and contracted costs. Significant judgments and estimates are made in determining the accrued balances at the end of any reporting period. Actual results could differ from the Company's estimates. The Company's historical accrual estimates have not been materially different from the actual costs.
Patent Costs
All patent-related costs incurred in connection with filing and prosecuting patent applications are expensed as incurred due to the uncertainty about the recovery of the expenditure. Amounts incurred are classified as selling, general, and administrative expenses in the consolidated statements of operations and comprehensive loss.

Stock-Based Compensation
The Company measures all stock options and other stock-based awards granted to employees and directors based on the fair value on the date of the grant and recognizes compensation expense of those awards over the requisite service period, which is generally the vesting period of the respective award. The straight-line method of expense recognition is applied to all awards with service-only conditions while the graded-vesting method is applied to all awards with both service and performance conditions. The Company has granted performance-based awards under which the fair market value of the awards is expensed after assessing the probability that certain performance criteria will be met and the associated targeted payout level that is forecasted will be achieved. The Company accounts for forfeitures as they occur.
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
Comprehensive Loss
Comprehensive loss includes net loss as well as other changes in stockholders' equity (deficit) that result from transactions and economic events other than those with shareholders. For the years ended December 31, 2020 and 2019, the Company's other comprehensive income (loss) consisted of unrealized gains (losses) on marketable securities. For the year ended December 31, 2018, there was no difference between net loss and comprehensive loss.
Net Loss per Share
Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding for the years ended December 31, 2020, 2019, and 2018. Diluted net income (loss) per share is computed by dividing the diluted net income (loss) by the weighted average number of common shares, including potential dilutive common shares assuming the dilutive effect of outstanding stock options and unvested restricted common stock, as determined using the treasury stock method. For periods in which the Company has reported net losses, diluted net loss per common share is the same as basic net loss per common share, since dilutive common shares are not assumed to have been issued if their effect is antidilutive.
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
Credit Losses
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13). The FASB subsequently issued amendments to ASU 2016-13, which have the same effective date and transition date of January 1, 2020. This standard requires entities to estimate an expected lifetime credit loss on financial assets and report credit losses using an expected losses model rather than the incurred losses model that was previously used, and establishes additional disclosures related to credit risks. For available-for-sale debt securities with unrealized losses, the standard now requires allowances to be recorded instead of reducing the amortized cost of the investment. This standard limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and requires the reversal of previously recognized credit losses if fair value increases.
This standard became effective for the Company on January 1, 2020, and adoption of this standard did not have a material impact on the consolidated financial statements and related disclosures.
3. Revenues
Product Revenues
To date, the Company's only source of product revenues has been from the sales of QINLOCK, which began in May 2020, following the approval of QINLOCK by the FDA on May 15, 2020 for the treatment of adult patients with advanced GIST who have received prior treatment with three or more kinase inhibitors, including imatinib.
For the year ended December 31, 2020, product revenues were $39.5 million, which consisted of $38.0 million of revenues in the U.S. and $1.5 million of revenues outside of the U.S.
The Company primarily sells QINLOCK through specialty distributors and specialty pharmacies. The Company recognized revenues from three customers accounting for 57%, 24%, and 10% of gross product revenues for the year ended December 31, 2020. As of December 31, 2020, two customers individually accounted for approximately 59% and 20% of accounts receivable associated with the Company's product sales.
Activity in each of the product revenue allowance and reserve categories is summarized as follows:

(in thousands)	Trade discounts and allowances	Chargebacks and administrative fees	Government rebates and other incentives	Returns	Total
Balance as of December 31, 2019	$—	$—	$—	$—	$—
Provision related to sales in the current year	556	1,663	2,923	856	5,998
Credits and payments made	(404)	(1,399)	(490)	(324)	(2,617)
Balance as of December 31, 2020	$152	$264	$2,433	$532	$3,381
The total reserves described above are summarized as components of the Company's consolidated balance sheets as follows:

(in thousands)	December 31, 2020
Reduction of accounts receivable, net	$363
Component of accrued expenses and other current liabilities	3,018
Total revenue-related reserves	$3,381
Collaboration Revenues
In June 2019, the Company entered into the Zai License Agreement, pursuant to which the Company granted Zai exclusive rights to develop and commercialize the Licensed Products in the Territory. The Company retains exclusive rights to, among other things, develop, manufacture, and commercialize the Licensed Products outside the Territory.

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
Under the Zai License Agreement, the Company recognized revenues of $2.3 million during the year ended December 31, 2020, which consisted of the achievement of a $2.0 million development milestone in the second quarter of 2020 and $0.3 million in reimbursable costs.
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
The Company determined that the exclusive license is distinct and constitutes one performance obligation that is a right to use the Company's intellectual property. The Company determined that the promises under the Zai License Agreement related to the know-how transfer, clinical and commercial supply, participation in the JSC, and the assistance responsibilities are immaterial in the context of the Zai License Agreement and therefore are excluded from the assessment of performance obligations. The Company also evaluated certain options and contingent obligations contained within the Zai License Agreement to determine if they provide Zai with any material rights. The Company concluded that the options and contingent obligations were not issued at a significant and incremental discount, and therefore do not provide Zai with a material right. As such, these options and contingent obligations were excluded as performance obligations and will be accounted for if and when they occur or are exercised.
The Company determined that the upfront payment of $20.0 million and the $5.0 million INTRIGUE study-related development milestone were probable of achievement and that a significant reversal of cumulative revenue would not occur upon resolution of the uncertainty, and constitutes the consideration to be included in the transaction price as of the commencement of the arrangement. The transaction price, totaling $25.0 million, was allocated to the one performance obligation, which was satisfied at a point in time upon delivery of the license in June 2019, and therefore the Company recognized license revenue in the full amount of the transaction price during the second quarter of 2019. Additionally, in the second quarter of 2020, the Company determined that the $2.0 million development milestone was probable of achievement and that a significant reversal of cumulative revenue would not occur upon resolution of the uncertainty, and constitutes consideration to be included in the transaction of the arrangement. The remaining potential milestone payments that the Company is eligible to receive were excluded from the transaction price and were fully constrained based on the probability of achievement. The Company will reevaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and if necessary, the Company will adjust its estimate of the transaction price. Because the performance obligation has been satisfied, any additions to the transaction price would be fully recognized in the period.
The Company assessed the Zai License Agreement to determine whether a significant financing component exists and concluded that a significant financing component does not exist.
In February 2020, the Company entered into the Zai Supply Agreement, as required by terms in the Zai License Agreement, pursuant to which the Company will supply the Licensed Products to Zai for use in the Territory for clinical trials as well as commercial inventory, if QINLOCK obtains regulatory approval in the Territory. Subject to the Zai Supply Agreement, costs incurred by the Company for external manufacturing services are reimbursed by Zai.
Under the Zai Supply Agreement, the Company recognized revenues of $0.4 million for external manufacturing services provided during the year ended December 31, 2020.
4. Marketable Securities and Fair Value Measurements
The following tables present marketable securities by contractual maturity and security type:

As of December 31, 2020 (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Due within one year:
U.S. government securities	$298,335	$49	$(1)	$298,383
Commercial paper	62,037	9	(15)	62,031
Corporate debt securities	38,309	—	(34)	38,275
Certificates of deposit	17,344	1	(1)	17,344
Due after one year through five years:
U.S. government securities	9,370	5	—	9,375
Total	$425,395	$64	$(51)	$425,408

As of December 31, 2019 (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Due within one year:
Commercial paper	$314,292	$74	$(23)	$314,343
U.S. government securities	78,612	48	(3)	78,657
Certificates of deposit	66,241	17	(2)	66,256
Total	$459,145	$139	$(28)	$459,256

The following tables present information about the Company's financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

As of December 31, 2020 (in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$—	$46,676	$—	$46,676
U.S. government securities	—	30,000	—	30,000
Marketable securities:
U.S. government securities	—	307,758	—	307,758
Commercial paper	—	62,031	—	62,031
Corporate debt securities	—	38,275	—	38,275
Certificates of deposit	—	17,344	—	17,344
Total	$—	$502,084	$—	$502,084

As of December 31, 2019 (in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$—	$28,192	$—	$28,192
Certificates of deposit	—	20,500	—	20,500
Marketable securities:
Commercial paper	—	314,343	—	314,343
U.S. government securities	—	78,657	—	78,657
Certificates of deposit	—	66,256	—	66,256
Total	$—	$507,948	$—	$507,948
The tables above exclude certificates of deposit of $3.1 million and $1.5 million as of December 31, 2020 and December 31, 2019, respectively, that the Company held to secure a letter of credit associated with its leases and to secure a credit card account. The Company increased its credit card limit and corresponding certificate of deposit in the first quarter of 2020. The Company also increased its letter of credit and corresponding certificate of deposit associated with its leases in the fourth quarter of 2020. The certificates of deposit are Level 2 instruments and are measured at carrying value in the consolidated balance sheets in long-term investments—restricted and approximate fair value. For additional information on the letter of credit associated with the Company's leases, please read Note 7, Leases, to these consolidated financial statements.
The fair value of Level 2 instruments classified as cash equivalents and marketable securities were determined through third-party pricing services. The pricing services use many observable market inputs to determine value, including reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates, and other industry and economic events.
5. Inventory
The Company commenced the capitalization of QINLOCK inventory in May 2020 upon receiving FDA approval of QINLOCK.
Capitalized inventory consisted of the following:

(in thousands)	December 31, 2020
Raw materials	$1,352
Work in process	4,142
Finished goods	222
Total inventory	$5,716
There were no inventory amounts written down as a result of excess, obsolescence, unmarketability, or other reasons charged to cost of sales during the year ended December 31, 2020.

6. Property and Equipment, Net
Property and equipment, net consisted of the following:

	December 31,
(in thousands)	2020	2019
Laboratory equipment	$3,631	$2,195
Computer equipment	4,795	2,950
Furniture and fixtures	3,187	1,941
Leasehold improvements	1,895	908
Construction in progress	197	169
Total cost	13,705	8,163
Less: Accumulated depreciation	(4,122)	(1,830)
Total property and equipment, net	$9,583	$6,333
Depreciation expense was $2.3 million, $0.8 million, and $0.3 million for the years ended December 31, 2020, 2019, and 2018, respectively.
7. Leases
The Company leases real estate, including office and laboratory space.
In May 2018, the Company entered into a lease for office space (the Initial Space) at 200 Smith Street in Waltham, Massachusetts (the Premises). The initial term of the lease expires in November 2029, unless terminated earlier in accordance with the terms of the lease. The Company is entitled to two five-year options to extend. The initial annual base rent is approximately $2.0 million and will increase annually for a total of $22.4 million over the lease term. In October 2019, the lease for the Initial Space commenced under ASC 842 and resulted in the addition of an operating lease asset of $21.2 million and corresponding lease liability of $17.0 million in the fourth quarter of 2019. The Premises became the Company's new headquarters in October 2019.
Prior to the adoption of ASC 842, the Company was deemed to be the owner of the Initial Space during the construction period because of certain provisions within the lease agreement. As a result, as of December 31, 2018, the Company capitalized approximately $11.9 million (equal to the estimated cost of its leased portion of the Initial Space) as construction-in-progress within property and equipment, net and recorded a corresponding build-to-suit facility lease financing obligation. Under ASC 842, the Company was no longer considered the owner of the Initial Space and therefore the build-to suit asset and corresponding liabilities at December 31, 2018 were reversed as of the date of adoption of ASU 2016-02 on January 1, 2019 as the lease commencement date had not yet been met.
In April 2019, the Company amended its lease for office space at the Premises to add an additional 38,003 square feet of space (the Additional Space) for a total of 82,346 square feet of space. The initial term of the lease for the Additional Space will expire in November 2029 unless terminated earlier in accordance with the terms of the lease and the Company is entitled to two five-year options to extend the lease. The initial annual base rent for the Additional Space is approximately $1.9 million and will increase annually for a total of $18.2 million over the lease term. In July 2020, the lease for the Additional Space commenced under ASC 842 and resulted in the addition of an operating lease asset of $16.5 million and a corresponding lease liability of $13.5 million in the third quarter of 2020.
The Company is required to maintain a letter of credit associated with its leases at the Premises. The balances of the Company's certificate of deposit associated with the letter of credit for its leases at the Premises of $2.1 million and $1.1 million as of December 31, 2020 and 2019, respectively, were classified as long-term investment—restricted in the consolidated balance sheets. The Company increased the letter of credit and associated certificate of deposit by $1.0 million pursuant to the terms of the lease agreement for the Additional Space during the fourth quarter of 2020.
In August 2020, the Company amended and restated its real estate leases primarily for office and laboratory space in Lawrence, Kansas (the 2020 Lawrence Lease Agreements). The initial term of the 2020 Lawrence Lease Agreements will expire on December 31, 2030 unless terminated earlier in accordance with the terms of the lease and the Company is entitled to two five-year options to extend the leases. The 2020 Lawrence Lease Agreements modified a previously existing operating lease which resulted in an additional operating lease asset of $1.4 million and a corresponding lease liability of $1.4 million during the third quarter of 2020. Additionally, as a result of the 2020 Lawrence Lease Agreements, some previously existing operating leases terminated as of December 31, 2020. The Company expects that additional new operating leases associated with additional lease space included in the 2020 Lawrence Lease Agreements will commence under ASC 842 in 2021.
The Company's leases contain options to extend the lease terms; however, these extensions were not included in the operating lease assets and lease liabilities recorded on the consolidated balance sheets as they were not reasonably certain of being exercised.
During the years ended December 31, 2020 and 2019, the Company was subject to certain lease agreements to accommodate short-term or temporary needs. The expenses related to the Company's short-term or temporary lease agreements are included in short-term lease costs for the years ended December 31, 2020 and 2019, as applicable.
The Company's leases require the Company to pay for its share of certain operating expenses, taxes, and other expenses based on actual costs incurred and therefore, as the amounts are variable in nature, are expensed in the period incurred and included in variable lease costs for the years ended December 31, 2020 and 2019. Payment escalations specified in the leases are recognized on a straight-line basis over the lease terms.
All of the Company's leases qualify as operating leases. The following table summarizes the presentation of the Company's operating leases in the consolidated balance sheet:

	December 31,
(in thousands)	2020	2019
Operating lease assets	$36,341	$21,158

Current operating lease liabilities	$2,457	1,747
Operating lease liabilities, net of current portion	28,764	15,904
Total operating lease liabilities	$31,221	$17,651
The components of lease expense were as follows:

	Year Ended December 31,
(in thousands)	2020	2019
Operating lease cost	$4,167	$1,223
Short-term lease cost	354	520
Variable lease cost	461	427
Total lease expense	$4,982	$2,170
Additionally, as previously disclosed in the Company's 2018 Form 10-K and under the previous lease accounting standard, ASC 840, Leases, the Company recorded rent expense of $1.1 million during the year ended December 31, 2018.
Future annual minimum lease payments under operating leases are as follows:

(in thousands)	As of December 31, 2020
2021	$4,143
2022	4,225
2023	4,308
2024	4,390
2025	4,472
Thereafter	18,520
Total future minimum lease payments	40,058
Less: imputed interest	(8,837)
Total operating lease liabilities	$31,221

The weighted-average remaining lease term and weighted-average discount rate of the Company's operating leases are as follows:

	As of December 31,
	2020	2019
Weighted-average remaining lease term in years	8.97	9.63
Weighted-average discount rate	5.60%	5.36%
Supplemental disclosure of cash flow information related to the Company's operating leases included in cash flows used in operating activities in the consolidated statement of cash flows were as follows:

	Year Ended December 31,
(in thousands)	2020	2019
Cash paid for amounts included in the measurement of operating lease liabilities	$2,666	$532
Operating lease liabilities arising from obtaining operating lease assets	$14,902	$17,144

8. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	December 31,
(in thousands)	2020	2019
External research and development expenses	$31,259	$20,462
Payroll and related expenses	17,255	12,902
Professional fees	3,306	3,810
Revenue-related reserves	3,018	—
Other	389	1,542
Total accrued expenses and other current liabilities	$55,227	$38,716

9. Common Stock
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
In August 2020, the Company entered into the Sales Agreement with Jefferies, pursuant to which the Company may issue and sell shares of its common stock in "at-the-market" offerings having aggregate offering proceeds of up to $200.0 million from time to time through Jefferies as its sales agent. During the year ended December 31, 2020, the Company issued 294,275 shares resulting in net proceeds of $17.9 million under the Sales Agreement. As of December 31, 2020, there was up to $181.3 million available for future issuance under the Sales Agreement. For additional information on the Sales Agreement, please read Note 1, Nature of the Business and Basis of Presentation, to these consolidated financial statements.
10. Stock-Based Awards
2017 Equity Incentive Plan
The Company's 2017 Stock Option and Incentive Plan (the 2017 Plan) provides for the grant of equity-based incentive awards. The number of shares initially reserved for issuance of awards under the 2017 Plan was 2,655,831 shares of common stock and may be increased by the number of shares under the 2015 Equity Incentive Plan (the 2015 Plan) and the 2017 Plan that are forfeited, cancelled, repurchased by the Company, or otherwise surrendered. The 2017 Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning on January 1, 2018, by 4% of the outstanding number of shares of our common stock on the immediately preceding December 31, or such lesser number of shares as determined by the Compensation Committee of the Company's Board of Directors. As of December 31, 2020, 1,828,021 remained available for issuance under the 2017 Plan. The number of shares reserved for issuance under the 2017 Plan was increased by 2,303,845 shares effective January 1, 2021.
2015 Equity Incentive Plan
Under the 2015 Plan the Company was authorized to sell or issue common shares or restricted common shares, or to grant options for the purchase of common shares, share appreciation rights, and other awards, to employees, members of the board of directors, consultants, and advisors of the Company. Upon effectiveness of the 2017 Plan no further awards were available to be issued under the 2015 Plan.
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
2017 Employee Stock Purchase Plan
The 2017 Employee Stock Purchase Plan (the ESPP) initially reserved and authorized the issuance of up to 306,750 shares of common stock to participating employees. The ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2018 and each January 1 thereafter through January 1, 2027, by the least of (i) 1% of the outstanding number of shares of common stock on the immediately preceding December 31; (ii) 400,000; shares or (iii) such number of shares as determined by the ESPP administrator. As of December 31, 2020, 1,372,135 remained available for issuance under the ESPP Plan. The number of shares reserved for issuance under the ESPP was increased by 400,000 shares effective January 1, 2021.
The purchase price of common stock under the ESPP is equal to 85% of the lesser of (i) the fair market value per share of the common stock on the first business day of an offering period and (ii) the fair market value per share of the common stock on the purchase date. The fair value of the discounted purchases made under the ESPP is calculated using the Black-Scholes option-pricing model, which is described in further detail within the "Stock Option Valuation" section below, on the date of the first day of the offering period. The fair value of the look-back provision plus the 15% discount is recognized as stock-based compensation expense in the consolidated statements of operations and comprehensive loss over the 6-month purchase period. Employees began participating in the ESPP program during the first offering period of the ESPP program in the second quarter of 2020. There were 37,298 shares of common stock issued under the ESPP during the year ended December 31, 2020.
Stock Option Valuation
The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option-pricing model, which uses as inputs the fair value of the Company's common stock and assumptions for the volatility of its common stock, the expected term of stock-based awards, the risk-free interest rate for a period that approximates the expected term of stock-based awards, and the expected dividend yield. Prior to October 2017, the Company was privately-held and lacked company-specific historical and implied volatility information. Therefore, it estimates its expected share volatility based on the historical volatility of a set of publicly traded peer companies as well as the limited historical volatility of its own traded stock price. The Company estimated the expected term of its options using the "simplified" method for awards that qualify as "plain-vanilla" options. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends on common shares and does not expect to pay any cash dividends in the foreseeable future.
The assumptions that the Company used to determine the fair value of options granted to employees and directors were as follows, presented on a weighted average basis:

	Year Ended December 31,
	2020	2019	2018
Risk-free interest rate	1.2%	2.2%	2.8%
Expected term (in years)	6.1	6.2	6.1
Expected volatility	77.2%	74.5%	73.3%
Expected dividend yield	0%	0%	0%
The following table summarizes the Company's option activity from January 1, 2020 to December 31, 2020:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2019	6,750,939	$19.36
Granted	1,331,148	$54.79
Exercised	(1,881,892)	$9.96
Forfeited/Expired	(487,856)	$33.27
Outstanding as of December 31, 2020	5,712,339	$29.53	7.8	$158,204
Options vested and expected to vest as of December 31, 2020	5,712,339	$29.53	7.8	$158,204
Options exercisable as of December 31, 2020	2,873,038	$20.60	7.1	$104,889
The aggregate intrinsic value of options is calculated as the difference between the exercise price of the options and the fair value of the Company's common shares for those options that had exercise prices lower than the fair value of the Company's common shares. The aggregate intrinsic value of options exercised during the years ended December 31, 2020, 2019, and 2018 was $86.0 million, $53.2 million, and $4.4 million, respectively.
The weighted average grant-date fair value per share of options granted during the years ended December 31, 2020, 2019, and 2018 was $36.71, $19.22, and $19.68, respectively.
Restricted Stock Units
The 2017 Plan provides for the award of restricted stock units. During the years ended December 31, 2020, 2019, and 2018, the Company granted restricted stock units to employees that were subject to time-based vesting conditions that lapse between one year and four years from date of grant, assuming continued employment.
During 2019, the Company granted 57,400 restricted stock units at a weighted average grant date fair value of $34.43 that were subject to performance-based vesting conditions. Vesting of the performance-based restricted stock units was contingent upon meeting a specific performance obligation and continued employment through the service period. The performance criteria associated with the performance-based restricted stock units became probable and was achieved during the second quarter of 2020. As a result, 55,200 performance-based restricted units at a weighted average grant date fair value of $34.43 vested during 2020 and the fair value of the performance-based restricted units that vested during 2020 was $3.6 million. 2,200 performance-based restricted units at a weighted average grant date fair value of $34.43 were forfeited during 2020. The Company granted no performance-based restricted units in 2020 or 2018. As of December 31, 2020, there were no unvested performance-based restricted units.
All restricted stock units currently granted have been classified as equity instruments as their terms require settlement in shares. Restricted stock units with time-based and performance-based vesting conditions are valued on the grant date using the grant date market price of the underlying shares.

The table below summarizes the Company's time-based restricted stock unit activity from January 1, 2020 to December 31, 2020:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2019	99,500	$29.58
Granted	426,155	$51.74
Vested	(50,750)	$28.93
Forfeited	(36,280)	$52.66
Unvested at December 31, 2020	438,625	$49.28
The fair value of time-based restricted stock units that vested during the years ended December 31, 2020 and 2019 were $2.3 million and $0.5 million, respectively. No restricted stock units vested during the year ended December 31, 2018.
Stock-Based Compensation Expense
Stock-based compensation expense was classified in the statements of operations and comprehensive loss as follows:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Research and development	$17,443	$7,934	$4,021
Selling, general, and administrative	19,694	12,476	5,667
Total stock-based compensation	$37,137	$20,410	$9,688
The following table summarizes share-based compensation expense associated with each of our share-based compensation arrangements:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Stock options	$29,925	$19,328	$9,578
Time-based restricted stock units	4,424	1,082	110
Performance-based restricted stock units	1,907	—	—
Employee stock purchase plan	881	—	—
Total stock-based compensation expense	$37,137	$20,410	$9,688
As of December 31, 2020, total unrecognized compensation cost related to the unvested share-based awards was $85.0 million, which is expected to be recognized over a weighted average of 2.5 years.
During the year ended December 31, 2019, the Company recorded $2.4 million of stock-based compensation expense related to the modification of stock options pursuant to the transition agreement with its former President and Chief Executive Officer, which was classified within selling, general, and administrative expenses in the statements of operations and comprehensive loss.
11. 401(k) Savings Plan
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
Total employer matching contributions related to the 2018 401(k) Plan were $2.3 million, $0.9 million, and $0.4 million for the years ended December 31, 2020, 2019, and 2018, respectively.

12. Net Loss per Share
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
For periods in which the Company has reported net losses, diluted net loss per common share is the same as basic net loss per common share, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss for during each of the periods presented.
Basic and diluted net loss per share was calculated as follows:

	Year Ended December 31,
(in thousands, except share and per share amounts)	2020	2019	2018
Numerator:
Net loss	$(266,489)	$(192,256)	$(99,854)
Denominator:
Weighted average common shares outstanding—basic and diluted	55,780,982	42,869,058	35,390,480
Net loss per share—basic and diluted	$(4.78)	$(4.48)	$(2.82)
Common Stock Equivalents
The following potential dilutive securities, presented based on amounts outstanding at the end of each reporting period, have been excluded from the calculation of diluted net loss per share because including them would have had an anti-dilutive impact:

	As of December 31,
	2020	2019	2018
Options to purchase common stock	5,712,339	6,750,939	5,787,151
Unvested restricted stock units	438,625	156,900	25,000
Unvested employee stock purchase plan shares	30,826	—	—
Total	6,181,790	6,907,839	5,812,151

13. Income Taxes
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
Prior to the Conversion on October 2, 2017, the Company had been treated as a partnership for tax purposes and had not been subject to U.S. federal or state income taxation. As a result, the Company had not recorded any U.S. federal or state income tax benefits for the net losses incurred prior to October 2, 2017 or for earned research and orphan drug credits as the operating losses incurred by the Company had been passed through to its members. Upon consummation of the Conversion on October 2, 2017, the Company became subject to Corporate U.S. federal and state income taxes.
During the years ended December 31, 2020, 2019, and 2018, the Company reported net losses, and as a result, recorded no income tax benefits for the net operating losses (NOLs), due to its uncertainty of realizing a benefit from those items.

A reconciliation of the U.S. federal statutory income tax rate to the Company's effective income tax rate is as follows:

	Year Ended December 31,
	2020	2019	2018
Federal statutory income tax rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	2.4	7.0	6.1
Research and orphan drug credit	2.1	5.4	9.6
Stock-based compensation	5.4	4.7	0.7
Permanent adjustments and other	0.5	(0.9)	—
Increase in deferred tax asset valuation allowance	(31.4)	(37.2)	(37.4)
Effective income tax rate	—%	—%	—%
During 2020, the Company completed a detailed study of its research and development and orphan drug credits. As a result, the Company adjusted its deferred tax asset balances and the impacts are included in the research and orphan drug credit line in the effective rate reconciliation above. The impacts of the decreases in the deferred tax asset balances have been completely offset by a decrease in the Company's valuation allowance which is included in the increase in deferred tax asset valuation allowance line in the reconciliation above.
Net deferred tax assets consisted of the following:

	December 31,
(in thousands)	2020	2019
Deferred tax assets (liabilities):
Net operating loss carryforwards	$159,192	$85,632
Research and orphan drug credit carryforwards	31,142	25,267
Stock-based compensation	8,928	5,535
Accrued expenses	3,779	2,951
Operating lease liabilities	9,321	5,841
Property and equipment	(387)	—
Operating lease assets	(8,811)	(5,515)
Other	16	(64)
Total gross deferred tax assets	203,180	119,647
Valuation allowance	(203,180)	(119,647)
Net deferred tax assets	$—	$—
On December 22, 2017, the Tax Cuts and Jobs Act (TCJA) was signed into U.S. law. The TCJA includes a number of changes to existing tax law, including, among other things, a permanent reduction in the federal corporate income tax rate from a top marginal rate of 35% to a flat rate of 21%, effective as of January 1, 2018, as well as limitation of the deduction for net operating losses to 80% of annual taxable income and elimination of NOL carrybacks, in each case, for losses arising in taxable years beginning after December 31, 2017 (though any such net operating losses may be carried forward indefinitely).
Further, on March 27, 2020, the previous U.S. President signed into law the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act) in response to the U.S. COVID-19 pandemic, which, among other things, suspends the 80% limitation on the deduction for NOLs in taxable years beginning before January 1, 2021, permits a 5-year carryback of NOLs arising in taxable years beginning after December 31, 2017 and before January 1, 2021, and generally caps the limitation on the deduction for net interest expense at 50% of adjusted taxable income for taxable years beginning in 2019 and 2020. In addition, the CARES Act raises the corporate charitable deduction limit to 25% of taxable income and makes qualified improvement property generally eligible for 15-year cost-recovery and 100% bonus depreciation. The enactment of the CARES Act did not result in any material adjustments to the Company's income tax provision for the year ended December 31, 2020, or to its net deferred tax assets and related allowances as of December 31, 2020.
The change in the valuation allowance was as follows:

	Year Ended December 31,
(in thousands)	2020	2019
Valuation allowance as of beginning of year	$(119,647)	$(48,191)
Net increases recorded to income tax provision	(83,533)	(71,456)
Valuation allowance as of end of year	$(203,180)	$(119,647)

As of December 31, 2020, the Company had NOL carryforwards for federal income tax purposes of $643.6 million, of which $16.6 million begin to expire in 2037 and $627.0 million may be carried forward indefinitely. As of December 31, 2020, the Company had NOL carryforwards for state income tax purposes of $479.2 million, which begin to expire in 2037. As of December 31, 2020, the Company also had available research and orphan drug credit carryforwards for federal and state income tax purposes of $28.8 million and $3.0 million, respectively, which begin to expire in 2037 and 2032, respectively. Utilization of the NOL carryforwards and research and orphan drug credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986, as amended (the Code), and similar state law due to ownership changes that could occur in the future.
These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income. If the Company experiences a change of control, as defined by Section 382 of the Code and similar state law, at any time since the IPO, utilization of the NOL carryforwards or research and orphan drug credit carryforwards may be subject to an annual limitation under Section 382 of the Code, which is determined by first multiplying the value of the Company's stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the NOL carryforwards or research and orphan drug credit carryforwards before utilization.
The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company's history of cumulative net losses incurred since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets as of December 31, 2020. Management reevaluates the positive and negative evidence at each reporting period.
The Company has not recorded any amounts for unrecognized tax benefits as of December 31, 2020. The Company will recognize interest and penalties related to uncertain tax positions in income tax expense when, if ever, it is in a taxable income position. As of December 31, 2020 and 2019, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company's statement of operations and comprehensive loss.
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
14. Commitments and Contingencies
Purchase Commitments Associated with Commercial Supply Agreements
The Company has entered into commercial supply agreements related to the supply of QINLOCK that require the Company to make binding forecasts for a certain amount of purchases. The related cancellation clauses would as a general matter require the Company to pay the full amount of these binding forecasts. As of December 31, 2020, the Company's contractual commitments for its commercial supply agreements were $8.8 million, of which $7.0 million is expected to be paid within one year and $1.8 million is expected to be paid between one and three years. During the year ended December 31, 2020, the Company made $3.7 million of payments for purchases associated with its commercial supply agreements.
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
Indemnification Agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and senior management that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2020 or 2019.
15. Selected Quarterly Financial Data (Unaudited)
The following information has been derived from unaudited consolidated financial statements that, in the opinion of management, include all recurring adjustments necessary for a fair statement of such information:

	Three Months Ended
(in thousands except per share data)	Dec 31, 2020	Sep 30, 2020	Jun 30, 2020	Mar 31, 2020	Dec 31, 2019	Sep 30, 2019	Jun 30, 2019	Mar 31, 2019
Statements of Operations Data:
Revenues	$19,486	$15,449	$7,090	$62	$—	$—	$25,000	$—
Gross profit (1)	19,359	15,359	7,082	62	—	—	25,000	—
Loss from operations	(62,999)	(63,997)	(68,932)	(75,262)	(70,373)	(58,353)	(22,975)	(49,025)
Net loss	(62,740)	(63,701)	(67,241)	(72,807)	(67,216)	(56,196)	(21,460)	(47,384)
Net loss per share—basic and diluted	$(1.10)	$(1.13)	$(1.20)	$(1.36)	$(1.31)	$(1.28)	$(0.56)	$(1.25)
(1) Gross profit is calculated as total revenues less cost of sales.
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Internal Control Over Financial Reporting
Management's Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is a process designed under the supervision of our principal executive officer and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with GAAP. Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in "Internal Control-Integrated Framework (2013)" issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2020, our internal control over financial reporting was effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their audit report, which is included herein.
Changes in Internal Control Over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
None.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item 10 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this Item 11 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item 12 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item 13 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item 14 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)
(1)Financial Statements
The following financial statements are filed as part of this report:
•Report of the Independent Registered Public Accounting Firm
•Consolidated Balance Sheets
•Consolidated Statements of Operations and Comprehensive Loss
•Consolidated Statements of Stockholders' Equity
•Consolidated Statements of Cash Flows
•Notes to Consolidated Financial Statements
(2)Financial Statement Schedules
Financial statement schedules have been omitted because they are either not required or not applicable or the information is included in the consolidated financial statements or the notes thereto.
(3)Exhibits
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

4.4*	Description of Securities (Incorporated by reference to Exhibit 4.4 to the Registrant's Annual Report on Form 10-K filed on March 9, 2020)

10.1#*
2015 Equity Incentive Plan, as amended, and form of award agreements thereunder (Incorporated by reference to Exhibit 10.1 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 filed on September 18, 2017).

10.2#*	2017 Stock Option and Incentive Plan (Incorporated by reference to Exhibit 10.2 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 filed on September 22, 2017).

10.3#	Form of Incentive Stock Option Agreement under 2017 Stock Option and Incentive Plan.

Exhibit Number	Description
10.4#	Form of Non-Qualified Stock Option Agreement for Company Employees under 2017 Stock Option and Incentive Plan.

10.5#	Form of Restricted Stock Unit Award Agreement for Company Employees under 2017 Stock Option and Incentive Plan.

10.6#	Form of Non-Qualified Stock Option Agreement for Non-U.S. Optionees under 2017 Stock Option and Incentive Plan.

10.7#	Form of Restricted Stock Unit Award Agreement for Non-U.S. Grantees under 2017 Stock Option and Incentive Plan.

10.8#	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under 2017 Stock Option and Incentive Plan.

10.9#*	2017 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.3 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 filed on September 22, 2017).

10.10#*
Form of Indemnification Agreement between Deciphera Pharmaceuticals, Inc. and each of its directors (Incorporated by reference to Exhibit 10.4 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 filed on September 22, 2017).

10.11#*
Form of Indemnification Agreement between Deciphera Pharmaceuticals, Inc. and each of its executive officers (Incorporated by reference to Exhibit 10.5 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 filed on September 22, 2017).

10.12#*
Employment Agreement, between Deciphera Pharmaceuticals, LLC and Michael D. Taylor, Ph.D. (Incorporated by reference to Exhibit 10.6 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 filed on September 25, 2017).

10.13#*
Transition Agreement, dated as of March 4, 2019, by and between Deciphera Pharmaceuticals, Inc., Deciphera Pharmaceuticals, LLC and Michael D. Taylor (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 4, 2019).

10.14#*
Employment Agreement, dated as of March 4, 2019, by and between Deciphera Pharmaceuticals, LLC and Steven Hoerter (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 4, 2019).

10.15#*
Employee Confidentiality, Assignment and Noncompetition Agreement, dated as of March 4, 2019, by and between Deciphera Pharmaceuticals, LLC and Steven Hoerter (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on March 4, 2019).

10.16#*	Employment Agreement, between Deciphera Pharmaceuticals, LLC and Thomas P. Kelly (Incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 10-K filed on March 14, 2019)

10.16(a)#	Amendment No. 1 to Employment Agreement, between Deciphera Pharmaceuticals, LLC and Thomas P. Kelly

10.17#	Employment Agreement, between Deciphera Pharmaceuticals, LLC and Daniel L. Flynn

10.17(a)#	Amendment No. 1 to Employment Agreement, between Deciphera Pharmaceuticals, LLC and Daniel L. Flynn

10.18#*	Employment Agreement, between Deciphera Pharmaceuticals, LLC and Matthew L. Sherman (Incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 10-K filed on March 9, 2020)

10.19#*	Employment Agreement, between Deciphera Pharmaceuticals, LLC and Daniel C. Martin (Incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 10-K filed on March 14, 2019)

10.20#	Employment Agreement, between Deciphera Pharmaceuticals, LLC and Stephen Ruddy

10.21#*
Deciphera Pharmaceuticals, Inc. Amended and Restated Non-Employee Director Compensation Policy (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 5, 2020)

10.22#*
Deciphera Pharmaceuticals, Inc. Senior Executive Cash Incentive Bonus Plan (Incorporated by reference to Exhibit 10.11 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 filed on September 22, 2017).

Exhibit Number	Description
10.23*
Lease Agreement, dated May 29, 2018, by and between Deciphera Pharmaceuticals, Inc. and 200  Smith NWALP Property Owner LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 31, 2018).

10.23(a)*
Amendment No. 1 dated October 26, 2018 to the Lease Agreement, dated May 29, 2018, by and between Deciphera Pharmaceuticals, Inc. and 200 Smith NWALP Property Owner LLC (Incorporated by reference to Exhibit 10.11(a) to the Registrant's Annual Report on Form 10-K filed on March 19, 2019).

10.23(b)*
Amendment No. 2 dated December 17, 2018 to the Lease Agreement, dated May 29, 2018, by and between Deciphera Pharmaceuticals, Inc. and 200 Smith NWALP Property Owner LLC (Incorporated by reference to Exhibit 10.11(a) to the Registrant's Annual Report on Form 10-K filed on March 19, 2019).

10.23(c)*
Third Amendment to Lease, dated April 29, 2019, by and between Deciphera Pharmaceuticals, Inc. and 200 Smith NWALP Property Owner LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 3, 2019).

10.24*
License Agreement, made as of June 10, 2019, by and between Deciphera Pharmaceuticals, LLC and Zai Lab (Shanghai) Co., Ltd. (2) (Incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed on August 2, 2019)

10.25*
Letter Agreement, made as of January 17, 2020, by and between Deciphera Pharmaceuticals, LLC and Zai Lab (Shanghai) Co., Ltd. (2) (Incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed on May 5, 2020)

10.26*
Commercial Manufacturing Services and Supply Agreement, made as of April 3, 2019, by and between Deciphera Pharmaceuticals, LLC and Lonza (2) (Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on August 4, 2020)

10.27*
Supply Agreement, made as of February 28, 2020, by and between Deciphera Pharmaceuticals, LLC and Cambrex (2) (Incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed on August 4, 2020)

10.28*
Open Market Sale AgreementSM, dated August 4, 2020, by and between Deciphera Pharmaceuticals, Inc. and Jefferies LLC. (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on August 4, 2020)

21.1	List of Subsidiaries of Registrant.

23.1	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm.

24.1	Power of Attorney (included on signature page to this Annual Report on Form 10-K).

31.1	Certification of Chief Executive Officer of the Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of the Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer of the Registrant Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Financial Officer of the Registrant Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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
(2)Portions of this exhibit (indicated by asterisk) have been omitted in accordance with the rules of the Securities and Exchange Commission.
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

Date: February 9, 2021	DECIPHERA PHARMACEUTICALS, INC.

	By:	/s/ Steven L. Hoerter
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

Signature	Title	Date
/s/ Steven L. Hoerter	President, Chief Executive Officer and Director (Principal Executive Officer)	February 9, 2021
Steven L. Hoerter

/s/ Thomas P. Kelly	Chief Financial Officer (Principal Financial and Accounting Officer)	February 9, 2021
Thomas P. Kelly

/s/ Patricia L. Allen	Director	February 9, 2021
Patricia L. Allen

/s/ Edward J. Benz, Jr., M.D.	Director	February 9, 2021
Edward J. Benz, Jr., M.D.

/s/ James A. Bristol, Ph.D.	Director	February 9, 2021
James A. Bristol, Ph.D.

/s/ Frank S. Friedman	Director	February 9, 2021
Frank S. Friedman

/s/ Susan L. Kelley, M.D.	Director	February 9, 2021
Susan L. Kelley, M.D.

/s/ John R. Martin	Director	February 9, 2021
John R. Martin

/s/ Ron Squarer	Director	February 9, 2021
Ron Squarer

/s/ Michael D. Taylor, Ph.D.	Director	February 9, 2021
Michael D. Taylor, Ph.D.

/s/ Dennis L. Walsh	Director	February 9, 2021
Dennis L. Walsh