Form 10-Q
period 2021-03-31
Deciphera Pharmaceuticals, Inc.
filed 2021-05-04
CIK 1654151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 30, 2021, there were 57,964,496 shares of Common Stock, $0.01 par value per share, outstanding.

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
The summary risk factors described above should be read together with the text of the full risk factors below in the section entitled "Risk Factors" and the other information set forth in this Quarterly Report on Form 10-Q (Form 10-Q), including our consolidated financial statements and the related notes, as well as in other documents that we file with the U.S. Securities and Exchange Commission (SEC). The risks summarized above or described in full below are not the only risks that we face. Additional risks and uncertainties not precisely known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, results of operations, and future growth prospects.

FORWARD-LOOKING STATEMENTS
This Form 10-Q contains forward-looking statements, which reflect our current views with respect to, among other things, our operations and financial performance. All statements other than statements of historical facts contained in this Form 10-Q, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plan, objectives of management and expected market growth are forward-looking statements. You can identify these forward-looking statements by the use of words such as "outlook," "believes," "expects," "potential," "continues," "may," "will," "should," "seeks," "approximately," "predicts," "intends," "plans," "estimates," "anticipates," or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under "Risk Factors" and include, among other things:
•our ability to successfully launch and commercialize QINLOCK for the treatment of adult patients with advanced gastrointestinal stromal tumor (GIST) who have received prior treatment with three or more kinase inhibitors, including imatinib, in the U.S., and any other jurisdictions where we may receive marketing approval in the future;
•our plans to research, develop, and commercialize our drug candidates, including the timing of our ongoing Phase 3 study of QINLOCK for the treatment of patients with second-line GIST, and the timing of investigational new drug (IND) applications, and clearance thereof, for any other product candidates;
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
•our expectations regarding the size and growth potential of the markets for QINLOCK or any of our current or future drug candidates for which we may receive marketing approval and our ability to serve those markets;
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
•the performance and experience of our licensee, Zai Lab (Shanghai) Co., Ltd. (Zai), to successfully develop and commercialize QINLOCK in the People's Republic of China (the PRC) and Hong Kong and, if approved, in Macau and Taiwan, these territories collectively referred to as Greater China, under the terms and conditions of our license agreement, and the performance of our distributors in other territories;
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
•the impact of global economic and political developments on our business, including economic slowdowns or recessions that may result from the continuing COVID-19 pandemic, which could harm our commercialization efforts for QINLOCK as well as the value of our common stock and our ability to access capital markets;
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
These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included elsewhere in this Form 10-Q and our prior filings with the SEC. You should read this Form 10-Q and the documents that we have filed as exhibits to this Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. The forward-looking statements contained in this Form 10-Q are made as of the date of this Form 10-Q, and we undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.
NOTE REGARDING TRADEMARKS
The QINLOCK® word mark and logo are registered trademarks, and Deciphera and the Deciphera logo are trademarks, of Deciphera Pharmaceuticals, LLC.
We have, in certain cases, omitted the ®, ©, and ™ designations for these and other trademarks used in this Form 10-Q. Nevertheless, all rights to such trademarks are reserved. These and other trademarks referenced in this Form 10-Q are the property of their respective owners.

PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements.
Deciphera Pharmaceuticals, Inc.
Consolidated Balance Sheets
(Unaudited, in thousands, except share and per share amounts)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$201,648	$135,897
Short-term marketable securities	300,527	416,033
Accounts receivable, net	21,821	13,896
Inventory	7,090	5,716
Prepaid expenses and other current assets	15,546	12,489
Total current assets	546,632	584,031
Long-term marketable securities	—	9,375
Long-term investments—restricted	3,102	3,102
Property and equipment, net	9,633	9,583
Operating lease assets	35,879	36,341
Total assets	$595,246	$642,432
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$11,905	$12,308
Accrued expenses and other current liabilities	49,344	55,227
Operating lease liabilities	2,540	2,457
Total current liabilities	63,789	69,992
Operating lease liabilities, net of current portion	28,444	28,764
Total liabilities	92,233	98,756
Commitments and contingencies (Note 7)
Stockholders' equity:
Common stock, $0.01 par value per share; 125,000,000 shares authorized; 57,901,020 shares and 57,596,144 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	579	576
Additional paid-in capital	1,318,157	1,297,557
Accumulated other comprehensive income (loss)	43	11
Accumulated deficit	(815,766)	(754,468)
Total stockholders' equity	503,013	543,676
Total liabilities and stockholders' equity	$595,246	$642,432
The accompanying notes are an integral part of these consolidated financial statements.

Deciphera Pharmaceuticals, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2021	2020
Revenues:
Product revenues, net	$19,962	$—
Collaboration revenues	5,194	62
Total revenues	25,156	62
Cost and operating expenses:
Cost of sales	222	—
Research and development	55,681	51,388
Selling, general, and administrative	30,747	23,936
Total cost and operating expenses	86,650	75,324
Loss from operations	(61,494)	(75,262)
Other income (expense):
Interest and other income, net	196	2,455
Total other income (expense), net	196	2,455
Net loss	$(61,298)	$(72,807)

Net loss per share—basic and diluted	$(1.06)	$(1.36)
Weighted average common shares outstanding—basic and diluted	57,747,168	53,567,434

Comprehensive loss:
Net loss	$(61,298)	$(72,807)
Other comprehensive income (loss):
Unrealized gains (losses) on marketable securities	30	652
Currency translation adjustment	2	—
Total other comprehensive income (loss)	32	652
Total comprehensive loss	$(61,266)	$(72,155)
The accompanying notes are an integral part of these consolidated financial statements.

Deciphera Pharmaceuticals, Inc.
Consolidated Statements of Stockholders' Equity
(Unaudited, in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2020	57,596,144	$576	$1,297,557	$11	$(754,468)	$543,676
Issuance of common stock sold, net of underwriting discounts, commissions and offering costs	172,094	2	8,546	—	—	8,548
Issuance of common stock under stock option and incentive plan	132,782	1	935	—	—	936
Stock-based compensation expense	—	—	11,119	—	—	11,119
Other comprehensive income (loss)	—	—	—	32	—	32
Net loss	—	—	—	—	(61,298)	(61,298)
Balance, March 31, 2021	57,901,020	$579	$1,318,157	$43	$(815,766)	$503,013

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2019	51,617,639	$516	$1,033,819	$111	$(487,979)	$546,467
Issuance of common stock sold in public offering, net of underwriting discounts, commissions and offering costs	3,659,090	37	188,348	—	—	188,385
Issuance of common stock under stock option and incentive plan	404,298	4	2,565	—	—	2,569
Stock-based compensation expense	—	—	6,994	—	—	6,994
Other comprehensive income (loss)	—	—	—	652	—	652
Net loss	—	—	—	—	(72,807)	(72,807)
Balance, March 31, 2020	55,681,027	$557	$1,231,726	$763	$(560,786)	$672,260
The accompanying notes are an integral part of these consolidated financial statements.

Deciphera Pharmaceuticals, Inc.
Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(61,298)	$(72,807)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Stock-based compensation expense	11,119	6,994
Depreciation expense	732	460
Noncash lease expense	833	528
Net amortization (accretion) of premium (discounts) on marketable securities	365	(1,532)
Changes in operating assets and liabilities:
Accounts receivable	(7,925)	—
Inventory	1,973	—
Prepaid expenses and other current assets	(3,057)	1,853
Accounts payable	(433)	(8,511)
Accrued expenses and other current liabilities	(9,384)	(6,800)
Operating lease liabilities	(607)	(555)
Net cash flows used in operating activities	(67,682)	(80,370)
Cash flows from investing activities:
Purchases of marketable securities	(31,825)	(203,527)
Maturities of marketable securities	156,370	203,120
Purchases of property and equipment	(637)	(669)
Increase in restricted investments	—	(614)
Net cash flows provided by (used in) investing activities	123,908	(1,690)
Cash flows from financing activities:
Proceeds from offerings of common stock, net of underwriting discounts and commissions	8,588	189,175
Payments of public offering costs	—	(352)
Proceeds from exercise of stock options	936	2,569
Net cash flows provided by financing activities	9,524	191,392
Net increase (decrease) in cash and cash equivalents	65,750	109,332
Effect of exchange rate changes on cash and cash equivalents	1	—
Cash and cash equivalents at beginning of period	135,897	120,320
Cash and cash equivalents at end of period	$201,648	$229,652
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
On May 15, 2020, QINLOCK was approved by the United States (U.S.) Food and Drug Administration (FDA) for the treatment of adult patients with advanced gastrointestinal stromal tumor (GIST) who have received prior treatment with three or more kinase inhibitors, including imatinib. Following FDA approval of QINLOCK, in May 2020, the Company launched QINLOCK commercially in the U.S. In June 2020, QINLOCK was authorized for sale in Canada by Health Canada for the treatment of adult patients with advanced GIST who have received prior treatment with imatinib, sunitinib, and regorafenib. In July 2020, the Australian Therapeutic Goods Administration approved QINLOCK for the treatment of adult patients with advanced GIST who have received prior treatment with three or more kinase inhibitors, including imatinib. In March 2021, the China National Medical Products Administration (NMPA) approved QINLOCK for the treatment of adult patients with advanced GIST who have received prior treatment with three or more kinase inhibitors, including imatinib. In March 2021, the Hong Kong Department of Health approved QINLOCK in Hong Kong for the treatment of adult patients with advanced GIST who have received prior treatment with imatinib, sunitinib, and regorafenib.
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
The full extent to which the COVID-19 pandemic, or the future outbreak of any other highly infectious or contagious diseases, may impact the Company's business, including its preclinical studies, clinical trial operations, or commercialization efforts will depend on continuously changing circumstances, which are highly uncertain and cannot be predicted at this time, such as the duration of such pandemic including future waves of infection, new strains of the virus that causes COVID-19, or the impact of the increasing availability of effective vaccines, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. The Company is continuing to monitor the long-term impact of COVID-19, if any, on its financial condition and results of operations. The ongoing fluidity of this situation precludes any prediction as to the full impact of the COVID-19 pandemic but it could have a material adverse effect on the Company's business, financial condition, and results of operations. The COVID-19 pandemic may also have the effect of heightening the risks to which the Company is subject, including various aspects of the Company's preclinical studies and ongoing clinical trials, the reliance on third parties in the Company's supply chain for materials and manufacturing of the

Deciphera Pharmaceuticals, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

Company's drug and drug candidates, disruptions in health regulatory agencies' operations globally, the volatility of the Company's common stock, and its ability to access capital markets, and the Company's ability to successfully launch, commercialize, and generate revenue from sales of QINLOCK.
In February 2020, the Company issued and sold 3,659,090 shares of its common stock in a follow-on public offering at a public offering price of $55.00 per share, resulting in net proceeds of $188.4 million after deducting underwriting discounts and commissions and other offering expenses.
In August 2020, the Company entered into an Open Market Sale Agreement℠ (the Sales Agreement) with Jefferies LLC (Jefferies), pursuant to which the Company may issue and sell shares of its common stock having aggregate offering proceeds of up to $200.0 million (the Shares) from time to time through Jefferies as its sales agent. Upon delivery of a placement notice and subject to the terms and conditions of the Sales Agreement, Jefferies may sell the Shares by any method permitted by law deemed to be an "at the market offering" as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. The Company may sell the Shares in amounts and at times to be determined by the Company from time to time subject to the terms and conditions of the Sales Agreement, but it has no obligation to sell any Shares under the Sales Agreement. The Company or Jefferies may suspend or terminate the offering of Shares upon notice to the other party and subject to other conditions. During the three months ended March 31, 2021, the Company issued 172,094 shares resulting in net proceeds of $8.5 million after deducting underwriting discounts and commissions and other offering expenses under the Sales Agreement. As of March 31, 2021, there was up to $172.5 million available for future issuance under the Sales Agreement.
Basis of Presentation
The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets, and the satisfaction of liabilities and commitments in the ordinary course of business. Since inception, the Company has incurred recurring losses including net losses of $61.3 million and $266.5 million for the three months ended March 31, 2021 and the year ended December 31, 2020, respectively. As of March 31, 2021, the Company had an accumulated deficit of $815.8 million. The Company expects to continue to generate operating losses for the foreseeable future. The Company expects that its cash, cash equivalents, and marketable securities of $502.2 million as of March 31, 2021 will be sufficient to fund its operating expenses and capital expenditure requirements through at least 12 months from the issuance date of these consolidated financial statements. The future viability of the Company is dependent on its ability to raise additional capital to fund its operations.
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
The consolidated balance sheet as of December 31, 2020 was derived from audited financial statements, but does not include all disclosures required by GAAP. The accompanying unaudited consolidated financial statements as of March 31, 2021 and for the three months ended March 31, 2021 and 2020 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto for the year ended December 31, 2020 included in the Company's Annual Report on Form 10-K (Form 10-K) on file with the SEC.

Deciphera Pharmaceuticals, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company's consolidated financial position as of March 31, 2021 and consolidated results of operations and comprehensive loss for the three months ended March 31, 2021 and 2020 and consolidated cash flows for the three months ended March 31, 2021 and 2020 have been made. The consolidated results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2021.
The significant accounting policies used in preparation of these consolidated financial statements for the three months ended March 31, 2021 are consistent with those discussed in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements in the Company's Form 10-K for the year ended December 31, 2020.
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
For periods in which the Company has reported net losses, diluted net loss per common share is the same as basic net loss per common share, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss for the three months ended March 31, 2021 and 2020.
The following potential dilutive securities, presented based on amounts outstanding at the end of each reporting period, have been excluded from the calculation of diluted net loss per share because including them would have had an anti-dilutive impact:

	As of March 31,
	2021	2020
Options to purchase common stock	6,729,634	7,339,747
Unvested restricted common stock units	796,295	340,690
Unvested employee stock purchase plan shares	30,826	—
Total	7,556,755	7,680,437
Comprehensive Loss and Accumulated Other Comprehensive Income (Loss)
Comprehensive loss includes net loss as well as other changes in stockholders' equity (deficit) that result from transactions and economic events other than those with shareholders. For the three months ended March 31, 2021, the Company's other comprehensive income (loss) consisted of unrealized gains (losses) on marketable securities and foreign currency translation adjustments. For the three months ended March 31, 2020, the Company's other comprehensive income (loss) consisted of unrealized gains (losses) on marketable securities.
As of March 31, 2021, accumulated other comprehensive income (loss) primarily consisted of unrealized gains (losses) on marketable securities. As of December 31, 2021, accumulated other comprehensive income (loss) consisted of unrealized gains (losses) on marketable securities.

Deciphera Pharmaceuticals, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

2. Revenues
Net Product Revenues
To date, the Company's only source of product revenues has been from the sales of QINLOCK, which began in May 2020, following the approval of QINLOCK by the FDA on May 15, 2020 for the treatment of adult patients with advanced GIST who have received prior treatment with three or more kinase inhibitors, including imatinib.
Net product revenues by geography consisted of the following:

	Three Months Ended March 31,
(in thousands)	2021	2020
U.S.	$19,287	$—
Rest of world	675	—
Total product revenues	$19,962	$—
The Company primarily sells QINLOCK through specialty distributors and specialty pharmacies. The Company recognized revenues from three customers accounting for 54%, 18%, and 13% of gross product revenues for the three months ended March 31, 2021.
Activity in each of the product revenue allowance and reserve categories is summarized as follows:

(in thousands)	Trade discounts and allowances	Chargebacks and administrative fees	Government rebates and other incentives	Returns	Total
Balance as of December 31, 2020	$152	$264	$2,433	$532	$3,381
Provision related to sales in the current year	569	722	2,411	465	4,167
Adjustments related to prior period sales	82	57	(74)	14	79
Credits and payments made during the period for current year sales	(383)	(644)	(93)	(101)	(1,221)
Credits and payments made during the period for prior period sales	(204)	(97)	(462)	(95)	(858)
Balance as of March 31, 2021	$216	$302	$4,215	$815	$5,548
The total reserves described above are summarized as components of the Company's consolidated balance sheets as follows:

(in thousands)	As of March 31, 2021	As of December 31, 2020
Reduction of accounts receivable, net	$477	$363
Component of accrued expenses and other current liabilities	5,071	3,018
Total revenue-related reserves	$5,548	$3,381
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
Pursuant to the terms of the Zai License Agreement, the Company received an upfront cash payment of $20.0 million and became eligible to receive up to $185.0 million in potential development and commercial milestone payments, consisting of up to $50.0 million of development milestones and up to $135.0 million of commercial milestones. In addition, during the term of the

Deciphera Pharmaceuticals, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

Zai License Agreement, Zai will be obligated to pay the Company tiered percentage royalties ranging from low to high teens on potential annual net sales of the Licensed Products in the Territory, subject to adjustments in specified circumstances. Additionally, certain costs incurred by the Company associated with the Zai License Agreement are reimbursed by Zai.
Please read Note 3, Revenues, to the consolidated financial statements in the Company's Form 10-K for the year ended December 31, 2020 for further details on the Zai License Agreement.
In February 2020, the Company entered into a Supply Agreement (the Zai Supply Agreement) with Zai, as required by terms in the Zai License Agreement, pursuant to which the Company will supply the Licensed Products to Zai for use in the Territory for clinical trials as well as commercial inventory, if QINLOCK obtained regulatory approval in the Territory. In March 2021, QINLOCK was approved in the People's Republic of China and in Hong Kong. Subject to the Zai Supply Agreement, costs incurred by the Company for clinical and commercial supply are reimbursed by Zai.
The following table summarizes the revenues recognized under the Zai License and Zai Supply Agreements:

	Three Months Ended March 31,
(in thousands)	2021	2020
Zai License Agreement
Milestone revenues	$5,000	$—
Reimbursed costs	36	—
Zai Supply Agreement
Clinical supply	158	62
Total collaboration revenues	$5,194	$62
During the three months ended March 31, 2021, milestone revenues recognized under the Zai License Agreement, and included in accounts receivable, net as of March 31, 2021, consisted of the achievement of a $5.0 million development milestone in the first quarter of 2021 associated with the approval of QINLOCK for the treatment of adult patients with advanced GIST who have received prior treatment with three or more kinase inhibitors, including imatinib, by the China NMPA in March 2021.
3. Marketable Securities and Fair Value Measurements
The following tables present marketable securities by contractual maturity and security type:

As of March 31, 2021 (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Due within one year:
U.S. government securities	$175,564	$43	$—	$175,607
Commercial paper	72,062	17	(2)	72,077
Corporate debt securities	35,516	1	(24)	35,493
Certificates of deposit	17,343	7	—	17,350
Total	$300,485	$68	$(26)	$300,527

Deciphera Pharmaceuticals, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

As of December 31, 2020 (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Due within one year:
U.S. government securities	$298,335	$49	$(1)	$298,383
Commercial paper	62,037	9	(15)	62,031
Corporate debt securities	38,309	—	(34)	38,275
Certificates of deposit	17,344	1	(1)	17,344
Due after one year through five years:
U.S. government securities	9,370	5	—	9,375
Total	$425,395	$64	$(51)	$425,408
The following tables present information about the Company's financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

As of March 31, 2021 (in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$—	$148,481	$—	$148,481
Commercial paper	—	8,000	—	8,000
U.S. government securities	—	5,000	—	5,000
Marketable securities:
U.S. government securities	—	175,607	—	175,607
Commercial paper	—	72,077	—	72,077
Corporate debt securities	—	35,493	—	35,493
Certificates of deposit	—	17,350	—	17,350
Total	$—	$462,008	$—	$462,008

As of December 31, 2020 (in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$—	$46,676	$—	$46,676
U.S. government securities	—	30,000	—	30,000
Marketable securities:
U.S. government securities	—	307,758	—	307,758
Commercial paper	—	62,031	—	62,031
Corporate debt securities	—	38,275	—	38,275
Certificates of deposit	—	17,344	—	17,344
Total	$—	$502,084	$—	$502,084
The table above excludes certificates of deposit totaling $3.1 million as of both March 31, 2021 and December 31, 2020 that the Company held to secure a letter of credit associated with its leases and to secure a credit card account. The certificates of deposit are Level 2 instruments and are measured at carrying value in the consolidated balance sheets in long-term investments—restricted and approximate fair value. For additional information on the letter of credit associated with the Company's leases, please read Note 7, Leases, to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.
The fair value of Level 2 instruments classified as cash equivalents and marketable securities were determined through third-party pricing services. The pricing services use many observable market inputs to determine value, including reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates, and other industry and economic events.

Deciphera Pharmaceuticals, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

4. Inventory
The Company commenced the capitalization of inventory related to QINLOCK in May 2020 upon receiving FDA approval of QINLOCK.
Capitalized inventory consisted of the following:

(in thousands)	As of March 31, 2021	As of December 31, 2020
Raw materials	$1,352	$1,352
Work in process	5,065	4,142
Finished goods	673	222
Total inventory	$7,090	$5,716
Inventory written down as a result of excess, obsolescence, unmarketability, or other reasons is charged to cost of sales, and totaled less than $0.1 million during the three months ended March 31, 2021.
5. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

(in thousands)	As of March 31, 2021	As of December 31, 2020
Accrued research and development	$32,854	$31,259
Payroll and related expenses	6,488	17,255
Professional fees	4,520	3,306
Revenue-related reserves	5,071	3,018
Other	411	389
Total accrued expenses and other current liabilities	$49,344	$55,227

6. Stock-Based Awards
The Company grants stock-based awards under its 2017 Stock Option and Incentive Plan (the 2017 Plan) and is authorized to issue common stock under its 2017 Employee Stock Purchase Plan (ESPP). The Company also has outstanding stock options under its 2015 Equity Incentive Plan but is no longer granting awards under this plan. As of March 31, 2021, 2,624,119 shares of common stock were available for issuance under the 2017 Plan. As of March 31, 2021, 1,772,135 shares of common stock were available for issuance to participating employees under the ESPP. Employees began participating in the ESPP program during the second quarter of 2020.
Stock-based compensation expense was classified in the consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended March 31,
(in thousands)	2021	2020
Research and development expenses	$4,959	$3,271
Selling, general, and administrative expenses	6,160	3,723
Total stock-based compensation	$11,119	$6,994
As of March 31, 2021, total unrecognized compensation cost related to the unvested share-based awards was $129.3 million, which is expected to be recognized over a weighted average of 2.8 years.

Deciphera Pharmaceuticals, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

7. Commitments and Contingencies
Purchase Commitments Associated with Commercial Supply Agreements
The Company has entered into commercial supply agreements related to the supply of QINLOCK that require the Company to make binding forecasts for a certain amount of purchases. The related cancellation clauses would as a general matter require the Company to pay the full amount of these binding forecasts. As of March 31, 2021, the Company's contractual commitments for its commercial supply agreements were $6.8 million, which are expected to be paid within one year.
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
Indemnification Agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and senior management that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of March 31, 2021 or December 31, 2020.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Form 10-Q and our Annual Report on Form 10-K (Form 10-K) for the year ended December 31, 2020 on file with the SEC. Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-Q, including information with respect to our plans and strategy for our business, includes forward looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the "Risk Factors" section of this Form 10-Q, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis.
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
Recent Developments
QINLOCK
In March 2021, the China National Medical Products Administration (NMPA) approved QINLOCK for the treatment of adult patients with advanced GIST who have received prior treatment with three or more kinase inhibitors, including imatinib. In March 2021, the Hong Kong Department of Health approved QINLOCK in Hong Kong for the treatment of adult patients with advanced GIST who have received prior treatment with imatinib, sunitinib, and regorafenib.
We expect to announce top-line results from our pivotal Phase 3 trial in second-line GIST, INTRIGUE, in the fourth quarter of 2021. Additionally, in May 2021, we announced that we are planning to initiate a Phase 1b/2 trial of QINLOCK in combination with binimetinib, an approved MEK inhibitor, in patients with post-imatinib GIST.
Coronavirus (COVID-19)
The full extent to which the COVID-19 pandemic, or the future outbreak of any other highly infectious or contagious diseases, may impact our business, including our preclinical studies, clinical trial operations, or commercialization efforts will depend on continuously changing circumstances, which are highly uncertain and cannot be predicted at this time, such as the duration of such pandemic including future waves of infection, new strains of the virus that causes COVID-19, or the impact of the increasing availability of effective vaccines, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. The ongoing fluidity of this situation precludes any prediction as to the full impact of the COVID-19 pandemic but it could have a material adverse effect on our business, financial condition, and results of operations. The COVID-19 pandemic may also have the effect of heightening the risks to which we are subject, including various aspects of our preclinical studies and ongoing clinical trials, the reliance on third parties in our supply chain for materials and manufacturing of our drug and drug candidates, disruptions in health regulatory agencies' operations globally, the volatility of our common stock, our ability to access capital markets, and our ability to successfully launch, commercialize, and generate revenue from QINLOCK.
We are continuing to assess the long-term impact of COVID-19 on our business operations in an effort to mitigate interruption to our clinical programs, research efforts, commercial launch of QINLOCK, and other business activities and to ensure the safety and well-being of our employees, as well as the physicians and patients participating in our clinical studies. Because COVID-19 infections have been reported throughout the U.S. and worldwide, certain national, state, and local governmental authorities have issued orders, proclamations, and/or directives aimed at minimizing the spread of COVID-19. Although some of these restrictions have been eased or lifted, in response to local surges and new waves of infection, some countries, states, and local governments have reinstituted these restrictions, and additional, more restrictive orders, proclamations, and/or directives may be issued from time to time. In response to the COVID-19 pandemic, we have implemented precautionary measures to protect the health and safety of our employees, partners, and patients, including encouraging all employees, other than those engaged in laboratory research activities, to work-from-home, and requiring adherence to onsite occupancy limits and appropriate safety measures designed to comply with federal, state, and local guidelines.
Our ability to successfully launch, commercialize, and generate revenue from QINLOCK may be adversely affected by the impact of the COVID-19 pandemic. For example, limited hospital access for non-patients, social distancing requirements, and precautionary measures due to COVID-19 have impacted the ability of our sales personnel to interact in-person with customers in the same manner as they did before the COVID-19 pandemic. In response, we have implemented a virtual sales model to supplement traditional means of customer engagement, which may adversely affect the ability of our sales professionals to effectively market QINLOCK to physicians, which may have a negative impact on our sales and our market penetration. In addition, in the U.S. we are utilizing various programs to help patients afford our products, including patient assistance programs for eligible patients. Market disruption and higher levels of unemployment caused by the COVID-19 pandemic may lead to increased utilization of our patient assistance programs, which could reduce revenues.
In addition, we continue to actively monitor risks associated with potential interruptions to our clinical studies due to the impact of COVID-19 and are in frequent communication with clinical study sites and contract research organizations (CROs). Some clinical trial sites have maintained or reinstituted restrictions on site visits by sponsors and CROs, initiation of new trials, patient visits, and new patient enrollment as a result of COVID-19. While all of our studies remain open for enrollment, we have provided guidance to our clinical trial sites that new patient enrollment may occur at sites where resources allow these patients to be safely enrolled and closely monitored and enrollment has slowed at, or has been or may in the future be temporarily paused for new patients in some sites. In addition, we continue to work closely with our study sites and CROs to allow for utilization of remote and local assessments, such as televisits, in accordance with U.S. Food and Drug Administration (FDA) guidance, as well as to ensure availability of study drug for patients. While study activities are continuing in the clinical trials we have underway in sites across the globe, and although some of these restrictions have been, and may from time to time, be eased or lifted, we cannot guarantee that COVID-19 precautions, either now or in the future, or the impact of the pandemic, will not directly or indirectly affect the expected timelines for some of our clinical trials.
In light of the changing circumstances surrounding the COVID-19 pandemic, the operating environment remains fluid and uncertain, and the full significance of the impact of the COVID-19 outbreak on our business and the duration for which it may have an impact cannot be determined at this time.
Components of Our Results of Operations
Revenues
On May 15, 2020, QINLOCK was approved by the FDA for the treatment of adult patients with advanced GIST who have received prior treatment with three or more kinase inhibitors, including imatinib. Following the FDA approval of QINLOCK, in May 2020, we commenced commercial sales of QINLOCK in the U.S. and began generating product revenue. We may generate revenue in the future from a combination of product sales or payments from collaboration, distribution, or any potential additional license agreements that we may enter into with third parties. We expect that our revenue in the foreseeable future will be derived primarily from sales of QINLOCK and, payments, if any, made under the license (the Zai License Agreement) and supply (the Zai Supply Agreement) agreements we entered into with Zai in June 2019 and February 2020, respectively, including potential revenues from royalties in future periods in Greater China under the Zai License Agreement following the approvals of QINLOCK in the PRC and Hong Kong in March 2021. We cannot provide assurance as to the timing or extent of future royalty payments, the timing of future milestone payments, or that we will receive any of these payments at all. We cannot provide assurance as to what extent we will generate revenue from the commercialization of QINLOCK or if, when, or to what extent we will generate revenue from the commercialization and sale of our drug candidates for which we receive marketing approval, if any. We may never succeed in obtaining regulatory approval for any of our drug candidates other than QINLOCK.
Product Revenues, Net
Following the FDA approval of QINLOCK in May 2020, we commenced commercial sales of QINLOCK in the U.S. and began generating product revenue. During the three months ended March 31, 2021, our only source of product revenues were from the sales of QINLOCK. Product revenues are recorded net of estimates of variable consideration. Please read Note 2, Revenues, of these consolidated financial statements for further details of the reserves recorded for variable considerations.
Collaboration Revenues
For the three months ended March 31, 2021 and 2020, collaboration revenues were associated with our license and supply agreements with Zai, as applicable.

Pursuant to the terms of the Zai License Agreement, we received an upfront cash payment of $20.0 million and became eligible to receive up to $185.0 million in potential development and commercial milestone payments, consisting of up to $50.0 million of development milestones and up to $135.0 million of commercial milestones. In addition, during the term of the Zai License Agreement, Zai will be obligated to pay us tiered percentage royalties ranging from low to high teens on potential annual net sales of QINLOCK, including certain follow-on compounds (the Licensed Products), in Greater China, subject to adjustments in specified circumstances. Additionally, certain costs we incur associated with the Zai License Agreement are reimbursed by Zai.
In March 2021, the China NMPA approved QINLOCK for the treatment of adult patients with advanced GIST who have received prior treatment with three or more kinase inhibitors, including imatinib. In March 2021, the Hong Kong Department of Health approved QINLOCK in Hong Kong for the treatment of adult patients with advanced GIST who have received prior treatment with imatinib, sunitinib, and regorafenib. In future periods, we expect that we may recognize royalty revenues on annual net sales of the Licensed Products in Greater China as a result of these approvals. However, we cannot provide assurance as to when or what extent we may begin to receive royalty payments or when, or if, we may achieve commercial milestones under the Zai License Agreement, if at all. As of March 31, 2021, we had not recognized any royalty revenues under the Zai License Agreement.
Pursuant to the terms of the Zai Supply Agreement, costs we incur for external manufacturing services are reimbursed by Zai.
Cost of Sales
Our cost of sales includes external costs of producing and distributing inventories that are related to product revenue during the respective period of the associated sales. In addition, shipping and handling costs for product shipments are recorded in cost of sales as incurred. Cost of sales also includes charges related to inventory written down as a result of excess, obsolescence, unmarketability, or other reasons.
Cost of sales for newly launched products, such as QINLOCK, will not be significant until the initial pre-launch inventory is depleted, and additional inventory is manufactured and sold. As a result, the gross margin on sales of QINLOCK for the three months ended March 31, 2021 was enhanced by sales of the initial pre-launch inventory, and therefore, use of active pharmaceutical ingredients and components that were previously expensed as research and development expenses prior to the launch of QINLOCK.
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
•developing and implementing marketing and reimbursement strategies;
•raising additional funds necessary to complete clinical development of and commercialize QINLOCK and any current or future drug candidates for which we receive approval;
•making arrangements with third-party manufacturers, or establishing manufacturing capabilities, for both clinical and commercial supplies of our drug and drug candidates;
•maintaining a continued acceptable safety profile of our products following approval;
•obtaining and maintaining patent, trade secret, and other intellectual property protection, and regulatory exclusivity for our drug and drug candidates;
•protecting and enforcing our rights in our intellectual property portfolio;
•effectively competing with other therapies; and

•the ability to obtain clearance or approval of companion diagnostic tests, if required, on a timely basis, or at all.
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
Our direct research and development expenses are tracked on a program-by-program basis and consist primarily of external costs, such as fees paid to consultants, central laboratories, contractors, CMOs, and CROs in connection with our preclinical and clinical development activities. We do not allocate employee costs, costs associated with our proprietary switch-control kinase inhibitor platform technology, or facility expenses, including depreciation or other indirect costs, to specific drug or drug candidate development programs because these costs are deployed across multiple drug or drug candidate development programs and, as such, are not separately classified.
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
Consistent with our income tax disclosures described under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations—Components of Our Results of Operations" in our Form 10-K for the year ended December 31, 2020 on file with the SEC, as of March 31, 2021, we have not recorded any U.S. federal or state income tax benefits for either the net losses we have incurred or our earned research and orphan drug credits, due to the uncertainty of realizing a benefit from those items in the future.
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
•product revenue reserves;
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
For a description of our critical accounting policies, please see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates" in our Form 10-K for the year ended December 31, 2020 on file with the SEC. There have been no significant changes to our critical accounting policies since December 31, 2020.

Results of Operations
Comparison of the Three Months Ended March 31, 2021 and 2020
The following table summarizes our results of operations for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(in thousands)	2021	2020
Revenues:
Product revenues, net	$19,962	$—
Collaboration revenues	5,194	62
Total revenues	25,156	62
Cost and operating expenses:
Cost of sales	222	—
Research and development	55,681	51,388
Selling, general, and administrative	30,747	23,936
Total cost and operating expenses	86,650	75,324
Loss from operations	(61,494)	(75,262)
Other income (expense):
Interest and other income, net	196	2,455
Total other income (expense), net	196	2,455
Net loss	$(61,298)	$(72,807)
Revenues
Product Revenues, Net
During the three months ended March 31, 2021, our only source of product revenues were from the sales of QINLOCK, which commenced in the U.S. in May 2020 following the FDA approval of QINLOCK on May 15, 2020. For the three months ended March 31, 2021, product revenues were $20.0 million, which consisted of $19.3 million of revenues in the U.S. and $0.7 million of revenues outside of the U.S.
Collaboration Revenues
For the three months ended March 31, 2021 compared to the same period in 2020, collaboration revenues increased $5.1 million primarily due to the recognition of a $5.0 million development milestone in the first quarter of 2021 associated with the approval of QINLOCK for the treatment of adult patients with advanced GIST who have received prior treatment with three or more kinase inhibitors, including imatinib, by the China NMPA in March 2021.
Cost of Sales
Cost of sales was $0.2 million for the three months ended March 31, 2021 and was primarily related to packaging, labeling, shipping, and distribution costs associated with sales of QINLOCK. Cost of sales also included a charge of less than $0.1 million for inventory written down as a result of excess, obsolescence, unmarketability, or other reasons during the three months ended March 31, 2021. External manufacturing costs associated with QINLOCK inventory prior to FDA approval were previously expensed as research and development expenses and, therefore, are not included in cost of sales during the three months ended March 31, 2021.
We expect our cost of sales for QINLOCK to increase as a percentage of net sales in future periods as we continue to produce inventory for future sales, which will reflect the full cost of manufacturing, and then sell such inventory.

Operating Expenses

Research and Development Expenses
For the Three Months Ended
March 31, 2021 and 2020
(in thousands)
$55,681
5,629
19,614
2,813
963
4,636
5,426
$16,600
$51,388
1,632
15,220
1,217
1,292
5,284
3,577
$23,166
March 31, 2021
March 31, 2020
QINLOCK
Vimseltinib
Rebastinib
DCC-3116
Preclinical
Personnel related (including stock-based compensation)
Other research and development

Selling, General, and Administrative Expenses
For the Three Months Ended
March 31, 2021 and 2020
$30,747
3,869
8,752
$18,126
$23,936
4,058
6,964
$12,914
(in thousands)
March 31, 2021
March 31, 2020
Personnel related (including stock-based compensation)
Professional and consultant fees
Other selling, general, and administrative

Research and Development Expenses
QINLOCK
For the three months ended March 31, 2021 compared to the same period in 2020, research and development expenses related to QINLOCK decreased primarily as a result of decreases in clinical trial expenses of $5.4 million and decreases in manufacturing expenses of $2.9 million. Clinical trial expenses for QINLOCK decreased primarily as a result of decreased expenses associated with INTRIGUE, which we initiated in December 2018 and for which enrollment was completed in December 2020. In addition, clinical trial expenses decreased due to decreased expenses associated with our pivotal Phase 3 trial in fourth-line and fourth-line plus GIST, INVICTUS, which we initiated in January 2018 and announced top-line results from in August 2019, and our ongoing Phase 1 trial of QINLOCK. Manufacturing expenses for the QINLOCK program decreased primarily as a result of activities to support anticipated drug requirements for commercialization during the three months ended March 31, 2020 prior to commencing the capitalization of inventory following the FDA approval of QINLOCK on May 15, 2020.
Vimseltinib
For the three months ended March 31, 2021 compared to the same period in 2020, expenses related to our vimseltinib program increased primarily as a result of increases in clinical trial expenses of $1.4 million and increases in manufacturing costs of $1.0 million. Clinical trial expenses increased primarily due to increased activities associated with our ongoing Phase 1/2 study of vimseltinib to assess the safety, tolerability, pharmacokinetics, and pharmacodynamics in patients with tenosynovial giant cell tumor (TGCT) and expenses associated with planning for potential pivotal development of vimseltinib. Manufacturing costs for the vimseltinib program increased as a result of increased activities to support clinical trials.
Rebastinib
For the three months ended March 31, 2021 compared to the same period in 2020, expenses related to our rebastinib program decreased primarily as a result of a decrease in clinical trial expenses of $1.2 million. The decrease in clinical trial expenses was primarily associated with our Phase 1b/2 trial of rebastinib in combination with paclitaxel due to the completion of enrollment of multiple cohorts in the trial, including completion of enrollment in Part 2, Stage 2 of both the endometrial and platinum-resistant ovarian cancer cohorts, as announced in February 2021.

DCC-3116
For the three months ended March 31, 2021 compared to the same period in 2020, expenses related to our DCC-3116 program decreased primarily as a result of decreased preclinical activities, including IND-enabling studies, of $0.6 million, partially offset by increased manufacturing costs of $0.4 million to support our planned Phase 1 study of DCC-3116, which we expect to initiate in the second quarter of 2021.
Preclinical
The increase in preclinical costs of $1.6 million was associated with increased activities for our early-stage drug discovery programs.
Unallocated Expenses
For the three months ended March 31, 2021 compared to the same period in 2020, the increase in unallocated research and development expenses was related to personnel-related and other research and development costs. For the three months ended March 31, 2021 compared to the same period in 2020, the increase in personnel-related costs, including an increase in stock-based compensation expense of $1.7 million, was primarily due to an increase in headcount in our research and development functions. Increases in other research and development costs were primarily due to increased costs for temporary staffing of $1.1 million and increased technology-related costs to support our research and development functions as well as increases in facility-related expenses associated with a lease at our headquarters that commenced in July 2020.
We expect research and development expenses will increase during 2021 as compared to 2020 as we continue to invest in the development of our clinical pipeline.
Selling, General, and Administrative Expenses
For the three months ended March 31, 2021 compared to the same period in 2020, the increase in selling, general, and administrative expenses was primarily related to personnel-related costs and professional and consultant fees. For the three months ended March 31, 2021 compared to the same period in 2020, the increase in personnel-related costs, including an increase in stock-based compensation of $2.4 million, was primarily a result of increases in headcount in our selling, general, and administrative functions. The increase in professional and consultant fees was primarily due to an increase in various advisory fees, including those related to establishing a targeted commercial infrastructure in key European markets to support a potential launch of QINLOCK in Europe, if approved.
We expect selling, general, and administrative expenses will increase during 2021 as compared to 2020 as we continue to execute on the commercial launch of QINLOCK in the U.S. and prepare for a potential commercial launch in Europe, if approved.
Interest and Other Income, Net
For the three months ended March 31, 2021 compared to the same period in 2020, the decreases in interest and other income, net, was primarily due to decreases in interest income earned on our cash equivalents and marketable securities associated with a decrease in the balance of our investment holdings.
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
As a result, we have incurred significant operating losses since our inception. We have generated limited revenue to date primarily from our product sales and license and supply agreements with Zai. On May 15, 2020, QINLOCK was approved by the FDA for the treatment of adult patients with advanced GIST who have received prior treatment with three or more kinase inhibitors, including imatinib. Following the FDA approval of QINLOCK, in May 2020, we commenced commercial sales of QINLOCK in the U.S. and began generating product revenue. During the three months ended March 31, 2021, our product revenues were primarily derived from sales of QINLOCK in the U.S. In addition to U.S. sales, we generate product revenue in select geographies where we do not currently intend to distribute QINLOCK on our own through exclusive distributor arrangements. Further, in future periods, we expect that we may begin to receive tiered percentage royalty payments ranging from low to high teens on annual net sales of the Licensed Products in Greater China under the Zai License Agreement, following the approvals of QINLOCK in the PRC and Hong Kong in March 2021. However, we cannot provide assurance as to what extent we will generate revenue from the commercialization of QINLOCK or as to when or the extent of royalty payments or commercial milestones, if any, we may receive under the Zai License Agreement in future periods. We do not expect to generate revenue from sales of any drug candidates in the near future, if at all, unless and until we obtain marketing approval for, and begin to sell, such drug candidates.
On October 2, 2017, we completed an initial public offering (IPO) of our common stock. Since October 2017, we have primarily supported our operations by completing issuances of our common stock through our IPO, subsequent follow-on offerings, and an Open Market Sale Agreement℠ (the Sales Agreement) with Jefferies LLC (Jefferies). Through such issuances, we have issued and sold 29,669,386 shares of our common stock resulting in net proceeds of $956.5 million after deducting underwriting discounts and commissions and other offering expenses.
In August 2020, we entered into the Sales Agreement with Jefferies, pursuant to which we may issue and sell shares of our common stock having aggregate offering proceeds of up to $200.0 million (the Shares) from time to time through Jefferies as our sales agent. Upon delivery of a placement notice and subject to the terms and conditions of the Sales Agreement, Jefferies may sell the Shares by any method permitted by law deemed to be an "at the market offering" as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. We may sell the Shares in amounts and at times to be determined by us from time to time subject to the terms and conditions of the Sales Agreement, but we have no obligation to sell any Shares under the Sales Agreement. We or Jefferies may suspend or terminate the offering of Shares upon notice to the other party and subject to other conditions. As of March 31, 2021, there was $172.5 million available for future issuance under the Sales Agreement.
Issuances of our common stock and shares issued pursuant to the underwriters' partial or full exercises of options to purchase additional shares of common stock, if applicable, associated with our IPO, subsequent follow-on offerings, and issuances of shares pursuant to the Sales Agreement have been summarized in the following table:

	Price per Share¹	Shares Issued in Offering of Common Stock			Shares Issued Pursuant to The Underwriters' Exercise of Options to Purchase Additional Shares of Common Stock (if applicable)			Total
(in millions, except share and per share amounts)		Date	Shares Issued	Net Proceeds²	Date	Shares Issued	Net Proceeds²	Shares Issued	Net Proceeds²
IPO	$17.00	October 2, 2017	7,500,000	$114.1	October 4, 2017	666,496	$10.5	8,166,496	$124.6
June 2018 Follow-on Public Offering	40.00	June 11, 2018	4,300,000	161.0	June 20, 2018	645,000	24.3	4,945,000	185.3
Third Quarter of 2019 Follow-on Public Offering	37.00	August 19, 2019	10,810,810	375.4	September 3, 2019	1,621,621	56.4	12,432,431	431.8
February 2020 Follow-on Public Offering	55.00	February 19, 2020	3,181,818	163.7	February 25, 2020	477,272	24.7	3,659,090	188.4
Issuances Pursuant to the Sales Agreement[3]	Various[3]	Various[3]	466,369	26.4	Not applicable			466,369	26.4
Total								29,669,386	$956.5
1.The price per share presented above represents the price per share at which shares were sold for both the public offering of shares and the underwriters' exercise of options to purchase additional shares, if applicable.
2.Proceeds are presented net of underwriting discounts and commissions and other offering expenses.
3.Information presented above represents the total number of shares of our common stock issued, and total net proceeds from issuances of shares of our common stock, pursuant to the Sales Agreement through March 31, 2021. Shares issued pursuant to the Sales Agreement were sold on multiple days at varying prices.
Cash Flows
As of March 31, 2021, our principal sources of liquidity were cash, cash equivalents, and marketable securities of $502.2 million.

The following table summarizes our sources and uses of cash and cash equivalents for each of the periods presented:

	Three Months Ended March 31,
(in thousands)	2021	2020
Net cash flows used in operating activities	$(67,682)	$(80,370)
Net cash flows provided by (used in) investing activities	123,908	(1,690)
Net cash flows provided by financing activities	9,524	191,392
Net increase (decrease) in cash and cash equivalents	$65,750	$109,332
Operating Activities
During the three months ended March 31, 2021 compared to the same period in 2020, net cash flows used in operating activities decreased $12.7 million, primarily resulting from a decrease in our net loss of $11.5 million and increases in net non-cash charges of $6.6 million, partially offset by increases in net cash outflows related to changes in our operating assets and liabilities of $5.4 million. Net non-cash charges increased primarily due to an increase in share-based compensation of $4.1 million. The increase in net cash outflows related to changes in our operating assets and liabilities was primarily due to an increase in our accounts receivable of $7.9 million. The increase in accounts receivable was primarily associated with the achievement of a $5.0 million development milestone in the first quarter of 2021 under the Zai License Agreement and increases associated with product sales, which commenced in May 2020 following the FDA approval of QINLOCK. Other net cash flows related to changes in our operating assets and liabilities were generally due to the timing of vendor invoicing and payments.
Investing Activities
During the three months ended March 31, 2021 compared to the same period in 2020, net cash flows from investing activities increased $125.6 million, primarily resulting from a decrease in purchases of marketable securities of $171.7 million, partially offset by a decrease in proceeds from maturities of marketable securities of $46.8 million.
Financing Activities
During the three months ended March 31, 2021 compared to the same period in 2020, net cash flows provided by financing activities decreased $181.9 million, primarily resulting from a decrease in net proceeds from offerings of our common stock of $180.6 million. Net of underwriting discounts and commissions and other offering costs, the decrease in proceeds from our offerings was due to our issuance in February 2020 of $188.4 million as compared to our issuances under the Sales Agreement during the three months ended March 31, 2021 of $8.5 million.
Funding Requirements
Our ability to generate product revenues sufficient to achieve profitability will depend heavily on the successful commercialization of QINLOCK and the development and eventual commercialization of one or more of our drug candidates. Our net loss was $61.3 million for the three months ended March 31, 2021 and $266.5 million for the year ended December 31, 2020. As of March 31, 2021 we had an accumulated deficit of $815.8 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We expect that our expenses and capital requirements will increase in connection with our ongoing activities, particularly as we:
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
As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. We may not be successful in our commercialization of QINLOCK. Even if we are able to generate substantial product sales of QINLOCK, we may not become profitable. Until we become profitable, if ever, we expect to finance our operations primarily through a combination of equity, debt, or other financings, collaborations, strategic alliances, and marketing, distribution, or additional licensing arrangements. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. Market volatility resulting from the COVID-19 pandemic or other factors could also adversely impact our ability to access capital as and when needed. If we are unable to raise additional funds through equity or debt financings or other arrangements as, and when, needed, we may be required to significantly delay, limit, reduce, or discontinue our research, product development, or commercialization efforts of our drug or one or more of our drug candidates, or grant rights to develop and market our drug or drug candidates that we would otherwise prefer to develop and market ourselves.
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
•the terms and timing of any collaboration, license, distribution, or other arrangement, including the terms and timing of any upfront, milestone, and/or royalty payments thereunder;
•the legal and patent costs involved in prosecuting patent applications and enforcing patent claims and other intellectual property claims;
•the cost to develop companion diagnostics as needed for each of our drug candidates;
•addition and retention of key research and development and commercial, including sales and marketing, personnel; and

•our efforts to enhance operational, financial, and information management systems and hire additional personnel to support the business.
We believe that our cash, cash equivalents, and marketable securities as of March 31, 2021 of $502.2 million, together with anticipated product and royalty revenues, but excluding any potential future milestone payments or other payments under our collaboration or license agreements, if any, will enable us to fund our operating expenses and capital expenditure requirements into the first half of 2023. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.
Contractual Obligations and Commitments
As of March 31, 2021, there have been no material changes to our contractual obligations and commitments outside the ordinary course of business from those that were presented in our Form 10-K for the year ended December 31, 2020.
Off-Balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.
Recently Issued Accounting Pronouncements
Based on our review of recently issued accounting pronouncements, we do not believe there are any such pronouncements that will have a material impact on our financial position or results of operations.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk.
Our cash, cash equivalents, and marketable securities as of March 31, 2021 consisted of cash, money market funds, U.S. government securities, commercial paper, corporate debt securities, and certificates of deposit. The primary objectives of our investment activities are to preserve principal, provide liquidity, and maximize income without significantly increasing risk. We have policies requiring us to invest in high-quality issuers, limit our exposure to any individual issuer, and ensure adequate liquidity. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of interest rates. Because of the short-term nature of the instruments in our portfolio, we believe that a sudden change in market interest rates would not be expected to have a material impact on our financial position or results of operations. A potential change in fair value for interest rate sensitive instruments, which include marketable securities, has been assessed on a hypothetical 100 basis point adverse movement across all maturities. As of March 31, 2021 and December 31, 2020, we estimate that such hypothetical 100 basis point adverse movement would result in a hypothetical loss in fair value of approximately $3.0 million and $4.3 million, respectively, to our interest rate sensitive instruments.
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
Inflation generally affects us by increasing our cost of labor, clinical trial, and manufacturing costs. We do not believe that inflation had a material effect on our business, financial condition, or results of operations during the three months ended March 31, 2021 and 2020.
Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e)

under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Healthcare providers, physicians, and third-party payors play a primary role in the recommendation and prescription of QINLOCK and any drug candidates for which we obtain marketing approval. Our arrangements with third-party payors, customers, and other third parties may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell, and distribute

QINLOCK and any other products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations, include the following:
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
On November 30, 2020, the OIG published a final rule effective January 1, 2022 amending the existing safe harbor protecting certain discounts to eliminate safe harbor protection for certain rebates provided by a manufacturer of prescription pharmaceutical products to a plan sponsors under Part D or pharmacy benefit managers (PBMs) under contract with them. The final rule also creates new safe harbors effective January 29, 2021 for point-of-sale reductions in price on prescription pharmaceutical products and certain PBM service fees. Pursuant to an order entered by the U.S. District Court for the District of Columbia, the portion of the rule eliminating safe harbor protection for certain rebates related to the sale or purchase of a pharmaceutical product from a manufacturer to a plan sponsor under Part D has been delayed to January 1, 2023. Implementation of the this change and new safe harbors for point-of-sale reductions in price for prescription pharmaceutical products and pharmacy benefit manager service fees are currently under review by the current U.S. presidential administration and may be amended or repealed.
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
Additionally, we may develop companion diagnostic tests for use with our drug or drug candidates. We, or our collaborators, may be required to obtain coverage and reimbursement for these tests separate and apart from the coverage and reimbursement we seek for our drug and drug candidates, if approved. Even if we obtain regulatory approval or clearance for such companion diagnostics, there is significant uncertainty regarding our ability to obtain coverage and adequate reimbursement for the same reasons applicable to our drug or drug candidates. Medicare reimbursement methodologies, whether under Medicare Part A, Medicare Part B (Part B), or clinical laboratory fee schedule may be amended from time to time, and we cannot predict what effect any change to these methodologies would have on any drug, drug candidate, or companion diagnostic for which we receive approval. Our inability to promptly obtain coverage and adequate reimbursement from both third-party payors for the companion diagnostic tests that we develop and for which we obtain regulatory approval could have a material and adverse effect on our business, financial condition, results of operations, and prospects.
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
Some of the provisions of the ACA have yet to be fully implemented, while certain provisions have been subject to reform through legislation and Executive Orders by the previous U.S. presidential administration and to judicial challenges. In 2012, the U.S. Supreme Court heard challenges to the constitutionality of the individual mandate and the viability of certain provisions of the ACA. The Supreme Court's decision upheld most of the ACA and determined that requiring individuals to maintain "minimum essential" health insurance coverage or pay a penalty to the Internal Revenue Service was within Congress's constitutional taxing authority. However, as a result of tax reform legislation enacted into law in late December 2017, the individual mandate has been eliminated, effective January 1, 2019. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the 2017 Tax Reform Act, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the Fifth Circuit U.S. Court of Appeals held that the individual mandate is unconstitutional. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case, and held oral arguments on November 10, 2020. Pending a decision, the ACA remains in effect, but it is unclear at this time what effect these developments will have on the status of the ACA. The current U.S. presidential administration has indicated that enhancing the ACA is a legislative priority. We will continue to evaluate legislative efforts regarding the ACA and its possible impact on our business.
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
On January 22, 2018, the previous U.S. President signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so-called "Cadillac" tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. However, on December 20, 2019, the previous U.S. President signed into law the Further Consolidated Appropriations Act, which repeals the Cadillac tax, the health insurance provider tax, and the medical device excise tax. The Bipartisan Budget Act of 2018 among other things, amends the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the "donut hole."
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
Other legislative changes have also been proposed and adopted since the ACA was enacted that, directly or indirectly, affect or are likely to affect, the pharmaceutical industry and the commercialization of our products, including the Budget Control Act of 2011 (BCA), the American Taxpayer Relief Act of 2012 (ATRA), and the Middle Class Tax Relief and Job Creation Act of 2012. In August 2011, the BCA, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation's automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year, and, due to subsequent legislative amendments, will remain in effect through 2030 unless additional Congressional action is taken. However, the

Medicare sequester reductions under the BCA will be suspended from May 1, 2020 through December 31, 2021 due to the COVID-19 pandemic. The ATRA among other things, reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
In addition, the Creating and Restoring Equal Access to Equivalent Samples Act (CREATES Act) was enacted in 2019 requiring sponsors of approved NDAs and Biologics License Application to provide sufficient quantities of product samples on commercially reasonable, market-based terms to entities developing generic drugs and biosimilar biological products. The law establishes a private right of action allowing developers to sue application holders that refuse to sell them product samples needed to support their applications. If we are required to provide product samples or allocate additional resources to responding to such requests or any legal challenges under this law, our business could be adversely impacted.
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
There has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which have resulted in several recent Congressional inquiries and proposed bills designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. In addition, the U.S. government, state legislatures, and foreign governments have shown significant interest in implementing cost-containment programs, including price-controls, restrictions on reimbursement, and requirements for substitution of generic products for branded prescription drugs to limit the growth of government paid healthcare costs. At the federal level, the previous U.S. presidential administration's budget for fiscal year 2021 included an allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. Additionally, the previous U.S. presidential administration released a "Blueprint" to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. HHS has already started the process of soliciting feedback on some of these measures and, at the same time, is immediately implementing others under its existing authority. In May 2019, the CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy, a type of prior authorization, for Part B drugs beginning January 1, 2020. This final rule codified the CMS's policy change that was effective January 1, 2019. The U.S. Congress and the prior U.S. presidential administration have each indicated that they would continue to seek new legislative and/or administrative measures to control drug costs. For example, on September 25, 2019, the Senate Finance Committee introduced the Prescription Drug Pricing Reduction Action of 2019, a bill intended to reduce Medicare and Medicaid prescription drug prices. The proposed legislation would restructure the Part D benefit, modify payment methodologies for certain drugs, and impose an inflation cap on drug price increases. An even more restrictive bill, the Lower Drug Costs Now Act of 2019, was introduced in the House of Representatives on September 19, 2019, and would require HHS to directly negotiate drug prices with manufacturers. The Lower Drug Costs Now Act of 2019 has passed out of the House and was delivered to the Senate on December 16, 2019.
However, it is unclear whether either of these bills will make it through both chambers and be signed into law, and if either is enacted, what effect it would have on our business.
In 2020, the previous U.S. President signed several Executive Orders aimed at lowering drug prices. In response, the FDA released a final rule on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the CMS issued an Interim Final Rule implementing the Most Favored Nation (MFN) Model under which Part B reimbursement rates will be calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. The MFN Model regulations mandate participation by identified Part B providers and would have applied to all U.S. states and territories for a seven-year period beginning January 1, 2021, and ending December 31, 2027. However, in response to a lawsuit filed by several industry groups, on December 28, 2020, the U.S. District Court for the Northern District of California issued a nationwide preliminary injunction enjoining government defendants from implementing the MFN Rule pending completion of notice-and-comment procedures under the Administrative Procedure Act. On January 13, 2021, in a separate lawsuit brought by industry groups in the U.S. District of Maryland, the government defendants entered a joint motion to stay litigation on the condition that the government would not appeal the preliminary injunction granted in the U.S. District Court for the Northern District of California and that performance for any final regulation stemming from the MFN Interim Final Rule shall not commence earlier than 60 days after publication of that regulation in the Federal Register. Further, authorities in Canada have passed rules designed to safeguard the Canadian drug supply from shortages. If implemented, importation of drugs from Canada and the MFN Model may materially and adversely affect the price we receive for any of our product candidates. Additionally, on December 2, 2020, the HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through PBMs, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between PBMs and manufacturers. Pursuant to an order entered by the U.S. District Court for the District of Columbia, the portion of the rule eliminating safe harbor protection for certain rebates related to the sale or purchase of a pharmaceutical product from a manufacturer to a plan sponsor under Part D has been delayed to January 1, 2023. Further, implementation of this change and new safe harbors for point-of-sale reductions in price for prescription pharmaceutical products and PBM service fees are currently under review by the current U.S. presidential administration and may be amended or repealed.
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

Undesirable side effects caused by our drug candidates or our existing drug being developed for new indications could cause us or regulatory authorities to interrupt, delay or halt non-clinical studies and clinical trials or could result in a more restrictive label or the delay or denial of regulatory approval by the FDA, the European Medicines Agency (EMA), or other regulatory authorities.
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
Compliance with the FCPA is expensive and difficult, particularly in countries in which corruption is a recognized problem. In addition, the FCPA presents particular challenges in the pharmaceutical industry, because, in many countries, hospitals are operated by the government, and doctors and other hospital employees are considered foreign officials. Certain payments to hospitals in connection with clinical trials and other work have been deemed to be improper payments to government officials and have led to FCPA enforcement actions. Similar laws in other countries, such as the United Kingdom's (U.K.) Bribery Act 2010, may apply to our operations.
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
The U.K.'s exit from the European Union (EU) may have a negative effect on global economic conditions, financial markets, and our business.
In June 2016, the U.K. held a referendum in which voters approved an exit from the EU, commonly referred to as "Brexit." The announcement of Brexit caused significant volatility in global stock markets and currency exchange rate fluctuations that resulted in the strengthening of the U.S. dollar against foreign currencies in which we conduct business. The strengthening of the U.S. dollar relative to other currencies may adversely affect our operating results. This withdrawal has created political and economic uncertainty, particularly in the U.K. and the EU, where we currently conduct clinical trials and intend to seek marketing approvals in the future. During the Brexit transition period, which ended on December 31, 2020, the U.K. continued to follow all of the EU's rules and maintained its current trading relationship with the EU. The U.K. and EU have signed a EU-U.K. Trade and Cooperation Agreement (the TCA), which became provisionally applicable on January 1, 2021 and will become formally applicable once ratified by both the U.K. and the EU. The TCA sets out the arrangements between the U.K. and EU on trade in certain areas (e.g. goods and some services, energy, fisheries, social security coordination), however there is still uncertainty over how its terms will take effect in practice and there are still key aspects of the U.K.’s relationship with the EU which are not covered by the TCA, such as in respect of financial services. We expect that uncertainty over the terms of the TCA and other future agreements between the U.K. and EU will continue to cause political and economic uncertainty, which could harm our business and financial results. The withdrawal will, among other outcomes, disrupt the free movement of goods, services and people between the U.K. and the EU, and result in increased legal and regulatory complexities, as well as potential higher costs of conducting business in Europe. Until there is greater understanding on how the terms of the TCA will take effect in the long-term, and until the terms of other potential agreements that the U.K. may eventually enter into with the EU are known, it is not possible to determine the extent of the impact that the U.K.'s departure from the EU and/or any related matters may have on us; however, any of these effects of Brexit, and others we cannot anticipate, could adversely affect our business, business opportunities, results of operations, financial condition, and cash flows. Likewise, similar actions taken by European and other countries in which we operate could have a similar or even more profound impact.

For example, the TCA includes specific provisions concerning medicinal products, which include the mutual recognition of good manufacturing practice (GMP) inspections of manufacturing facilities for medicinal products and GMP documents issued, but does not foresee wholesale mutual recognition of U.K. and EU pharmaceutical regulations. Since the regulatory framework in the U.K. covering the quality, safety and efficacy of medicinal products, clinical trials, marketing authorizations, commercial sales and distribution of medicinal products is derived from EU directives and regulations, Brexit could materially impact the future regulatory regime with respect to the approval of our current or future product candidates in the U.K., now that the U.K. legislation has the potential to diverge from EU legislation. For instance, the U.K. will now no longer be covered by the centralized procedure for obtaining marketing authorizations for medicinal products which are valid throughout the European Economic Area (EEA) (which comprises the 27 member states that comprise the EU (the Member States) plus Norway, Iceland, and Liechtenstein), and a separate process for authorization of drug products will be required in the U.K., resulting in an authorization covering the U.K. or Great Britain only. In addition, the announcement of Brexit and the withdrawal of the U.K. from the EU have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Any of these effects of Brexit, among others, could adversely affect our business, our results of operations, liquidity, and financial condition.
We may fail to comply with evolving U.S. federal and state and foreign privacy and data protection laws, which could adversely affect our business, results of operations and financial condition.
In California, the California Consumer Privacy Act (CCPA) was enacted in June 2018, became effective on January 1, 2020, and became subject to enforcement by the California Attorney General's office on July 1, 2020. The CCPA broadly defines personal information, gives California residents expanded individual privacy rights and protections and provides for civil penalties for violations and a private right of action for data breaches. Further, a new California privacy law, the California Privacy Rights Act (CPRA) was passed by California voters on November 3, 2020. The CPRA will create additional obligations with respect to processing and storing personal information that are scheduled to take effect on January 1, 2023 (with certain provisions having retroactive effect to January 1, 2022). We will continue to monitor developments related to the CPRA and anticipate additional costs and expenses associated with CPRA compliance. While there is an exception for protected health information that is subject to HIPAA and clinical trial regulations, the CCPA and CPRA may impact our business activities if we become a "Business" regulated by the scope of the CCPA or are subject to CPRA and there continues to be some uncertainly about how certain provisions of the CCPA will be interpreted and how the law will be enforced.
In addition, on March 2, 2021, Virginia enacted the Consumer Data Protection Act (CPDA). The CDPA will become effective January 1, 2023. The CDPA will regulate how businesses (which the CDPA refers to as “controllers”) collect and share personal information. While the CDPA incorporates many similar concepts of the CCPA and CPRA, there are also several key differences in the scope, application, and enforcement of the law that will change the operational practices of controllers. The new law will impact how controllers collect and process personal sensitive data, conduct data protection assessments, transfer personal data to affiliates, and respond to consumer rights requests.
In addition to the CCPA, CPRA, and CDPA, new privacy and data security laws have been proposed in more than half of the states in the U.S. and in the U.S. Congress, reflecting a trend toward more stringent privacy legislation in the U.S., which trend may accelerate with the new U.S. presidential administration. The effects of new privacy laws, are potentially significant and may require us to modify our data processing practices and policies and to incur substantial costs and potential liability in an effort to comply with such legislation.
In the EU and the U.K., we may also face particular privacy, data security, and data protection risks in connection with requirements of the General Data Protection Regulation (EU) 2016/679 (GDPR or EU GDPR), the GDPR as it existed on December 31, 2020 but subject to certain U.K. specific amendments incorporated into U.K. law on January 1, 2021 under the U.K.'s European Union (Withdrawal) Act 2018 (U.K. GDPR), and other data protection requirements. The GDPR applies to any company established in the EU as well as to those outside the EU if they collect and use personal data in connection with the offering of goods or services to individuals in the EU or the monitoring of their behavior. The GDPR has enhanced data protection obligations for controllers of personal data, including, for example, expanded disclosures about how personal information is to be used, limitations on retention of information, mandatory data breach notification requirements, restrictions on transfers outside of the EU to third countries deemed to lack adequate privacy protections (such as the U.S.), and has created onerous new obligations and liabilities on services providers or data processors. Non-compliance with the GDPR may result in monetary penalties of up to €20 million or 4% of worldwide revenue, whichever is higher. Notably, on January 21, 2019, Google was fined almost $57 million by French regulators for violating GDPR. Moreover, data subjects can claim damages resulting from infringement of the GDPR. The GDPR further grants non-profit organizations the right to bring claims on behalf of data subjects. The GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of personal data, such as healthcare data or other sensitive information, could greatly increase our cost of providing our products and services or even prevent us from offering certain services in jurisdictions that we may operate in. The GDPR may increase our responsibility and liability in relation to personal data that we process where such processing is subject to the GDPR, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, including as implemented by individual countries. Compliance with the GDPR will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European activities. In addition, further to the U.K.'s exit from the EU on January 31, 2020, the GDPR ceased to apply in the U.K. at the end of the transition period on December 31, 2020. However, as of January 1, 2021, the U.K.'s European Union (Withdrawal) Act 2018 incorporated the U.K. GDPR into U.K. law. The U.K. GDPR and the U.K. Data Protection Act 2018 set out the U.K.'s data protection regime, which is independent from but aligned to the EU's data protection regime. Non-compliance with the U.K. GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher. In addition, the U.K. is now regarded as a third country under the EU’s GDPR which means that transfers of personal data from the EEA to the U.K. will be restricted unless an appropriate safeguard, as recognized by the EU's GDPR, has been put in place. Under the TCA, however, it is lawful to transfer personal data between the U.K. and the EEA for a six-month period following the end of the transition period, with a view to achieving an adequacy decision from the European Commission during that period. Like the EU GDPR, the U.K. GDPR restricts personal data transfers outside the U.K. to countries not regarded by the U.K. as providing adequate protection (this means that personal data transfers from the U.K. to the EEA remain free flowing).
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
Specifically, there are a large number of pharmaceutical and biotechnology companies developing or marketing treatments for cancer that would be competitive with QINLOCK and the drug candidates we are developing, if such drug candidates are approved. Many of these companies are developing cancer therapeutics that are also kinase inhibitors. Although there are currently marketed drugs that have activity in GIST through their targeting of primary and secondary KIT mutants, other than avapritinib for GIST PDGFRA exon 18 mutations only, no currently marketed drug directly targets certain secondary resistance mutations in KIT and PDGFRA, and no currently marketed drug provides coverage of all KIT and PDGFRA mutants. With respect to QINLOCK, there are a number of large pharmaceutical companies and biotechnology companies marketing small molecule drugs or biologic drugs for the treatment of GIST, including Blueprint Medicines Corporation, Novartis AG (Novartis), Pfizer, Inc., and Bayer AG. We are also aware of pharmaceutical and biotechnology companies developing drugs for the treatment of GIST including AB Sciences S.A., Arog Pharmaceuticals, Inc., Chia Tai Tianqing Pharmaceutical Group CO., LTD, Cogent Biosciences, Inc., Daiichi Sankyo Company, Limited (Daiichi), Exelixis, Inc., Immunicum AB, Jiangsu HengRui, Inc., Merck KGaA, Ningbo Tai Kang Medical Technology Co. Ltd., Novartis, Taiho Pharmaceutical Co. Ltd, Theseus Pharmaceuticals, and Xencor, Inc. Further, there are numerous companies marketing or developing antibodies and small molecules targeting colony stimulating factor 1 receptor (CSF1R) inhibitors that we are seeking to target with our vimseltinib program, including Abbisko Therapeutics Co., Ltd., AmMax Bio, Inc., Daiichi, and SynOx Therapeutics Ltd. In addition, while we believe that rebastinib, a TEK tyrosine kinase (TIE2) inhibitor, is a novel molecule, we believe we may face competition from drug candidates in clinical trials that are not TIE2 inhibitors, including small molecule drug candidates in clinical trials from Clovis Oncology, Inc., Eisai Co., Ltd., and Novartis, and antibody therapeutics from AstraZeneca PLC, ImmunoGen, Inc., Roche Holding Ltd., Merck & Co., Inc., and Tesaro, a GlaxoSmithKline PLC company.
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
In order to market and sell QINLOCK, or any future products, if approved, in Europe and many other jurisdictions, we or our partners must obtain separate marketing approvals in applicable foreign jurisdictions and comply with numerous and varying regulatory requirements. In October 2020, a marketing authorisation application (EU MAA) was accepted for review by the EMA for QINLOCK in fourth-line GIST and we are planning for a potential approval in the second half of 2021. In March 2021, our partner, Zai, obtained regulatory approval to market QINLOCK in the PRC and Hong Kong. The approval procedure varies among countries and can involve additional testing as well as additional information and filings. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the U.S. generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the U.S., it is required that the product be approved for reimbursement before the product can be approved for sale in that country. We may not (and/or our partners, as applicable, may not) obtain approvals from regulatory authorities outside the U.S. on a timely basis, if at all, or may not be successful in seeking and obtaining favorable local reimbursement and pricing approvals, particularly in light of the impact of COVID-19 on the global economy. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the U.S. does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. We, or our partners, may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our products in any market outside the U.S., Canada, Australia, the PRC, and Hong Kong.
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
The FDA and other federal and state agencies, including the Department of Justice, closely regulate compliance with all requirements governing prescription drug products, including requirements pertaining to marketing and promotion of drugs in accordance with the provisions of the approved labeling and manufacturing of products in accordance with cGMP requirements. Violations of such requirements may lead to investigations alleging violations of the Federal Food, Drug, and Cosmetic Act (the FDCA) and other statutes, including the False Claims Act (the FCA) and other federal and state healthcare fraud and abuse laws as well as state consumer protection laws. Our failure to comply with all regulatory requirements, and later discovery of previously unknown adverse events or other problems with our products, manufacturers, or manufacturing processes, may yield various results, including:
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
•the inability of sales personnel to obtain access to physicians or educate physicians about the benefits, safety, and effectiveness of QINLOCK or any future approved products, in particular in light of current reduced in-person access to medical institutions and personnel in some areas and other significant disruptions to the healthcare system and community due to COVID-19;
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
We are increasingly dependent on information technology systems and data to operate our business. Any failure, inadequacy, interruption, or security lapse of that technology, including any ransomware or cyber security incidents, could harm our ability to operate our business effectively.
Despite the implementation of security measures, our internal computer systems and those of third parties with which we contract are vulnerable to damage from cyber-attacks, ransomware, computer viruses, worms, and other destructive or disruptive software, unauthorized access, natural disasters, terrorism, war, and telecommunication and electrical failures. System failures, accidents, or security breaches could cause interruptions in our operations, and could result in a material disruption of our clinical and commercialization activities and business operations, in addition to possibly requiring substantial expenditures of resources to remedy. The loss or compromised integrity of clinical trial data could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, or compromised integrity of our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and our product research, development, and commercialization efforts could be delayed. In addition, we may not have adequate insurance coverage to provide compensation for any losses associated with such events.
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
Cyber-attacks could also include supply chain attacks which could cause a delay in the manufacturing of our products. Our key business partners face similar risks and any security breach of their systems could adversely affect our security posture. In addition, our increased use of cloud technologies could heighten these and other operational risks, and any failure by cloud technology service providers to adequately safeguard their systems and prevent cyber-attacks could disrupt our operations and result in misappropriation, corruption, or loss of confidential or proprietary information.
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
Regulators continue to impose new and more stringent data privacy and security requirements, including new and increased fines for privacy violations. For example, the GDPR established regulations regarding the handling of personal data, and provides an enforcement authority that imposes large penalties for noncompliance. New U.S. Data Privacy and security laws, such as the CCPA, and others that may be passed, similarly introduce requirements with respect to personal information, and non-compliance with the CCPA may result in liability through private actions (subject to defined statutory damages in the event of certain data breaches) and enforcement. Failure to comply with these current and future laws, policies, industry standards, or legal obligations or any security incident resulting in the unauthorized access to, corruption of, or acquisition, release, or transfer of personal information may result in government enforcement actions, litigation, fines, and penalties, or adverse publicity and could cause our customers, business partners, and investors to lose trust in us which could have a material adverse impact on our business and results of our operations.

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
Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an "ownership change" (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation's ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change taxable income may be limited. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As of December 31, 2020, we had U.S. federal net operating loss carryforwards and U.S. federal research and development tax credit carryforwards, which could be limited if we experience an "ownership change." The reduction of the corporate tax rate under the Tax Cuts and Jobs Act of 2017 (TCJA) may cause a reduction in the economic benefit of our net operating loss carryforwards and other deferred tax assets available to us. Under the TCJA, net operating losses generated after December 31, 2017 will not be subject to expiration.
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
•our third-party contractors, including investigators, may fail to meet their contractual obligations to us in a timely manner, or at all, due to interruptions to their business, including those impacts caused by the COVID-19 pandemic, or may fail to comply with regulatory requirements;
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
•unforeseen global instability, including political instability or instability from an outbreak of pandemic or contagious disease, such as COVID-19, in or around the countries in which we conduct our clinical trials or where our third-party contractors operate, could delay the commencement or rate of completion of our clinical trials, or those that may be conducted in Greater China under our collaboration with Zai;
•the cost of clinical trials for our drug or drug candidates may be greater than we anticipate, particularly in light of the uncertainties associated with the outbreak of COVID-19; and
•the supply or quality of our drug or drug candidates or other materials necessary to conduct clinical trials may be insufficient or inadequate and result in delays or suspension of our clinical trials, including those caused by the COVID-19 pandemic.
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
We may be required to conduct additional clinical trials or other testing of our drug or drug candidates beyond those that we currently contemplate if we are unable to successfully complete clinical trials for our drug or drug candidates or other testing, obtain results of these trials or tests that are not positive or are only modestly positive, or if there are safety concerns. For example, in GIST, we have completed a pivotal Phase 3 study of QINLOCK in fourth-line and fourth-line plus GIST, INVICTUS, and received FDA approval for QINLOCK on May 15, 2020 for the treatment of adult patients with advanced GIST who have received prior treatment with three or more kinase inhibitors, including imatinib, and have an ongoing second Phase 3 clinical study in second-line GIST, INTRIGUE. While we plan to conduct only one pivotal Phase 3 study for second-line GIST, for a single randomized trial to support submission to the FDA of a supplemental New Drug Application (NDA), the trial must be well-designed, well-conducted, with a favorable risk/benefit ratio, and provide statistically persuasive efficacy findings so compelling that a second trial would be unethical or practically impossible to repeat. In addition, certain data that we have presented to date have been generated and reviewed at the clinical sites and are preliminary. The data may be subject to subsequent central review, and based on that review, there may be changes to these data which may not be favorable. For example, in our ongoing Phase 1 study of QINLOCK, there were differences observed between imaging data assessed at the clinical sites in accordance with the Phase 1 protocol and by central review, including some instances where central review's findings regarding the number of objective responses were less favorable than those previously reported. In addition to certain imaging results from our Phase 1 study, we also plan to have all of the data from our ongoing Phase 3 study of QINLOCK for second-line GIST centrally reviewed. The results from our ongoing Phase 3 study of QINLOCK in which all data will be subject to central review may be less favorable than the results of our Phase 1 study of QINLOCK that were based on data that has not been subject to central review. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their drug candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. In addition, we, or our licensees, such as Zai in Greater China, may be required to conduct additional clinical trials in the local region or regions where the licensees seek to commercialize our drug or drug candidates before a local regulatory authority will approve any marketing application. These local studies may involve, among other things, exploration of the effect our drug or drug candidates may have on a local population, which could be different than our clinical trial results or experience to date, and subject these trials and our development efforts to the risk that they do not support regional approval.
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
Our drug candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale, and distribution are subject to comprehensive regulation by the FDA and other regulatory agencies in the U.S., the EMA in the EU, and China's NMPA and similar regulatory authorities outside the U.S. Failure to obtain marketing approval for a drug candidate will prevent us from commercializing the drug candidate. Some of our drug candidates are in the early stages of development and are subject to the risks of failure inherent in drug development. We have only received marketing authorization for QINLOCK in the U.S., and other select jurisdictions, and have not received marketing authorization for any of our drug candidates from regulatory authorities in any jurisdiction. We have only limited experience in conducting and managing clinical trials, and in submitting and supporting the applications necessary to seek marketing approvals and expect to rely on third-party CROs to assist us in this process. Securing marketing approval requires the submission of extensive nonclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the drug candidate's safety and efficacy. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. Our drug candidates may not be effective, may be only moderately effective, or may prove to have undesirable or unintended side effects, toxicities, or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use.
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
Regulatory authorities in some jurisdictions, including the U.S. and Europe, may in response to a request from the sponsor designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the U.S. For example, we have received orphan drug designation for ripretinib for the treatment of GIST and glioblastoma multiforme in the U.S. In the EU a medicinal product may be designated as orphan if (1) it is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2)

either (a) such condition affects no more than five in 10,000 persons in the EU when the application is made, or (b) the product, without the benefits derived from orphan status, would not generate sufficient return in the EU to justify investment; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU, or if such a method exists, the product will be of significant benefit to those affected by the condition.
Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the approval of another marketing application for the same drug for the same indication for that time period. The applicable period is seven years in the U.S. and ten years in Europe. Orphan drug exclusivity may be lost if the FDA or the EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. In addition, the FDA can subsequently approve a marketing application for the same drug, or a product with the same active moiety, for treatment of the same disease or condition if it concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. Similarly, the EMA may grant a marketing authorization to a similar medicinal product for the same indication as an authorized orphan product at any time if it is established that the second product, although similar, is safer, more effective or otherwise clinically superior to the authorized product. The FDA and EMA also can approve a different drug for the same orphan indication, or the same drug for a different indication, during the orphan exclusivity period.
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
Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions, or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular drug candidate or product, and our business in general. In addition, in regards to the information we publicly disclose regarding a particular study or clinical trial, such as "top-

line" data, you or others may not agree with what we determine is the material or otherwise appropriate information to include in such disclosure, and any information we determine not to disclose – or to disclose at a later date, such as at a medical meeting—may ultimately be deemed significant with respect to future decisions, conclusions, views, activities, or otherwise regarding a particular drug, drug candidate, or our business. If the "top-line" data that we report differ from actual results or are interpreted differently once additional data are disclosed at a later date, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for and commercialize our drug candidates, our business, operating results, prospects, or financial condition may be harmed or our stock price may decline.
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
Broad-based business or economic disruptions could adversely affect our ongoing or planned research and development and commercialization activities. For example, in December 2019, an outbreak of a novel strain of coronavirus spread to the majority of countries around the world, including the U.S. To date, the COVID-19 pandemic has caused significant disruptions to the U.S. and global economy and has contributed to significant volatility and negative pressure in financial markets. The global impact of the pandemic continues to evolve as additional cases of the virus are identified, public health officials learn more about the spread of the virus and the efficacy of containment measures, new strains of the virus that causes COVID-19 proliferate, and vaccines against the virus are developed and distributed. Many countries, including certain states and cities in the U.S., have reacted by instituting varying levels of quarantine and social distancing requirements, restrictions on travel, and mandatory closures of and/or occupancy limits for businesses. Although some of these restrictions have been and may from time to time be eased or lifted, in response to local surges and new waves of infection, some countries, states, and local governments have reinstituted, or may reinstitute, these restrictions, and additional, more restrictive orders, proclamations, and/or directives may be issued in the future.
The extent to which the COVID-19 pandemic, or the future outbreak of any other highly infectious or contagious diseases, impacts our business, including our commercialization efforts, preclinical studies, and clinical trial operations, will depend on continuously changing circumstances, which are highly uncertain and cannot be predicted with confidence, such as the duration of such pandemic including future waves of infection, new strains of the virus that causes COVID-19, or the impact of the increasing availability of effective vaccines, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. The ongoing fluidity of this situation precludes any prediction as to the full impact of the COVID-19 pandemic, but it could have a material adverse effect on our business, financial condition, and results of operations. The COVID-19 pandemic may also have the effect of heightening many of the risks described herein, including the below:
•Our ability to successfully launch, commercialize, and generate revenue from QINLOCK may be adversely affected by the economic impact of the COVID-19 pandemic. For example, in the U.S. we plan to utilize various programs to help patients afford our products, including patient assistance programs for eligible patients. Market disruption and higher levels of unemployment caused by the COVID-19 pandemic may lead to delays in obtaining insurance coverage and reimbursement of newly approved products as well as an increase in the numbers of uninsured patients and patients who may no longer be able to afford their co-insurance or co-pay obligations. These factors may lead to increased utilization of our patient assistance programs, which could reduce revenues.
•The COVID-19 pandemic may also negatively impact our commercialization strategy for QINLOCK. Some hospitals and other medical institutions continue to have limited hospital access for non-patients, which includes our sales personnel. In addition, social distancing requirements and precautionary measures due to COVID-19 have impacted the ability of our sales personnel to interact in-person with customers in the same way as they did before the COVID-19 pandemic. As a result, in many circumstances we have needed to limit our interactions with physicians and payors and adapt our launch strategies and tactics to a virtual model, including developing and deploying various technology-enabled platforms for virtual engagement such as remote detailing, digital and non-personal marketing channels, and social media. These circumstances may adversely affect the ability of our sales professionals to effectively market QINLOCK to physicians and the rate of uptake for QINLOCK, which may have a negative impact on our sales and our market penetration. In addition, patient visits with physicians in specialties such as oncology have decreased as a result of COVID-19, due to travel restrictions, social distancing requirements, prioritization of healthcare resources to address the pandemic, and/or fear of exposure to the virus, which could have a material adverse impact on new patient starts and overall patient treatment volume.
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
•Other potential impacts of the COVID-19 pandemic on our clinical trials include difficulties associated with patient visits for screening enrollment and study conduct, and study monitoring, which may be paused or delayed due to changes in policies at various clinical sites, federal, state, local, or foreign laws, rules, and regulations, including closure of site access to outside monitors, quarantines, social distancing guidelines, or other travel restrictions, prioritization of healthcare resources toward pandemic efforts, including diminished attention of physicians serving as our clinical trial investigators and reduced availability of site staff supporting the conduct of clinical trials, heightened exposure of patients, principal investigators, and site staff to COVID-19 if a surge occurs in their geography, or other reasons related to the COVID-19 pandemic. We are working closely with our study sites and CROs to allow for utilization of remote and local assessments, such as televisits, in accordance with FDA guidance, as well as to ensure availability of study drug for patients, but we cannot assure you these efforts will be successful or that our clinical trial activities will not be adversely affected, delayed, or interrupted by COVID-19. Despite our efforts to address these risks, some patients and clinical investigators may not be able to comply with clinical trial protocols if quarantines or social distancing guidelines impede movement or interrupt healthcare services or if medical resources are reallocated to focus on patients suffering from complications related to COVID-19. If patients choose to withdraw from our studies or we choose to or are required to pause enrollment and/or patient dosing or other clinical trial related activities in order to preserve healthcare resources, protect trial participants from being exposed to unacceptable health risks or comply with access restrictions resulting from COVID-19, our studies and related timelines may be adversely affected. It is unknown how long these pauses or disruptions could continue. In addition, other aspects of our clinical trials may be adversely affected, delayed, or interrupted while the COVID-19 pandemic continues or if future surges or waves of infection occur, including, for example, site initiation, patient recruitment, availability of clinical trial materials and data analysis.
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
•Health regulatory agencies globally may experience disruptions in their operations as a result of the COVID-19 pandemic. The FDA and comparable foreign regulatory agencies may have slower response times or be under-resourced and, as a result, review, inspection, and other timelines may be materially delayed. For example, in April 2020, the FDA stated that its New Drug Program was continuing to meet program user fee performance goals, but due to many agency staff working on COVID-19 activities, it was possible that the FDA would not be able to sustain that level of performance indefinitely. Since March 2020, when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring, and pre-approval inspections on a prioritized basis. The FDA has developed a rating system to assist in determining when and where it is safe to conduct domestic inspections and resumed inspections in China and India in early 2021. In April 2021, the FDA issued guidance for the industry formally announcing plans to employ remote interactive evaluations, using risk management methods, to meet user fee commitments and goal dates. Should the FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions related to COVID-19, and the FDA does not determine a remote interactive evaluation to be appropriate, the FDA has stated that it generally intends to issue a complete response letter. Further, if there is inadequate information to make a determination on the acceptability of a facility, the FDA may defer action on the application until an inspection can be completed. In 2020, several companies announced receipt of complete response letters due to the FDA's inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. It is unknown how long these disruptions could continue, were they to occur. Any elongation or de-prioritization of our clinical trials or delay in regulatory review or inspection resulting from such disruptions could materially affect the development and study of our drug candidates.
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
There is a substantial amount of intellectual property litigation in the biotechnology and pharmaceutical industries, and we may become party to, or threatened with, litigation or other adversarial proceedings regarding intellectual property rights with respect to our drug or drug candidates, including interference proceedings before the U.S. Patent and Trademark Office (USPTO).

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
Investment in pharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We were formed and commenced operations in 2003. Other than QINLOCK, we have no approved products for commercial sale and have not generated substantial revenue from product sales. We continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we have never been profitable and have incurred losses in each year since inception. For the three months ended March 31, 2021 and the year ended December 31, 2020, we reported a net loss of $61.3 million and $266.5 million, respectively. As of March 31, 2021, we had an accumulated deficit of $815.8 million.
Since our inception, we have focused substantially all of our efforts and financial resources on developing our proprietary compound library, including, without limitation, the preclinical and clinical development of QINLOCK and our drug candidates and, more recently, establishing a commercial infrastructure. On May 15, 2020, QINLOCK was approved by the FDA for the treatment of adult patients with advanced GIST who have received prior treatment with three or more kinase inhibitors, including imatinib. We are also developing QINLOCK for the treatment of second-line GIST. Except for QINLOCK, all of our drug candidates, including vimseltinib, rebastinib, and DCC-3116, are still in preclinical and clinical development. To date, we have not generated substantial revenue from the product sales of QINLOCK and have funded our operations primarily with proceeds from the sales of our common stock in public offerings and under the Sales Agreement, sales of preferred shares, proceeds from the issuance of convertible notes, payments received under a concluded collaboration agreement, upfront and milestone payments received under our license agreement with Zai, borrowings under a repaid construction loan, and research and development grants from the Kansas Bioscience Authority. Since our inception, we received an aggregate of $1.2 billion in net proceeds from such transactions. As of March 31, 2021, our cash, cash equivalents, and marketable securities were $502.2 million.
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
Our ability to become profitable depends upon our ability to generate revenue. To date, we have not generated substantial revenue from sales of QINLOCK, and we do not know when, or if, we will generate profits or positive operating cash flows. We also have not obtained marketing approval for QINLOCK outside of the U.S., and other select jurisdictions, or for any other indications, and we have not obtained marketing approval for any of our drug candidates. We do not expect to generate significant revenue from our drug candidates unless and until we obtain marketing approval for, and begin to sell, such drug candidates. Our ability to generate further revenue from sales of QINLOCK or revenue from sales of our drug candidates depends on a number of factors, including, but not limited to, our ability to:
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

•commercialize QINLOCK by deploying a sales force and marketing QINLOCK in the U.S. and, if approved, in Europe and, either ourselves or through third parties, in other jurisdictions where we receive approval including Canada and Australia, assisting our licensee, Zai, in its efforts to develop and commercialize QINLOCK in the PRC and Hong Kong and, if approved, in Macau and Taiwan, and/or entering into additional license and/or collaboration agreements and/or distribution arrangements with third parties;
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
We believe that our cash, cash equivalents, and marketable securities as of March 31, 2021, together with anticipated product and royalty revenues, but excluding any potential future milestone payments or other payments under our collaboration or license agreements, if any, will enable us to fund our operating expenses and capital expenditure requirements into the first half of 2023. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.
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
As of March 31, 2021, our executive officers and directors, combined with our stockholders who own more than 10% of our outstanding capital stock, beneficially own shares, in the aggregate, representing approximately 32% of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to exert significant influence over all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would have significant influence over the election of directors and approval of any merger, consolidation, or sale of all or substantially all of our assets. This concentration of ownership control may:
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
Our stock price is likely to be volatile. The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. Our common stock is currently quoted on the Nasdaq Global Select Market under the symbol "DCPH." Since our common stock began trading on the Nasdaq Global Select Market on September 28, 2017, our stock has traded at prices as low as $15.15 per share and as high as $71.11 per share through March 31, 2021. Market prices for our common stock will be influenced by a number of factors, including:
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
Effective as of December 31, 2020, we became a large accelerated filer, which will increase our costs and demands on management.
As a result of our public float (the market value of our common shares held by non-affiliates) as of June 30, 2020, we became a large accelerated filer as of December 31, 2020 and therefore no longer qualify as an "emerging growth company," as defined in the JOBS Act. Additionally, due to our public float as of June 30, 2020, we no longer qualify as a "smaller reporting company" as defined in the Exchange Act. However, we were not required to reflect the change in our smaller reporting company status, and comply with the associated increased disclosure obligations, until our first quarterly report in our next fiscal year following June 30, 2020 (i.e., the quarterly report for the three-month period ended March 31, 2021).
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
We currently rely on various third-party CROs to conduct our ongoing clinical trials for QINLOCK, vimseltinib, and rebastinib, and in our planned Phase 1 trial of DCC-3116, and do not plan to independently conduct any clinical trials for our future drug candidates. We expect to continue to rely on third parties, such as CROs, clinical data management organizations, medical institutions, and clinical investigators, to conduct our clinical trials. We also rely on CROs, including third-party laboratories, to conduct some of our preclinical studies. Agreements with these third parties might terminate or be amended for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements, that would delay our product development and commercialization activities.
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
We have only limited supply arrangements in place with respect to our drug candidates and sole source supplier arrangements for our commercial supply of drug substance, and finished drug product for QINLOCK. We acquire many key materials on a purchase order basis. As a result, while we have commercial supply arrangements for our drug substance and finished drug product for QINLOCK, we do not have long term supply arrangements with respect to our drug candidates and other materials. We do not currently have arrangements in place for redundant supply or a second source for drug substance or drug product. We rely on our sole source suppliers to manufacture all of our drug substance and finished drug product for commercialization of QINLOCK unless and until we add additional sources. If we obtain marketing approval for any of our drug candidates, we will need to establish an agreement for commercial manufacture with a third party. Any performance failure on the part of our existing or future manufacturers could delay clinical development, marketing approval, or commercial supply, including with respect to QINLOCK. If our current sole source suppliers, or future third-party manufacturers, cannot perform as agreed, or if such contract manufacturers choose to terminate their agreements with us, we would be required to replace such manufacturers. We may incur added costs, delays, and difficulties in identifying and qualifying any such replacement manufacturer or in reaching an agreement with any such alternative manufacturers. In addition, we depend on the proprietary technology of our third-party manufacturers for QINLOCK and certain of our drug candidates.
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
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act), drafted in response to the U.S. COVID-19 pandemic, became law. Throughout the COVID-19 pandemic, there has been public concern over the availability and accessibility of critical medical products, and the CARES Act enhances FDA's existing authority with respect to drug shortage measures. Under the CARES Act, we must have in place a risk management plan that identifies and evaluates the risks to the supply of approved drugs for certain serious diseases or conditions for each establishment where the drug or active pharmaceutical ingredient is manufactured. The risk management plan will be subject to FDA review during an inspection. If we experience shortages in the supply of our marketed product, our results could be materially impacted.
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
We have in the past, currently have, and may in the future, seek third-party licensees and/or collaborators for the development and commercialization of certain approved drugs or drug candidates on a selective basis. Our likely licensees and/or collaborators for any arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies, and biotechnology companies. For example, in 2019, we licensed QINLOCK for development and commercialization in Greater China to Zai, a China and U.S.-based commercial stage biopharmaceutical company. In March 2021, Zai received regulatory approval to market QINLOCK in the PRC and Hong Kong. We will not derive revenue from Zai's sales of QINLOCK in Greater China, if any, and will in return for the license rights granted receive specified payments in the form of an upfront payment, certain milestone payments, if achieved, and royalties on the licensee's potential sales of QINLOCK in Greater China during a specified period.
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

DECIPHERA PHARMACEUTICALS, INC.

Date: May 4, 2021	By:	/s/ Thomas P. Kelly
Thomas P. Kelly Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
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