Form 10-Q
period 2021-06-30
Deciphera Pharmaceuticals, Inc.
filed 2021-08-03
CIK 1654151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 30, 2021, there were 58,041,410 shares of Common Stock, $0.01 par value per share, outstanding.

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
•Our failure to obtain additional marketing approvals in foreign jurisdictions, including Europe, would prevent QINLOCK and our drug candidates from being marketed more extensively internationally, and any approval we are granted for QINLOCK or our drug candidates in the United States (U.S.) would not assure approval of QINLOCK or our drug candidates in foreign jurisdictions.
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
•If we experience delays or difficulties in the enrollment of patients in clinical trials, including in our clinical trials of vimseltinib, rebastinib, or DCC-3116, our receipt of necessary marketing approvals could be delayed or prevented.
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
•We have incurred significant operating losses since our inception and have not generated sufficient revenue to result in a profit from product sales. We expect to incur continued losses for the foreseeable future and may never achieve or maintain profitability.
•We have a limited operating history, have not successfully completed late-stage clinical trials for any drug candidate other than QINLOCK, and have not generated sufficient revenue to result in a profit from product sales or profits from our operations. We may never achieve or sustain profitability.
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

FORWARD-LOOKING STATEMENTS
This Form 10-Q contains forward-looking statements, which reflect our current views with respect to, among other things, our operations and financial performance. All statements other than statements of historical facts contained in this Form 10-Q, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plan, objectives of management and expected market growth are forward-looking statements. You can identify these forward-looking statements by the use of words such as "outlook," "believes," "expects," "potential," "continues," "may," "will," "should," "seeks," "approximately," "predicts," "intends," "plans," "estimates," "anticipates," or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under "Risk Factors" and include, among other things:
•our ability to successfully commercialize QINLOCK for the treatment of adult patients with advanced gastrointestinal stromal tumor (GIST) who have received prior treatment with three or more kinase inhibitors, including imatinib, in the U.S., and any other jurisdictions where we may receive marketing approval in the future;
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
•our ability and plans in continuing to maintain and build out our commercial infrastructure and successfully marketing and selling QINLOCK and any current or future drug candidate for which we may receive marketing approval, including our plans with respect to the focus and activities of our sales force, the nature of our marketing, market access, and patient support activities, and our pricing of QINLOCK;
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

PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements.
Deciphera Pharmaceuticals, Inc.
Consolidated Balance Sheets
(Unaudited, in thousands, except share and per share amounts)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$90,947	$135,897
Short-term marketable securities	304,405	416,033
Accounts receivable, net	18,608	13,896
Inventory	8,206	5,716
Prepaid expenses and other current assets	14,977	12,489
Total current assets	437,143	584,031
Long-term marketable securities	55,605	9,375
Long-term investments—restricted	3,102	3,102
Property and equipment, net	9,588	9,583
Operating lease assets	35,128	36,341
Total assets	$540,566	$642,432
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$14,022	$12,308
Accrued expenses and other current liabilities	49,428	55,227
Operating lease liabilities	2,604	2,457
Total current liabilities	66,054	69,992
Operating lease liabilities, net of current portion	27,856	28,764
Total liabilities	93,910	98,756
Commitments and contingencies (Note 7)
Stockholders' equity:
Common stock, $0.01 par value per share; 125,000,000 shares authorized; 58,033,984 shares and 57,596,144 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	580	576
Additional paid-in capital	1,332,249	1,297,557
Accumulated other comprehensive income (loss)	26	11
Accumulated deficit	(886,199)	(754,468)
Total stockholders' equity	446,656	543,676
Total liabilities and stockholders' equity	$540,566	$642,432
The accompanying notes are an integral part of these consolidated financial statements.

Deciphera Pharmaceuticals, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Product revenues, net	$22,048	$4,825	$42,010	$4,825
Collaboration revenues	1,525	2,265	6,719	2,327
Total revenues	23,573	7,090	48,729	7,152
Cost and operating expenses:
Cost of sales	1,275	8	1,497	8
Research and development	59,984	46,081	115,665	97,469
Selling, general, and administrative	32,828	29,933	63,575	53,869
Total cost and operating expenses	94,087	76,022	180,737	151,346
Loss from operations	(70,514)	(68,932)	(132,008)	(144,194)
Other income (expense):
Interest and other income, net	81	1,691	277	4,146
Total other income (expense), net	81	1,691	277	4,146
Net loss	$(70,433)	$(67,241)	$(131,731)	$(140,048)

Net loss per share—basic and diluted	$(1.21)	$(1.20)	$(2.28)	$(2.56)
Weighted average common shares outstanding—basic and diluted	57,987,095	55,920,122	57,867,795	54,743,778

Comprehensive loss:
Net loss	$(70,433)	$(67,241)	$(131,731)	$(140,048)
Other comprehensive income (loss):
Unrealized losses on marketable securities	(53)	(771)	(23)	(119)
Currency translation adjustment	36	—	38	—
Total other comprehensive income (loss)	(17)	(771)	15	(119)
Total comprehensive loss	$(70,450)	$(68,012)	$(131,716)	$(140,167)
The accompanying notes are an integral part of these consolidated financial statements.

Deciphera Pharmaceuticals, Inc.
Consolidated Statements of Stockholders' Equity
(Unaudited, in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, March 31, 2021	57,901,020	$579	$1,318,157	$43	$(815,766)	$503,013
Issuance of common stock under stock option and incentive and employee stock purchase plans	132,964	1	1,721	—	—	1,722
Stock-based compensation expense	—	—	12,371	—	—	12,371
Other comprehensive income (loss)	—	—	—	(17)	—	(17)
Net loss	—	—	—	—	(70,433)	(70,433)
Balance, June 30, 2021	58,033,984	$580	$1,332,249	$26	$(886,199)	$446,656

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2020	57,596,144	$576	$1,297,557	$11	$(754,468)	$543,676
Issuance of common stock sold, net of underwriting discounts, commissions and offering costs	172,094	2	8,546	—	—	8,548
Issuance of common stock under stock option and incentive and employee stock purchase plans	265,746	2	2,656	—	—	2,658
Stock-based compensation expense	—	—	23,490	—	—	23,490
Other comprehensive income (loss)	—	—	—	15	—	15
Net loss	—	—	—	—	(131,731)	(131,731)
Balance, June 30, 2021	58,033,984	$580	$1,332,249	$26	$(886,199)	$446,656
The accompanying notes are an integral part of these consolidated financial statements.

Deciphera Pharmaceuticals, Inc.
Consolidated Statements of Stockholders' Equity (continued)
(Unaudited, in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, March 31, 2020	55,681,027	$557	$1,231,726	$763	$(560,786)	$672,260
Issuance of common stock under stock option and incentive plan	400,966	4	4,823	—	—	4,827
Stock-based compensation expense	—	—	10,609	—	—	10,609
Other comprehensive income (loss)	—	—	—	(771)	—	(771)
Net loss	—	—	—	—	(67,241)	(67,241)
Balance, June 30, 2020	56,081,993	$561	$1,247,158	$(8)	$(628,027)	$619,684

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2019	51,617,639	$516	$1,033,819	$111	$(487,979)	$546,467
Issuance of common stock sold in public offering, net of underwriting discounts, commissions and offering costs	3,659,090	37	188,348	—	—	188,385
Issuance of common stock under stock option and incentive plan	805,264	8	7,388	—	—	7,396
Stock-based compensation expense	—	—	17,603	—	—	17,603
Other comprehensive income (loss)	—	—	—	(119)	—	(119)
Net loss	—	—	—	—	(140,048)	(140,048)
Balance, June 30, 2020	56,081,993	$561	$1,247,158	$(8)	$(628,027)	$619,684
The accompanying notes are an integral part of these consolidated financial statements.

Deciphera Pharmaceuticals, Inc.
Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(131,731)	$(140,048)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Stock-based compensation expense	23,490	17,603
Depreciation expense	1,475	944
Noncash lease expense	1,675	1,062
Net amortization (accretion) of premium (discounts) on marketable securities	847	(2,010)
Changes in operating assets and liabilities:
Accounts receivable	(4,712)	(7,384)
Inventory	(4,156)	(798)
Prepaid expenses and other current assets	(2,489)	(146)
Accounts payable	1,711	(7,056)
Accrued expenses and other current liabilities	(4,536)	(2,436)
Operating lease liabilities	(1,223)	(945)
Net cash flows used in operating activities	(119,649)	(141,214)
Cash flows from investing activities:
Purchases of marketable securities	(212,121)	(818,182)
Maturities of marketable securities	260,612	323,263
Sales of marketable securities	16,033	479,746
Purchases of property and equipment	(1,069)	(3,653)
Increase in restricted investments	—	(615)
Net cash flows provided by (used in) investing activities	63,455	(19,441)
Cash flows from financing activities:
Proceeds from offerings of common stock, net of underwriting discounts and commissions	8,588	189,037
Payments of offering costs	(40)	(652)
Proceeds from stock option exercises and employee stock purchase plan	2,658	7,396
Net cash flows provided by financing activities	11,206	195,781
Net increase (decrease) in cash and cash equivalents	(44,988)	35,126
Effect of exchange rate changes on cash and cash equivalents	38	—
Cash and cash equivalents at beginning of period	135,897	120,320
Cash and cash equivalents at end of period	$90,947	$155,446
The accompanying notes are an integral part of these consolidated financial statements.

Deciphera Pharmaceuticals, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

1. Nature of the Business and Summary of Significant Accounting Policies
Nature of the Business
Deciphera Pharmaceuticals, Inc. (the Company) is a biopharmaceutical company focused on discovering, developing, and commercializing important new medicines to improve the lives of people with cancer. The Company is leveraging its proprietary switch-control kinase inhibitor platform and deep expertise in kinase biology to develop a broad portfolio of innovative medicines. The Company has one approved drug, QINLOCK® (ripretinib), referred to as QINLOCK, which was developed through its proprietary platform. Beyond QINLOCK, the Company is developing three clinical stage drug candidates and advancing its research-stage programs. The Company wholly owns QINLOCK and all of its drug candidates with the exception of a development and commercialization out-license agreement for QINLOCK in the People's Republic of China (the PRC), Hong Kong, Macau, and Taiwan, referred to as Greater China. The Company is preparing for a potential launch of QINLOCK in Europe and the Company has entered, and intends in the future to enter, into select distributor arrangements to offer QINLOCK in geographies where the Company does not intend to distribute QINLOCK on its own, such as Australia and Canada.
On May 15, 2020, QINLOCK was approved by the United States (U.S.) Food and Drug Administration (FDA) for the treatment of adult patients with advanced gastrointestinal stromal tumor (GIST) who have received prior treatment with three or more kinase inhibitors, including imatinib. Following the FDA approval of QINLOCK, in May 2020, the Company commenced commercial sales of QINLOCK in the U.S. In June 2020, QINLOCK was authorized for sale in Canada by Health Canada for the treatment of adult patients with advanced GIST who have received prior treatment with imatinib, sunitinib, and regorafenib. In July 2020, the Australian Therapeutic Goods Administration approved QINLOCK for the treatment of adult patients with advanced GIST who have received prior treatment with three or more kinase inhibitors, including imatinib. In March 2021, the China National Medical Products Administration (NMPA) approved QINLOCK for the treatment of adult patients with advanced GIST who have received prior treatment with three or more kinase inhibitors, including imatinib. In March 2021, the Hong Kong Department of Health approved QINLOCK in Hong Kong for the treatment of adult patients with advanced GIST who have received prior treatment with imatinib, sunitinib, and regorafenib.
The Company is subject to risks and uncertainties common to companies in the biotechnology industry, including, but not limited to, development by competitors of new technological innovations, dependence on key personnel, market acceptance and the successful commercialization of QINLOCK or any of the Company's current or future drug candidates for which it receives marketing approval, competition for QINLOCK or any of the Company's current or future drug candidates for which it receives marketing approval, protection of proprietary technology, ability to complete late-stage clinical trials, ability to obtain and maintain regulatory approvals, compliance with government regulations, the impact of the novel coronavirus (COVID-19) pandemic on its operations, and the ability to secure additional capital to fund operations. QINLOCK and the Company's drug candidates currently under development will require significant additional research and development efforts, including extensive preclinical and/or clinical testing and regulatory approval. In addition to supporting its research and development efforts, the Company will be required to invest in the Company's commercial capabilities and infrastructure, to support its commercialization of QINLOCK, the Company's first approved drug, and any current or future drug candidate for which the Company obtains marketing approval. These efforts require significant amounts of additional capital, adequate personnel and infrastructure, and extensive compliance-reporting capabilities. Even if the Company's drug development and commercialization efforts are successful, it is uncertain when, if ever, the Company will realize sufficient revenue to result in a profit from product sales of QINLOCK or any current or future drug candidates for which it receives marketing approval.
The full extent to which the COVID-19 pandemic, or the future outbreak of any other highly infectious or contagious diseases, may impact the Company's business, including its preclinical studies, clinical trial operations, or commercialization efforts will depend on continuously changing circumstances, which are highly uncertain and cannot be predicted at this time, such as the duration of such pandemic including future waves of infection, new strains of the virus that causes COVID-19, or the impact of the increasing availability of effective vaccines, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. The Company is continuing to monitor the long-term impact of COVID-19, if any, on its financial condition and results of operations. The ongoing fluidity of this situation precludes any prediction as to the full impact of the COVID-19 pandemic but it could have a material adverse effect on the Company's business, financial condition, and results of operations. The COVID-19 pandemic may also have the effect of heightening the risks to which the Company is subject, including various aspects of the Company's preclinical studies and ongoing clinical trials, the reliance on third parties in the Company's supply chain for materials and manufacturing of the

Deciphera Pharmaceuticals, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

Company's drug and drug candidates, disruptions in health regulatory agencies' operations globally, the volatility of the Company's common stock, and its ability to access capital markets, and the Company's ability to successfully commercialize and generate revenue from sales of QINLOCK.
In February 2020, the Company issued and sold 3,659,090 shares of its common stock in a follow-on public offering at a public offering price of $55.00 per share, resulting in net proceeds of $188.4 million after deducting underwriting discounts and commissions and other offering expenses.
In August 2020, the Company entered into an Open Market Sale Agreement℠ (the Sales Agreement) with Jefferies LLC (Jefferies), pursuant to which the Company may issue and sell shares of its common stock having aggregate offering proceeds of up to $200.0 million (the Shares) from time to time through Jefferies as its sales agent. Upon delivery of a placement notice and subject to the terms and conditions of the Sales Agreement, Jefferies may sell the Shares by any method permitted by law deemed to be an "at the market offering" as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. The Company may sell the Shares in amounts and at times to be determined by the Company from time to time subject to the terms and conditions of the Sales Agreement, but it has no obligation to sell any Shares under the Sales Agreement. The Company or Jefferies may suspend or terminate the offering of Shares upon notice to the other party and subject to other conditions. During the six months ended June 30, 2021, the Company issued 172,094 shares resulting in net proceeds of $8.5 million after deducting underwriting discounts and commissions and other offering expenses under the Sales Agreement. As of June 30, 2021, there was up to $172.5 million available for future issuance under the Sales Agreement.
Basis of Presentation
The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets, and the satisfaction of liabilities and commitments in the ordinary course of business. Since inception, the Company has incurred recurring losses including net losses of $131.7 million and $266.5 million for the six months ended June 30, 2021 and the year ended December 31, 2020, respectively. As of June 30, 2021, the Company had an accumulated deficit of $886.2 million. The Company expects to continue to generate operating losses for the foreseeable future. The Company expects that its cash, cash equivalents, and marketable securities of $451.0 million as of June 30, 2021 will be sufficient to fund its operating expenses and capital expenditure requirements through at least 12 months from the issuance date of these consolidated financial statements. The future viability of the Company is dependent on its ability to raise additional capital to fund its operations.
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
The consolidated balance sheet as of December 31, 2020 was derived from audited financial statements, but does not include all disclosures required by GAAP. The accompanying unaudited consolidated financial statements as of June 30, 2021 and for the three and six months ended June 30, 2021 and 2020 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto for the year ended December 31, 2020 included in the Company's Annual Report on Form 10-K (Form 10-K) on file with the SEC.

Deciphera Pharmaceuticals, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company's consolidated financial position as of June 30, 2021 and consolidated results of operations and comprehensive loss for the three and six months ended June 30, 2021 and 2020 and consolidated cash flows for the six months ended June 30, 2021 and 2020 have been made. The consolidated results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2021.
The significant accounting policies used in preparation of these consolidated financial statements for the three and six months ended June 30, 2021 are consistent with those discussed in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements in the Company's Form 10-K for the year ended December 31, 2020.
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
For periods in which the Company has reported net losses, diluted net loss per common share is the same as basic net loss per common share, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss for the three and six months ended June 30, 2021 and 2020.
The following potential dilutive securities, presented based on amounts outstanding at the end of each reporting period, have been excluded from the calculation of diluted net loss per share because including them would have had an anti-dilutive impact:

	As of June 30,
	2021	2020
Options to purchase common stock	6,798,894	7,073,775
Unvested restricted common stock units	814,277	466,955
Unvested employee stock purchase plan shares	34,183	39,600
Total	7,647,354	7,580,330
Comprehensive Loss and Accumulated Other Comprehensive Income (Loss)
Comprehensive loss includes net loss as well as other changes in stockholders' equity (deficit) that result from transactions and economic events other than those with shareholders. For the three and six months ended June 30, 2021, the Company's other comprehensive income (loss) consisted of unrealized gains (losses) on marketable securities and foreign currency translation adjustments. For the three and six months ended June 30, 2020, the Company's other comprehensive income (loss) consisted of unrealized gains (losses) on marketable securities.
As of June 30, 2021, accumulated other comprehensive income (loss) primarily consisted of unrealized gains (losses) on marketable securities. As of December 31, 2020, accumulated other comprehensive income (loss) consisted of unrealized gains (losses) on marketable securities.

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
Net product revenues by geography consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
U.S.	$20,732	$4,825	$40,019	$4,825
Rest of world	1,316	—	1,991	—
Total product revenues, net	$22,048	$4,825	$42,010	$4,825
Activity in each of the product revenue allowance and reserve categories is summarized as follows:

(in thousands)	Trade discounts and allowances	Chargebacks and administrative fees	Government rebates and other incentives	Returns	Total
Balance as of December 31, 2020	$152	$264	$2,433	$532	$3,381
Provision related to sales in the current year	1,150	1,580	3,953	800	7,483
Adjustments related to prior period sales	83	57	(22)	(395)	(277)
Credits and payments made during the period for current year sales	(1,022)	(1,515)	(770)	(335)	(3,642)
Credits and payments made during the period for prior period sales	(205)	(97)	(645)	(95)	(1,042)
Balance as of June 30, 2021	$158	$289	$4,949	$507	$5,903
The total reserves described above are summarized as components of the Company's consolidated balance sheets as follows:

(in thousands)	As of June 30, 2021	As of December 31, 2020
Reduction of accounts receivable, net	$414	$363
Component of accrued expenses and other current liabilities	5,489	3,018
Total revenue-related reserves	$5,903	$3,381
Collaboration Revenues
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

Deciphera Pharmaceuticals, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

annual net sales of the Licensed Products in the Territory, subject to adjustments in specified circumstances. Additionally, certain costs incurred by the Company associated with the Zai License Agreement are reimbursed by Zai.
During the three and six months ended June 30, 2020, revenues recognized under the Zai License Agreement included the achievement of a $2.0 million development milestone in the second quarter of 2020.
During the six months ended June 30, 2021, revenues recognized under the Zai License Agreement included the achievement of a $5.0 million development milestone in the first quarter of 2021 associated with the approval of QINLOCK for the treatment of adult patients with advanced GIST who have received prior treatment with three or more kinase inhibitors, including imatinib, by the China NMPA in March 2021. Additionally, during the second quarter of 2021, following the approvals of QINLOCK in the PRC and Hong Kong in March 2021, the Company began recognizing royalty revenues under the Zai License Agreement.
Please read Note 3, Revenues, to the consolidated financial statements in the Company's Form 10-K for the year ended December 31, 2020 for further details on the Zai License Agreement.
Zai Supply Agreement
In February 2020, the Company entered into a Supply Agreement (the Zai Supply Agreement) with Zai, as required by terms in the Zai License Agreement, pursuant to which the Company will supply the Licensed Products to Zai for use in the Territory for clinical trials as well as commercial inventory, if QINLOCK obtained regulatory approval in the Territory. In March 2021, QINLOCK was approved in the PRC and in Hong Kong. Subject to the Zai Supply Agreement, costs incurred by the Company for clinical and commercial supply are reimbursed by Zai.
During the second quarter of 2021, following the approvals of QINLOCK in the PRC and Hong Kong in March 2021, the Company began recognizing revenues associated with sales of commercial inventory of QINLOCK under the Zai Supply Agreement.

Deciphera Pharmaceuticals, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

3. Marketable Securities and Fair Value Measurements
The following tables present marketable securities by contractual maturity and security type:

As of June 30, 2021 (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Due within one year:
Commercial paper	$137,536	$18	$(12)	$137,542
U.S. government securities	76,556	16	(1)	76,571
Corporate debt securities	58,029	2	(18)	58,013
Certificates of deposit	32,267	12	—	32,279
Due after one year through five years:
Corporate debt securities	51,348	5	(39)	51,314
U.S. government securities	4,288	3	—	4,291
Total	$360,024	$56	$(70)	$360,010

As of December 31, 2020 (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Due within one year:
U.S. government securities	$298,335	$49	$(1)	$298,383
Commercial paper	62,037	9	(15)	62,031
Corporate debt securities	38,309	—	(34)	38,275
Certificates of deposit	17,344	1	(1)	17,344
Due after one year through five years:
U.S. government securities	9,370	5	—	9,375
Total	$425,395	$64	$(51)	$425,408

Deciphera Pharmaceuticals, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

The following tables present information about the Company's financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

As of June 30, 2021 (in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$—	$59,919	$—	$59,919
Commercial paper	—	2,200	—	2,200
Marketable securities:
Commercial paper	—	137,542	—	137,542
Corporate debt securities	—	109,327	—	109,327
U.S. government securities	—	80,862	—	80,862
Certificates of deposit	—	32,279	—	32,279
Total	$—	$422,129	$—	$422,129

As of December 31, 2020 (in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$—	$46,676	$—	$46,676
U.S. government securities	—	30,000	—	30,000
Marketable securities:
U.S. government securities	—	307,758	—	307,758
Commercial paper	—	62,031	—	62,031
Corporate debt securities	—	38,275	—	38,275
Certificates of deposit	—	17,344	—	17,344
Total	$—	$502,084	$—	$502,084
The table above excludes certificates of deposit totaling $3.1 million as of both June 30, 2021 and December 31, 2020 that the Company held to secure a letter of credit associated with its leases and to secure a credit card account. The certificates of deposit are Level 2 instruments and are measured at carrying value in the consolidated balance sheets in long-term investments—restricted and approximate fair value. For additional information on the letter of credit associated with the Company's leases, please read Note 7, Leases, to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.
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

Deciphera Pharmaceuticals, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

Capitalized inventory consisted of the following:

(in thousands)	As of June 30, 2021	As of December 31, 2020
Raw materials	$1,352	$1,352
Work in process	6,543	4,142
Finished goods	311	222
Total inventory	$8,206	$5,716
Inventory written down as a result of excess, obsolescence, unmarketability, or other reasons is charged to cost of sales, and totaled less than $0.1 million during the six months ended June 30, 2021. There were no inventory amounts written down and charged to cost of sales during the three months ended June 30, 2021 or during the three and six months ended June 30, 2020.
5. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

(in thousands)	As of June 30, 2021	As of December 31, 2020
Accrued research and development	$29,214	$31,259
Payroll and related expenses	8,886	17,255
Professional fees	5,433	3,306
Revenue-related reserves	5,489	3,018
Other	406	389
Total accrued expenses and other current liabilities	$49,428	$55,227

6. Stock-Based Awards
The Company grants stock-based awards under its 2017 Stock Option and Incentive Plan (the 2017 Plan) and is authorized to issue common stock under its 2017 Employee Stock Purchase Plan (ESPP). The Company also has outstanding stock options under its 2015 Equity Incentive Plan but is no longer granting awards under this plan. As of June 30, 2021, 2,449,611 shares of common stock were available for issuance under the 2017 Plan. As of June 30, 2021, 1,729,854 shares of common stock were available for issuance to participating employees under the ESPP. Employees began participating in the ESPP program during the second quarter of 2020.
Stock-based compensation expense was classified in the consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Research and development expenses	$5,594	$5,293	$10,553	$8,564
Selling, general, and administrative expenses	6,777	5,316	12,937	9,039
Total stock-based compensation	$12,371	$10,609	$23,490	$17,603
As of June 30, 2021, total unrecognized compensation cost related to the unvested share-based awards was $121.7 million, which is expected to be recognized over a weighted average of 2.7 years.
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
Notes to the Consolidated Financial Statements
(Unaudited)

7. Commitments and Contingencies
Purchase Commitments Associated with Commercial Supply Agreements
The Company has entered into commercial supply agreements related to the supply of QINLOCK that require the Company to make binding forecasts for a certain amount of purchases. The related cancellation clauses would as a general matter require the Company to pay the full amount of these binding forecasts. As of June 30, 2021, the Company's contractual commitments for its commercial supply agreements were $8.6 million, which are expected to be paid within one year.
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
Indemnification Agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and senior management that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of June 30, 2021 or December 31, 2020.
8. Subsequent Event
In August 2021, the Company entered into an agreement with Sprint Bioscience (Sprint) to exclusively in-license worldwide rights to a research-stage program targeting VPS34, a key kinase in the autophagy pathway for the potential treatment of cancer.
Pursuant to the terms of the agreement, the Company will make an upfront payment of $4.0 million during the third quarter of 2021. Sprint would also be eligible to receive from the Company up to an additional $273.0 million in potential development and commercial milestone payments as well as tiered percentage royalties ranging from the mid-single-digits to the low-double-digits on the sales of a future drug from the program, if approved.

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
We expect to announce top-line results from our pivotal Phase 3 trial in second-line GIST, INTRIGUE, in the fourth quarter of 2021. Additionally, we announced that we are planning to initiate a Phase 1b/2 trial of QINLOCK in combination with binimetinib, a commercially available MEK inhibitor, in patients with post-imatinib GIST, in the fourth quarter of 2021.
Rebastinib
Rebastinib is currently in clinical development for the treatment of multiple solid tumors in combination with chemotherapy in two Phase 1b/2 trials, one with paclitaxel and one with carboplatin. The Phase 1b/2 trial of rebastinib in combination with paclitaxel is a two-part, open-label, multicenter study assessing the safety, tolerability, anti-tumor activity, and pharmacokinetics of rebastinib in patients with advanced or metastatic solid tumors. As previously announced, in Part 2 of the trial of rebastinib in combination with paclitaxel, designed as a Simon 2-stage design, we observed the required number of responses in Part 2, Stage 1 in both the endometrial and platinum-resistant ovarian cancer (PROC) cohorts, triggering the expansion of enrollment in these cohorts.
We expect to present updated data from the ongoing Phase 1b/2 trial of rebastinib in combination with paclitaxel in the PROC cohort in the third quarter of 2021 and finalize the pivotal development plan for rebastinib in combination with paclitaxel in the second half of 2021, subject to favorable data and discussions with regulators. In August 2021, we announced that the inflammatory breast cancer and gynecological carcinosarcoma cohorts in Part 2, Stage 1 of the trial of rebastinib in combination with paclitaxel, did not advance to Part 2, Stage 2. Enrollment in these cohorts has been closed.
In August 2021, we announced that the platinum-sensitive ovarian cancer cohort in Part 2, Stage 1 of the trial of rebastinib in combination with carboplatin, designed as a Simon 2-stage design, did not advance to Part 2, Stage 2. Enrollment in the trial has been closed.
DCC-3116
In June 2021, we announced dosing of the first patient in the Phase 1, multicenter, open-label, first-in-human study of DCC-3116. DCC-3116 is an investigational ULK kinase inhibitor designed to inhibit autophagy and is being studied as a single agent and in combination with trametinib, a commercially available MEK inhibitor, in patients with advanced or metastatic tumors with a documented RAS or RAF mutation who have progressed despite standard therapies, or for whom conventional therapy is not considered effective or tolerable, as judged by the investigator.
Recent Corporate Update
In August 2021, we entered into an agreement with Sprint Bioscience (Sprint) to exclusively in-license worldwide rights to a research-stage program targeting VPS34, a key kinase in the autophagy pathway for the potential treatment of cancer. VPS34 is involved in the endosomal trafficking of cellular cargo targeted for lysosomal degradation in cancer cells. Targeting VPS34 may provide an additional approach to regulating autophagy that is complementary to inhibition of ULK kinase by blocking VPS34-mediated immunosuppression in tumors.
Pursuant to the terms of the agreement, we will make an upfront payment of $4.0 million during the third quarter of 2021. Sprint would also be eligible to receive from us up to an additional $273.0 million in potential development and commercial milestone payments as well as tiered percentage royalties ranging from the mid-single-digits to the low-double-digits on the sales of a future drug from the program, if approved.
Coronavirus (COVID-19)
The full extent to which the COVID-19 pandemic, or the future outbreak of any other highly infectious or contagious diseases, may impact our business, including our preclinical studies, clinical trial operations, or commercialization efforts will depend on continuously changing circumstances, which are highly uncertain and cannot be predicted at this time, such as the duration of such pandemic including future waves of infection, new strains of the virus that causes COVID-19, or the impact of the increasing availability of effective vaccines, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. The ongoing fluidity of this situation precludes any prediction as to the full impact of the COVID-19 pandemic but it could have a material adverse effect on our business, financial condition, and results of operations. The COVID-19 pandemic may also have the effect of heightening the risks to which we are subject, including various aspects of our preclinical studies and ongoing clinical trials, the reliance on third parties in our supply chain for materials and manufacturing of our drug and drug candidates, disruptions in health regulatory agencies' operations globally, the volatility of our common stock, our ability to access capital markets, and our ability to successfully commercialize and generate revenue from QINLOCK.
We are continuing to assess the long-term impact of COVID-19 on our business operations in an effort to mitigate interruption to our clinical programs, research efforts, commercialization of QINLOCK, and other business activities and to ensure the safety and well-being of our employees, as well as the physicians and patients participating in our clinical studies. Although COVID-19 infections have decreased in the U.S. and in many countries worldwide from the height of the pandemic, local surges and new waves of infection continue to be reported, in particular as caused by new variants of the virus that causes COVID-19 and the lack of availability of effective vaccines in certain countries or regions, or failure to utilize available vaccines in other geographies. Although some of the restrictions aimed at minimizing the spread of COVID-19 have been and may from time to time be eased or lifted in the U.S. and other countries, in response to local surges and waves of infection, including those caused by the Delta variant, some countries, states, and local governments have maintained or reinstituted these restrictions, or may reinstitute these restrictions from time to time, in response to rising rates of infection. In response to the COVID-19 pandemic, we have implemented precautionary measures to protect the health and safety of our employees, partners, and patients, including encouraging all employees, other than those engaged in laboratory research activities, to work-from-home, and requiring adherence to onsite occupancy limits and appropriate safety measures designed to comply with federal, state, and local guidelines. These safety measures may be eased, lifted, or reinstituted in accordance with updates to such guidelines.
Our ability to successfully commercialize and generate revenue from QINLOCK may be adversely affected by the impact of the COVID-19 pandemic. While restrictive safety measures are in place, limited hospital access for non-patients, including our sales personnel, social distancing requirements, and precautionary measures due to COVID-19 may impact the ability of our sales personnel to interact in-person with customers in the same manner as they did before the COVID-19 pandemic. In response, we have implemented a virtual sales model to supplement traditional means of customer engagement. Although some of these restrictions have been, and may continue to be lifted in certain healthcare institutions, the impact of prior and continued COVID-19 related safety measures, and the potential for reimposition of restrictions due to local surges and new waves of infection, including those caused by the Delta variant, may adversely affect the ability of our sales professionals to effectively market QINLOCK to physicians, which may have a negative impact on our sales and our market penetration. In addition, in the U.S. we are utilizing various programs to help patients afford our products, including patient assistance programs for eligible patients. Market disruption and higher levels of unemployment caused by the COVID-19 pandemic may lead to increased utilization of our patient assistance programs, which could reduce revenues.

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
On May 15, 2020, QINLOCK was approved by the FDA for the treatment of adult patients with advanced GIST who have received prior treatment with three or more kinase inhibitors, including imatinib. Following the FDA approval of QINLOCK, in May 2020, we commenced commercial sales of QINLOCK in the U.S. and began generating product revenue. We may generate revenue in the future from a combination of product sales or payments from collaboration, distribution, or any potential additional license agreements that we may enter into with third parties. We expect that our revenue in the foreseeable future will be derived primarily from sales of QINLOCK and, payments, if any, made under the license (the Zai License Agreement) and supply (the Zai Supply Agreement) agreements we entered into with Zai in June 2019 and February 2020, respectively, including royalty revenues under the Zai License Agreement following the approvals of QINLOCK in the PRC and Hong Kong in March 2021. We cannot provide assurance as to what extent we will generate revenue from the commercialization of QINLOCK or if, when, or to what extent we will generate revenue from the commercialization and sale of our drug candidates for which we receive marketing approval, if any. Additionally, we cannot provide assurance as to the extent of future royalty payments, the timing of future milestone payments, or that we will receive any of these payments at all. We may never succeed in obtaining regulatory approval for any of our drug candidates other than QINLOCK.
Product Revenues, Net
Following the FDA approval of QINLOCK in May 2020, we commenced commercial sales of QINLOCK in the U.S. and began generating product revenue. During the three and six months ended June 30, 2021 and 2020, our only source of product revenues was from the sales of QINLOCK. Product revenues are recorded net of estimates of variable consideration. Please read Note 2, Revenues, of these consolidated financial statements for further details of the reserves recorded for variable considerations.
Collaboration Revenues
For the three and six months ended June 30, 2021 and 2020, collaboration revenues were associated with the Zai License Agreement and Zai Supply Agreement.
Zai License Agreement
Pursuant to the terms of the Zai License Agreement, we received an upfront cash payment of $20.0 million and became eligible to receive up to $185.0 million in potential development and commercial milestone payments, consisting of up to $50.0 million of development milestones and up to $135.0 million of commercial milestones. In addition, during the term of the Zai License Agreement, Zai will be obligated to pay us tiered percentage royalties ranging from low to high teens on annual net sales of QINLOCK, including certain follow-on compounds (the Licensed Products), in Greater China, subject to adjustments in specified circumstances. Additionally, certain costs we incur associated with the Zai License Agreement are reimbursed by Zai.
During the second quarter of 2021, following the approvals of QINLOCK in the PRC and Hong Kong in March 2021, we began recognizing royalty revenues under the Zai License Agreement.

Zai Supply Agreement
Pursuant to the terms of the Zai Supply Agreement, costs we incur for external manufacturing services are reimbursed by Zai. During the second quarter of 2021, following the approvals of QINLOCK in the PRC and Hong Kong in March 2021, we began recognizing revenues associated with sales of commercial inventory of QINLOCK under the Zai Supply Agreement.
Cost of Sales
Our cost of sales includes external costs of producing and distributing inventories that are related to product revenue during the respective period of the associated sales. In addition, shipping and handling costs for product shipments are recorded in cost of sales as incurred. Further, cost of sales includes the external costs of producing and distributing commercial inventories sold under the Zai Supply Agreement. Cost of sales also includes charges related to inventory written down as a result of excess, obsolescence, unmarketability, or other reasons.
Cost of sales for newly launched products, such as QINLOCK, will not be significant until the initial pre-launch inventory is depleted, and additional inventory is manufactured and sold. As a result, the gross margin on sales of QINLOCK for the three and six months ended June 30, 2021 and 2020 was enhanced by sales of the initial pre-launch inventory, and therefore, use of active pharmaceutical ingredients and components that were previously expensed as research and development expenses prior to the launch of QINLOCK.
Operating Expenses
The successful development and commercialization of our drug and drug candidates is highly uncertain. This is due to the numerous risks and uncertainties, including the following:
•continuing to establish sales, marketing, and distribution capabilities to support the commercialization of QINLOCK or our drug candidates, if and when approved, whether alone or in collaboration with others such as Zai, our licensee for QINLOCK in Greater China;
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
A change in the outcome of any of these variables with respect to the commercialization of QINLOCK or the development of our drug or any of our drug candidates would significantly change the costs and timing associated with the commercialization of QINLOCK or development of our drug or that drug candidate. We may never succeed in obtaining regulatory approval for any of our drug candidates other than QINLOCK.

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
We anticipate that our selling, general, and administrative expenses will increase as we continue to support the commercialization of QINLOCK in the U.S., the potential launch of QINLOCK in Europe, if approved, and the establishment of a targeted commercial infrastructure in key European markets. We also anticipate that we will continue to incur accounting, audit, legal, regulatory, compliance, and investor and public relations expenses associated with growth of the business and continued operations as a public company.
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
Consistent with our income tax disclosures described under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations—Components of Our Results of Operations" in our Form 10-K for the year ended December 31, 2020 on file with the SEC, as of June 30, 2021, we have not recorded any U.S. federal or state income tax benefits for either the net losses we have incurred or our earned research and orphan drug credits, due to the uncertainty of realizing a benefit from those items in the future.
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

Results of Operations
Comparison of the Three and Six Months Ended June 30, 2021 and 2020
The following table summarizes our results of operations for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Revenues:
Product revenues, net	$22,048	$4,825	$42,010	$4,825
Collaboration revenues	1,525	2,265	6,719	2,327
Total revenues	23,573	7,090	48,729	7,152
Cost and operating expenses:
Cost of sales	1,275	8	1,497	8
Research and development	59,984	46,081	115,665	97,469
Selling, general, and administrative	32,828	29,933	63,575	53,869
Total cost and operating expenses	94,087	76,022	180,737	151,346
Loss from operations	(70,514)	(68,932)	(132,008)	(144,194)
Other income (expense):
Interest and other income, net	81	1,691	277	4,146
Total other income (expense), net	81	1,691	277	4,146
Net loss	$(70,433)	$(67,241)	$(131,731)	$(140,048)
Revenues
Product Revenues, Net
During the three and six months ended June 30, 2021 and 2020, our only source of product revenues was from the sales of QINLOCK, which commenced in the U.S. in May 2020 following the FDA approval of QINLOCK on May 15, 2020. During the three and six months ended June 30, 2021 and 2020, net product revenues by geography consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
U.S.	$20,732	$4,825	$40,019	$4,825
Rest of world	1,316	—	1,991	—
Total product revenues, net	$22,048	$4,825	$42,010	$4,825
For the three and six months ended June 30, 2021 compared to the same periods in 2020, net product revenues increased $17.2 million and $37.2 million, respectively, primarily due to full quarters of sales in U.S. in the first and second quarters of 2021, as applicable, compared to a partial quarter of sales in the U.S. in the second quarter of 2020.
Collaboration Revenues
For the three months ended June 30, 2021 compared to the same period in 2020, collaboration revenues decreased $0.7 million primarily due to the recognition of a $2.0 million development milestone in the second quarter of 2020, partially offset by an increase in revenues under the Zai Supply Agreement and an increase from royalty revenues. During the second quarter of 2021, following the approvals of QINLOCK in the PRC and Hong Kong in March 2021, we began recognizing revenues associated with the sales of commercial inventory of QINLOCK under the Zai Supply Agreement and began recognizing royalty revenues under the Zai License Agreement.
For the six months ended June 30, 2021 compared to the same period in 2020, collaboration revenues increased $4.4 million primarily due to an increase in milestone revenues of $3.0 million under the Zai License Agreement. The increase in milestone revenues was due to the recognition of a $5.0 million development milestone in the first quarter of 2021 associated with the approval of QINLOCK for the treatment of adult patients with advanced GIST who have received prior treatment with three or more kinase inhibitors, including imatinib, by the China NMPA in March 2021, partially offset by the recognition of a $2.0 million development milestone in the second quarter of 2020. There were also increased revenues from the Zai Supply Agreement and an increase from royalty revenues.
Cost of Sales
During the three and six months ended June 30, 2021 and 2020, cost of sales by type consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Cost of product sales	$394	$8	$616	$8
Cost of collaboration sales	881	—	881	—
Total cost of sales	$1,275	$8	$1,497	$8
For the three and six months ended June 30, 2021 compared to the same periods in 2020, cost of sales increased $1.3 million and $1.5 million, respectively, primarily associated with the costs of commercial inventory of QINLOCK sold under the Zai Supply Agreement beginning in the second quarter of 2021 as well as increased product sales of QINLOCK due to full quarters of sales in U.S. in the first and second quarters of 2021, as applicable, compared to a partial quarter of sales in the U.S. in the second quarter of 2020. Cost of sales associated with product sales of QINLOCK was primarily related to packaging, labeling, shipping, and distribution costs. During the six months ended June 30, 2021, cost of sales also included a charge of less than $0.1 million for inventory written down as a result of excess, obsolescence, unmarketability, or other reasons. External manufacturing costs associated with QINLOCK inventory prior to FDA approval were previously expensed as research and development expenses and, therefore, are not included in cost of sales during the three and six months ended June 30, 2021 and 2020.
We expect our cost of sales for QINLOCK to increase as a percentage of net sales in future periods as we continue to produce inventory for future sales, which will reflect the full cost of manufacturing, and then sell such inventory. We expect that cost of net product sales in the U.S. will not be significant through at least 2021.

Operating Expenses
Research and Development Expenses
QINLOCK
For the six months ended June 30, 2021 compared to the same period in 2020, research and development expenses related to QINLOCK decreased primarily as a result of decreased clinical trial expenses of $8.9 million. Clinical trial expenses for QINLOCK decreased primarily as a result of decreased expenses associated with INTRIGUE, which we initiated in December 2018 and for which enrollment was completed in December 2020, and INVICTUS, which we initiated in January 2018 and announced top-line results from in August 2019. In addition, clinical trial expenses decreased due to decreased expenses associated with our ongoing Phase 1 trial of QINLOCK.
Vimseltinib
For the three and six months ended June 30, 2021 compared to the same periods in 2020, expenses related to our vimseltinib program increased primarily as a result of increases in clinical trial expenses of $3.1 million and $4.5 million and increases in manufacturing costs of $0.9 million and $1.8 million, respectively. Clinical trial expenses increased primarily due to increased activities associated with our ongoing Phase 1/2 study of vimseltinib to assess the safety, tolerability, pharmacokinetics, and pharmacodynamics in patients with tenosynovial giant cell tumor (TGCT), increased clinical pharmacology study activities, and expenses associated with planning for potential pivotal development of vimseltinib. Manufacturing costs for the vimseltinib program increased as a result of increased activities to support clinical trials.

Rebastinib
For the three and six months ended June 30, 2021 compared to the same periods in 2020, expenses related to our rebastinib program decreased primarily as a result of decreases in clinical trial expenses of $0.8 million and $1.9 million, respectively. The decrease in clinical trial expenses was primarily associated with our Phase 1b/2 trial of rebastinib in combination with paclitaxel due to the completion of enrollment of multiple cohorts in the trial, including completion of enrollment in Part 2, Stage 2 of both the endometrial and platinum-resistant ovarian cancer cohorts, as announced in February 2021.
DCC-3116
For the three and six months ended June 30, 2021 compared to the same periods in 2020, expenses related to our DCC-3116 program were relatively consistent as we completed preclinical studies, submitted our IND, and initiated clinical trials for DCC-3116. For the three and six months ended June 30, 2021 compared to the same periods in 2020, the changes in expenses were primarily as a result of increased clinical trial expenses of $0.9 million during each comparative period associated with our Phase 1 study of DCC-3116, in connection with which we announced dosing of the first patient in June 2021, and increased manufacturing costs of $0.2 million and $0.5 million, respectively, to support our Phase 1 study of DCC-3116, partially offset by decreased preclinical activities, including IND-enabling studies, of $1.0 million and $1.7 million, respectively.
Preclinical
For the three and six months ended June 30, 2021 compared to the same periods in 2020, the increases in preclinical costs of $1.7 million and $3.3 million, respectively, were associated with increased activities for our early-stage drug discovery programs.
Unallocated Expenses
For the three and six months ended June 30, 2021 compared to the same periods in 2020, the increases in unallocated research and development expenses were related to personnel-related and other research and development costs. For the three and six months ended June 30, 2021 compared to the same periods in 2020, the increases in personnel-related costs, including increases in stock-based compensation expense of $0.3 million and $2.0 million, respectively, were primarily due to an increase in headcount in our research and development functions. The increases in stock-based compensation expense were partially offset by $1.3 million of expenses related to the achievement of the vesting event associated with performance-based restricted stock units during the three and six months ended June 30, 2020. Increases in other research and development costs were primarily due to increased costs for temporary staffing of $1.3 million and $2.4 million, respectively, and increased technology-related costs to support our research and development functions as well as increases in facility-related expenses associated with a lease at our headquarters that commenced in July 2020.
We expect research and development expenses will increase in the second half 2021 as compared to the first half of 2021 as we continue to invest in the development of our clinical pipeline.
Selling, General, and Administrative Expenses
For the three and six months ended June 30, 2021 compared to the same periods in 2020, the increases in selling, general, and administrative expenses were primarily related to personnel-related costs and professional and consultant fees. For the three and six months ended June 30, 2021 compared to the same periods in 2020, the increases in personnel-related costs, including increases in stock-based compensation of $1.5 million and $3.9 million, respectively, were primarily a result of increases in headcount in our selling, general, and administrative functions. The increases in professional and consultant fees were primarily due to an increase in various advisory fees, including those related to establishing a targeted commercial infrastructure in key European markets to support a potential launch of QINLOCK in Europe, if approved.
We expect selling, general, and administrative expenses will increase in the second half of 2021 as compared to the first half of 2021 as we continue to execute on the commercialization of QINLOCK in the U.S. and prepare for a potential commercial launch in Europe, if approved.
Interest and Other Income, Net
For the three and six months ended June 30, 2021 compared to the same periods in 2020, the decreases in interest and other income, net, were primarily due to decreases in interest income earned on our cash equivalents and marketable securities associated with a decreased balance of our investment holdings and holding a greater proportion of lower yield investments.

Liquidity and Capital Resources
Since our inception in 2003, we have focused substantially all of our efforts and financial resources on organizing and staffing our company, business planning, raising capital, developing product and technology rights, conducting research and development activities for our drug candidates, building a commercial and marketing organization, and commercializing our first approved product, QINLOCK. Our only product approved for sale is QINLOCK and we have not generated sufficient revenues to result in a profit.
As a result, we have incurred significant operating losses since our inception. We have generated limited revenue to date primarily from our product sales and license and supply agreements with Zai. On May 15, 2020, QINLOCK was approved by the FDA for the treatment of adult patients with advanced GIST who have received prior treatment with three or more kinase inhibitors, including imatinib. Following the FDA approval of QINLOCK, in May 2020, we commenced commercial sales of QINLOCK in the U.S. and began generating product revenue. During the three and six months ended June 30, 2021 and 2020, our product revenues were primarily derived from sales of QINLOCK in the U.S. In addition to U.S. sales, we generate product revenue in select geographies where we do not currently intend to distribute QINLOCK on our own through exclusive distributor arrangements. During the second quarter of 2021, following the approvals of QINLOCK in the PRC and Hong Kong in March 2021, we also began to recognize royalty revenues under the Zai License Agreement. However, we cannot provide assurance as to what extent we will generate revenue from the commercialization of QINLOCK by us or our partners. We do not expect to generate revenue from sales of any drug candidates in the near future, if at all, unless and until we obtain marketing approval for, and begin to sell, such drug candidates. We may never generate revenues that are significant enough to achieve profitability.
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
In August 2020, we entered into the Sales Agreement with Jefferies, pursuant to which we may issue and sell shares of our common stock having aggregate offering proceeds of up to $200.0 million (the Shares) from time to time through Jefferies as our sales agent. Upon delivery of a placement notice and subject to the terms and conditions of the Sales Agreement, Jefferies may sell the Shares by any method permitted by law deemed to be an "at the market offering" as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. We may sell the Shares in amounts and at times to be determined by us from time to time subject to the terms and conditions of the Sales Agreement, but we have no obligation to sell any Shares under the Sales Agreement. We or Jefferies may suspend or terminate the offering of Shares upon notice to the other party and subject to other conditions. As of June 30, 2021, there was $172.5 million available for future issuance under the Sales Agreement.

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
3.Information presented above represents the total number of shares of our common stock issued, and total net proceeds from issuances of shares of our common stock, pursuant to the Sales Agreement through June 30, 2021. Shares issued pursuant to the Sales Agreement were sold on multiple days at varying prices.
Cash Flows
As of June 30, 2021, our principal sources of liquidity were cash, cash equivalents, and marketable securities of $451.0 million.
The following table summarizes our sources and uses of cash and cash equivalents for each of the periods presented:

	Six Months Ended June 30,
(in thousands)	2021	2020
Net cash flows used in operating activities	$(119,649)	$(141,214)
Net cash flows provided by (used in) investing activities	63,455	(19,441)
Net cash flows provided by financing activities	11,206	195,781
Net (decrease) increase in cash and cash equivalents	$(44,988)	$35,126
Operating Activities
During the six months ended June 30, 2021 compared to the same period in 2020, net cash flows used in operating activities decreased $21.6 million, resulting from a decrease in our net loss of $8.3 million, increases in net non-cash charges of $9.9 million, and increases in net cash flows related to changes in our operating assets and liabilities of $3.4 million. Net non-cash charges increased primarily due to an increase in share-based compensation of $5.9 million and an increase in net amortization of premiums on marketable securities of $2.9 million. The increase in net cash flows related to changes in our operating assets and liabilities were generally due to the timing of vendor invoicing and payments, settlement of accounts receivable, and capitalization of inventory.
Investing Activities
During the six months ended June 30, 2021 compared to the same period in 2020, net cash flows from investing activities increased $82.9 million, primarily resulting from a decrease in purchases of marketable securities of $606.1 million, partially offset by a decrease in proceeds from sales and maturities of marketable securities of $526.4 million.

Financing Activities
During the six months ended June 30, 2021 compared to the same period in 2020, net cash flows provided by financing activities decreased $184.6 million, primarily resulting from a decrease in net proceeds from offerings of our common stock of $180.4 million and a decrease in proceeds from stock option exercises and employee stock purchase plan activity of $4.7 million. Net of underwriting discounts and commissions and other offering costs, the decrease in proceeds from our offerings was due to our issuance in February 2020 of $188.4 million as compared to our issuances under the Sales Agreement during the six months ended June 30, 2021 of $8.5 million.
Funding Requirements
Our ability to generate product revenues sufficient to achieve profitability will depend heavily on the successful commercialization of QINLOCK and the development and eventual commercialization of one or more of our drug candidates. Our net loss was $131.7 million for the six months ended June 30, 2021 and $266.5 million for the year ended December 31, 2020. As of June 30, 2021, we had an accumulated deficit of $886.2 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We expect that our expenses and capital requirements will increase in connection with our ongoing activities, particularly as we:
•continue to commercialize QINLOCK in the U.S., and continue to build our global commercial capability as we actively prepare to bring QINLOCK to eligible patients around the world, including in Europe, if approved;
•continue with our ongoing pivotal Phase 3 study of QINLOCK in second-line GIST and potentially other areas of GIST treatment;
•continue with our ongoing and planned clinical programs for vimseltinib as a potential single agent therapy for the treatment of TGCT, rebastinib as a combination therapy in solid tumor cancers, and DCC-3116, our ULK kinase inhibitor, for the potential treatment of RAS or RAF mutant cancers;
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
We believe that our cash, cash equivalents, and marketable securities as of June 30, 2021 of $451.0 million, together with anticipated product and royalty revenues, but excluding any potential future milestone payments or other payments under our collaboration or license agreements, if any, will enable us to fund our operating expenses and capital expenditure requirements into the first half of 2023. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.
Contractual Obligations and Commitments
As of June 30, 2021, there have been no material changes to our contractual obligations and commitments outside the ordinary course of business from those that were presented in our Form 10-K for the year ended December 31, 2020.
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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.
Our cash, cash equivalents, and marketable securities as of June 30, 2021 consisted of cash, money market funds, commercial paper, corporate debt securities, U.S. government securities, and certificates of deposit. The primary objectives of our investment activities are to preserve principal, provide liquidity, and maximize income without significantly increasing risk. We have policies requiring us to invest in high-quality issuers, limit our exposure to any individual issuer, and ensure adequate liquidity. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of interest rates. Because of the general short-term nature of the instruments in our portfolio, we believe that a sudden change in market interest rates would not be expected to have a material impact on our financial position or results of operations. A potential change in fair value for interest rate sensitive instruments, which include marketable securities, has been assessed on a hypothetical 100 basis point adverse movement across all maturities. As of June 30, 2021 and December 31, 2020, we estimate that such hypothetical 100 basis point adverse movement would result in a hypothetical loss in fair value of approximately $3.6 million and $4.3 million, respectively, to our interest rate sensitive instruments.
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
Inflation generally affects us by increasing our cost of labor, clinical trial, and manufacturing costs. We do not believe that inflation had a material effect on our business, financial condition, or results of operations during the three and six months ended June 30, 2021 and 2020.
Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
To date, we have not generated sufficient revenue to result in a profit from the sale of products. On May 15, 2020, QINLOCK was approved by the FDA for the treatment of adult patients with advanced GIST who have received prior treatment with three or more kinase inhibitors, including imatinib. Our business currently depends heavily on our ability to successfully commercialize QINLOCK as a treatment for GIST in the U.S. and in other jurisdictions where we may obtain marketing approval, including Europe. We may never be able to successfully commercialize our product or meet our expectations with respect to revenues. We have never marketed, sold, or distributed for commercial use any pharmaceutical product other than QINLOCK in fourth-line GIST, with respect to which we only recently began commercial sales. There is no guarantee that the infrastructure, systems, processes, policies, relationships, and materials we have built for the commercialization of QINLOCK in the U.S. in GIST, or that we may build in Europe, will be sufficient for us to achieve success at the levels we expect.
We may encounter issues and challenges in commercializing QINLOCK and generating sufficient revenues to result in a profit. We may also encounter challenges related to reimbursement of QINLOCK, including potential limitations in the scope, breadth, availability, or amount of reimbursement covering QINLOCK. Similarly, healthcare settings or patients may determine that the financial burdens of treatment are not acceptable. We may face other limitations or issues related to the price of QINLOCK. Our results may also be negatively impacted if we have not adequately sized our field teams or our physician segmentation and targeting strategy is inadequate or if we encounter deficiencies or inefficiencies in our infrastructure or processes. Other factors that may hinder our ability to successfully commercialize QINLOCK, or any of our future approved drugs, and generate sufficient revenues to result in a profit, include:
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
•our ability to successfully complete our Phase 3 study of QINLOCK for second-line GIST and obtain marketing approval and acceptance in such indication and potentially other areas of GIST treatment;
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
Any of these issues could impair our ability to successfully commercialize our product or to generate sufficient revenues to result in a profit or profits or to meet our expectations with respect to the amount or timing of revenues or profits. Any issues or hurdles related to our commercialization efforts may materially adversely affect our business, results of operations, financial condition, and prospects. There is no guarantee that we will be successful in our commercialization efforts with respect to QINLOCK in fourth-line GIST or other indications. We may also experience significant fluctuations in sales of QINLOCK from period to period and, ultimately, we may never generate sufficient revenues from QINLOCK to reach or maintain profitability or sustain our anticipated levels of operations. Any inability on our part to successfully commercialize QINLOCK in the U.S., and any other international markets where it may subsequently be approved, including Europe, or any significant delay, could have a material adverse impact on our ability to execute upon our business strategy.
We have limited experience as a commercial company and the marketing and sale of QINLOCK or any future approved drugs may be unsuccessful or less successful than anticipated.
While we are commercializing QINLOCK in the U.S. in fourth-line and fourth-line plus GIST, and are preparing for the launch of QINLOCK in Europe, if approved, we have limited experience as a commercial company and there is limited information about our ability to successfully overcome many of the risks and uncertainties encountered by companies commercializing drugs in the biopharmaceutical industry. To execute our business plan, in addition to successfully marketing and selling QINLOCK, we will need to successfully:
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
We have scaled up our manufacturing process for QINLOCK, and will continue to scale up as needed in anticipation of greater drug requirements for commercialization. We do not currently own or operate manufacturing facilities for the production of QINLOCK or any drug candidates that may be approved in the future. We rely on sole source third-party suppliers to manufacture and supply QINLOCK which may not be able to produce sufficient inventory to meet commercial demand in a cost-efficient, timely manner, or at all. Our third-party suppliers may not be required to, or may be unable to, provide us with any guaranteed minimum production levels or have sufficient dedicated capacity for our drug. As a result, there can be no assurances that we will be able to obtain sufficient quantities of QINLOCK or any drug candidates that may be approved in the future, which could have a material adverse effect on our business as a whole.
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
On December 2, 2020, the HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers (PBMs), unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-

sale, as well as a safe harbor for certain fixed fee arrangements between PBMs and manufacturers. Further, implementation of this change and new safe harbors for point-of-sale reductions in price for prescription pharmaceutical products and PBM service fees are currently under review by the current U.S. presidential administration and may be amended or repealed. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the current U.S. presidential administration may reverse or otherwise change these measures, both the current U.S. presidential administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs.
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
Some of the provisions of the ACA have yet to be fully implemented, while certain provisions have been subject to reform through legislation and Executive Orders by the previous U.S. presidential administration and to judicial challenges. In 2012, the U.S. Supreme Court heard challenges to the constitutionality of the individual mandate and the viability of certain provisions of the ACA. The Supreme Court's decision upheld most of the ACA and determined that requiring individuals to maintain "minimum essential" health insurance coverage or pay a penalty to the Internal Revenue Service was within Congress's constitutional taxing authority. However, as a result of tax reform legislation enacted into law in late December 2017, the individual mandate has been eliminated, effective January 1, 2019. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the 2017 Tax Reform Act, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the Fifth Circuit U.S. Court of Appeals held that the individual mandate is unconstitutional. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case, and held oral arguments on November 10, 2020. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court's decision, the current U.S. president issued an executive order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for the purpose of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including, among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how other healthcare reform measures of the current U.S. presidential administration or other efforts, if any, to challenge, repeal, or replace the ACA will impact our business.
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
In addition, the Creating and Restoring Equal Access to Equivalent Samples Act (CREATES Act) was enacted in 2019 requiring sponsors of approved New Drug Applications (NDAs) and Biologics License Applications to provide sufficient quantities of product samples on commercially reasonable, market-based terms to entities developing generic drugs and biosimilar biological products. The law establishes a private right of action allowing developers to sue application holders that refuse to sell them product samples needed to support their applications. If we are required to provide product samples or allocate additional resources to responding to such requests or any legal challenges under this law, our business could be adversely impacted.
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
There has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which have resulted in several recent Congressional inquiries and proposed bills designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. In addition, the U.S. government, state legislatures, and foreign governments have shown significant interest in implementing cost-containment programs, including price-controls, restrictions on reimbursement, and requirements for substitution of generic products for branded prescription drugs to limit the growth of government paid healthcare costs. At the federal level, the current U.S. president signed an Executive Order on July 9, 2021 (the July 9, 2021 Executive Order) affirming the administration's policy to (i) support legislative reforms that would lower the price of prescription drug and biologics, including by allowing Medicare to negotiate drug prices, by imposing inflation caps, and, by supporting the development and market entry of lower-cost generic drugs and biosimilars; and (ii) support the enactment of a public health insurance option. Among other things, the July 9, 2021 Executive Order also directs the HHS to provide a report on actions to combat excessive pricing of prescription drugs, enhance the domestic drug supply chain, reduce the price that the Federal government pays for drugs, and address price gouging in the industry; and directs the FDA to work with states and Indian Tribes that propose to develop section 804 Importation Programs in accordance with the MMA, and the FDA's implementing regulations. The FDA released such implementing regulations on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the CMS issued an Interim Final Rule implementing the Most Favored Nation (MFN) Model under which Part B reimbursement rates will be calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. The MFN Model regulations mandate participation by identified Part B providers and would have applied to all U.S. states and territories for a seven-year period beginning January 1, 2021, and ending December 31, 2027. The MFN is currently subject to ongoing litigation. Further, authorities in Canada have passed rules designed to safeguard the Canadian drug supply from shortages. If implemented, importation of drugs from Canada and the MFN Model may materially and adversely affect the price we receive for any of our product candidates. Additionally, on December 2, 2020, the HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through PBMs, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between PBMs and manufacturers. Further, implementation of this change and new safe harbors for point-of-sale reductions in price for prescription pharmaceutical products and PBM service fees are currently under review by the current U.S. presidential administration and may be amended or repealed. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the current U.S. presidential administration may reverse or otherwise change these measures, both the current U.S. presidential administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs.
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
In June 2016, the U.K. held a referendum in which voters approved an exit from the EU, commonly referred to as "Brexit." This withdrawal has created political and economic uncertainty, particularly in the U.K. and the EU, where we currently conduct clinical trials and intend to seek marketing approvals in the future. During the Brexit transition period, which ended on December 31, 2020, the U.K. continued to follow all of the EU's rules and maintained its current trading relationship with the EU. In December 2020, the U.K. and EU signed an EU-U.K. Trade and Cooperation Agreement (the TCA), which became provisionally applicable on January 1, 2021 and has been formally applicable since May 1, 2021. The TCA sets out the arrangements between the U.K. and EU on trade in certain areas (e.g. goods and some services, energy, fisheries, social security coordination), however there is still uncertainty over how its terms will take effect in practice and there are still key aspects of the U.K.’s relationship with the EU which are not covered by the TCA, such as in respect of financial services. We expect that uncertainty over the terms of the TCA and other future agreements between the U.K. and EU will continue to cause political and economic uncertainty, which could harm our business and financial results. The withdrawal will, among other outcomes, disrupt the free movement of goods, services and people between the U.K. and the EU, and result in increased legal and regulatory complexities, as well as potential higher costs of conducting business in Europe. Until there is greater understanding on how the terms of the TCA will take effect in the long-term, and until the terms of other potential agreements that the U.K. may eventually enter into with the EU are known, it is not possible to determine the extent of the impact that the U.K.'s departure from the EU and/or any related matters may have on us; however, any of these effects of Brexit, and others we cannot anticipate, could adversely affect our business, business opportunities, results of operations, financial condition, and cash flows. Likewise, similar actions taken by European and other countries in which we operate could have a similar or even more profound impact.
For example, the TCA includes limited specific provisions concerning medicinal products, primarily regarding the mutual recognition of good manufacturing practice (GMP) inspections of manufacturing facilities for medicinal products and GMP documents issued, but does not foresee wholesale mutual recognition of U.K. and EU pharmaceutical regulations. Since the regulatory framework in the U.K. covering the quality, safety and efficacy of medicinal products, clinical trials, marketing authorizations, commercial sales and distribution of medicinal products is derived from EU directives and regulations, Brexit could materially impact the future regulatory regime with respect to the approval of our current or future product candidates in the U.K., now that the U.K. legislation has the potential to diverge from EU legislation. For instance, Great Britain (GB) (under the Northern Ireland Protocol, the EU regulatory framework will continue to apply in Northern Ireland and centralized EU authorizations will continue to be recognized) will now no longer be covered by the centralized procedure for obtaining marketing authorizations for medicinal products which are valid throughout the European Economic Area (EEA) (which comprises the 27 member states that comprise the EU (the Member States) plus Norway, Iceland, and Liechtenstein), and a separate process for authorization of drug products will be required in GB, resulting in an authorization covering the U.K. or GB only. In addition, the withdrawal of the U.K. from the EU has had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Any of these effects of Brexit, among others, could adversely affect our business, our results of operations, liquidity, and financial condition.

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
Also, on July 8, 2021, Colorado’s governor signed the Colorado Privacy Act (CPA), into law. The CPA is rather similar to the CPDA but also contains additional requirements. The new measure applies to companies conducting business in Colorado or who produce or deliver commercial products or services intentionally targeted to its residents of the state that either: (1) control or process the personal data of at least 100,000 consumers during a calendar year; or (2) derive revenue or receive a discount on the price of goods or services from the sale of personal data and process or control the personal data of at least 25,000 consumers.
With the CPA, Colorado became the third state to enact a comprehensive privacy law but it is quite possible that other states will follow suit. New privacy and data security laws have been proposed in more than half of the states in the U.S. and in the U.S. Congress, reflecting a trend toward more stringent privacy legislation in the U.S., which trend may accelerate with the new U.S. presidential administration. The existence of comprehensive privacy laws in different states in the country will make our compliance obligations more complex and costly and may require us to modify our data processing practices and policies and to incur substantial costs and potential liability in an effort to comply with such legislation.
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
In addition, we must also ensure that we maintain adequate safeguards to enable the transfer of personal data outside of the EEA or the U.K., in particular to the U.S., in compliance with European and U.K. data protection laws. We expect that we will continue to face uncertainty as to whether our efforts to comply with our obligations under European privacy laws will be sufficient. In some cases, we rely upon the standard contractual clauses to legitimize transfers of personal data out of Europe. On June 4, 2021, the European Commission issued new forms of standard contractual clauses for data transfers from controllers or processors in the EU/EEA (or otherwise subject to the GDPR) to controllers or processors established outside the EU/EEA (and not subject to the GDPR): The new forms of standard contractual clauses will replace the standard contractual clauses that were adopted previously under the Data Protection Directive. We will be required to transition to the new forms of standard contractual clauses and doing so will require significant effort and cost. The new standard contractual clauses may also impact our business as companies based in Europe may be reluctant to utilize the new clauses to legitimize transfers of personal information to third countries given the burdensome requirements of transfer impact assessments and the substantial obligations that the new standard contractual clauses impose upon exporters. If we are investigated by a European data protection authority, we may face fines and other penalties. Any such investigation or charges by European data protection authorities could have a negative effect on our existing business and on our ability to attract and retain new clients or pharmaceutical partners. We may also experience hesitancy, reluctance, or refusal by European or multi-national clients or pharmaceutical partners to continue to use our products due to the potential risk exposure as a result of the current (and, in particular, future) data protection obligations imposed on them by certain data protection authorities in interpretation of current law, including the GDPR. Such clients or pharmaceutical partners may also view any alternative approaches to compliance as being too costly, too burdensome, too legally uncertain, or otherwise objectionable and therefore decide not to do business with us. Any of the foregoing could materially harm our business, prospects, financial condition, and results of operations.
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
Specifically, there are a large number of pharmaceutical and biotechnology companies developing or marketing treatments for cancer that would be competitive with QINLOCK and the drug candidates we are developing, if such drug candidates are approved. Many of these companies are developing cancer therapeutics that are also kinase inhibitors. Although there are currently marketed drugs that have activity in GIST through their targeting of primary and secondary KIT mutants, other than avapritinib for GIST PDGFRA exon 18 mutations only, no currently marketed drug directly targets certain secondary resistance mutations in KIT and PDGFRA, and no currently marketed drug provides coverage of all KIT and PDGFRA mutants. With respect to QINLOCK, there are a number of large pharmaceutical companies and biotechnology companies marketing small molecule drugs or biologic drugs for the treatment of GIST, including Blueprint Medicines Corporation, Novartis AG (Novartis), Pfizer, Inc., and Bayer AG. We are also aware of pharmaceutical and biotechnology companies developing drugs for the treatment of GIST including AB Sciences S.A., Arog Pharmaceuticals, Inc., Chia Tai Tianqing Pharmaceutical Group CO., LTD, Cogent Biosciences, Inc., Daiichi Sankyo Company, Limited (Daiichi), Exelixis, Inc., Immunicum AB, Jiangsu HengRui, Inc., Merck KGaA, Ningbo Tai Kang Medical Technology Co. Ltd., Novartis, Taiho Pharmaceutical Co. Ltd, Theseus Pharmaceuticals, and Xencor, Inc. Further, there are numerous companies marketing or developing antibodies and small molecules targeting colony stimulating factor 1 receptor (CSF1R) inhibitors that we are seeking to target with our vimseltinib program, including Abbisko Therapeutics Co., Ltd., AmMax Bio, Inc., Daiichi, and SynOx Therapeutics Ltd. In addition, while we believe that rebastinib, a TEK tyrosine kinase (TIE2) inhibitor, is a novel molecule, we believe we may face competition from drug candidates in clinical trials that are not TIE2 inhibitors, including small molecule drug candidates in clinical trials from Clovis Oncology, Inc., Eisai Co., Ltd., and Novartis, and antibody therapeutics from AstraZeneca PLC, ImmunoGen, Inc., Roche Holding Ltd., Merck & Co., Inc., and Tesaro, a GlaxoSmithKline PLC company. With respect to DCC-3116, an ULK inhibitor designed to address mutant RAS and RAF cancers that entered a Phase 1 clinical study in the second quarter of 2021, we are aware of other companies that are also seeking to address these types of cancers through similar targets.
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
Our failure to obtain additional marketing approvals in foreign jurisdictions, including in Europe, would prevent QINLOCK and our drug candidates from being marketed more extensively internationally, and any approval we are granted for QINLOCK or our drug candidates in the U.S. would not assure approval of QINLOCK or our drug candidates in foreign jurisdictions.
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
If we and/or our partners are unable to maintain and further develop sales and marketing capabilities, we or our partners may not be successful in commercializing QINLOCK, or any of our drug candidates if and when they are approved, and we may not be able to generate sufficient revenues to result in a profit.
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
•the inability of sales personnel to obtain access to physicians or educate physicians about the benefits, safety, and effectiveness of QINLOCK or any future approved products or indications, in particular in light of current reduced in-person access to medical institutions and personnel in some areas and other significant disruptions to the healthcare system and community due to COVID-19;
•the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and
•unforeseen costs and expenses associated with creating an independent sales and marketing organization.
As a result of any potential partnerships in markets outside of the U.S. or Europe, or if we are unable to successfully establish our own sales and marketing capabilities in Europe and instead enter into arrangements with third parties to perform these services, our product revenues and our profitability, if any, are likely to be lower than if we were to market and sell any products that we develop ourselves. In addition, we may not be successful in entering into arrangements with third parties to market and sell QINLOCK or any future approved products or may be unable to do so on terms that are acceptable to us. We likely will have little control over such third parties, and any of these third parties may fail to devote the necessary resources and attention to develop (as necessary in the relevant jurisdiction), sell, and market QINLOCK or any future approved products effectively. If we do not maintain and expand our sales and marketing capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing QINLOCK or any of our drug candidates for which we receive marketing approval. In the event that we are unable to effectively deploy our sales organization or distribution strategy on a timely and efficient basis, if at all, the commercialization of QINLOCK and our drug candidates, if approved, could be delayed which would negatively impact our ability to generate product revenues.
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
If we experience delays or difficulties in the enrollment of patients in clinical trials, including in our clinical trials of vimseltinib, rebastinib, or DCC-3116, our receipt of necessary marketing approvals could be delayed or prevented.
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
We currently have no products that are approved for sale with the exception of QINLOCK. We are early in our development efforts for all of our drug candidates. Our three drug candidates are only in Phase 1 or Phase 1/2 studies.
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
Our drug candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale, and distribution are subject to comprehensive regulation by the FDA and other regulatory agencies in the U.S., the EMA and national competent authorities of the Member States in the EU, and China's NMPA and similar regulatory authorities outside the U.S. Failure to obtain marketing approval for a drug candidate will prevent us from commercializing the drug candidate. Our drug candidates are in the early stages of development and are subject to the risks of failure inherent in drug development. We have only received marketing authorization for QINLOCK in the U.S., and other select jurisdictions, and have not received marketing authorization for any of our drug candidates from regulatory authorities in any jurisdiction. We have only limited experience in conducting and managing clinical trials, and in submitting and supporting the applications necessary to seek marketing approvals and expect to rely on third-party CROs to assist us in this process. Securing marketing approval requires the submission of extensive nonclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the drug candidate's safety and efficacy. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. Our drug candidates may not be effective, may be only moderately effective, or may prove to have undesirable or unintended side effects, toxicities, or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use.
The process of obtaining marketing approvals, both in the U.S. and internationally, is expensive, may take many years if additional clinical trials are required, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity, and novelty of the drug candidates involved. Further, changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional nonclinical, clinical, or other studies. In addition, varying interpretations of the data obtained from nonclinical and clinical testing could delay, limit, or prevent marketing approval of a drug candidate. Any marketing approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable. If we experience delays in obtaining approval or if we fail to obtain approval of our drug candidates or expanded approval for QINLOCK in additional indications or geographies, the commercial prospects for our drug or drug candidates may be harmed and our ability to generate further revenues will be materially impaired.
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
Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the approval of another marketing application for the same drug for the same indication for that time period. The applicable period is seven years in the U.S. and ten years in the EU. Orphan drug exclusivity may be lost if the FDA or the EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. In addition, the FDA can subsequently approve a marketing application for the same drug, or a product with the same active moiety, for treatment of the same disease or condition if it concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. Similarly, the EMA may grant a marketing authorization to a similar medicinal product for the same indication as an authorized orphan product at any time if it is established that the second product, although similar, is safer, more effective or otherwise clinically superior to the authorized product. The FDA and EMA also can approve a different drug for the same orphan indication, or the same drug for a different indication, during the orphan exclusivity period.
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
Broad-based business or economic disruptions could adversely affect our ongoing or planned research and development and commercialization activities. For example, in December 2019, an outbreak of a novel strain of coronavirus spread to the majority of countries around the world, including the U.S. To date, the COVID-19 pandemic has caused significant disruptions to the U.S. and global economy and has contributed to significant volatility and negative pressure in financial markets. The global impact of the pandemic continues to evolve as additional cases of the virus are identified, public health officials learn more about the spread of the virus and the efficacy of containment measures, new strains of the virus that causes COVID-19 proliferate, and vaccines against the virus are developed and distributed. Many countries, including certain states and cities in the U.S., instituted varying levels of quarantine and social distancing requirements, restrictions on travel, and mandatory closures of and/or occupancy limits for businesses to mitigate the spread of the virus. Although some restrictions aimed at minimizing the spread of COVID-19 have been and may from time to time be eased or lifted in the U.S. and other countries, in response to local surges and new waves of infection, including those caused by the spread of the Delta variant, some countries, states, and local governments have maintained or reinstituted these restrictions, or may reinstitute these restrictions from time to time, in response to rising rates of infection.
The extent to which the COVID-19 pandemic, or the future outbreak of any other highly infectious or contagious diseases, impacts our business, including our commercialization efforts, preclinical studies, and clinical trial operations, will depend on continuously changing circumstances, which are highly uncertain and cannot be predicted with confidence, such as the duration of such pandemic including future waves of infection, new strains of the virus that causes COVID-19, or the impact of the increasing availability of effective vaccines, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. The ongoing fluidity of this situation precludes any prediction as to the full impact of the COVID-19 pandemic, but it could have a material adverse effect on our business, financial condition, and results of operations. The COVID-19 pandemic may also have the effect of heightening many of the risks described herein, including the below:
•Our ability to successfully commercialize and generate revenue from QINLOCK may be adversely affected by the economic impact of the COVID-19 pandemic. For example, in the U.S. we plan to utilize various programs to help patients afford our products, including patient assistance programs for eligible patients. Market disruption and higher levels of unemployment caused by the COVID-19 pandemic may lead to delays in obtaining insurance coverage and reimbursement of newly approved products as well as an increase in the numbers of uninsured patients and patients who may no longer be able to afford their co-insurance or co-pay obligations. These factors may lead to increased utilization of our patient assistance programs, which could reduce revenues.
•The COVID-19 pandemic may also negatively impact our commercialization strategy for QINLOCK. While restrictive safety measures are in place, limited hospital access for non-patients, which includes our sales personnel, social distancing requirements, and precautionary measures due to COVID-19 may impact the ability of our sales personnel to interact in-person with customers in the same way as they did before the COVID-19 pandemic. As a result, in many circumstances we have needed to limit our interactions with physicians and payors and adapt our commercialization strategies and tactics to a virtual model, including developing and deploying various technology-enabled platforms for virtual engagement such as remote detailing, digital and non-personal marketing channels, and social media. Although some of these restrictions have been, and may continue to be lifted in certain healthcare institutions, the impact of prior and continued COVID-19 related safety measures, and the potential for reimposition of restrictions due to local surges and new waves of infection, including those caused by the spread of the Delta variant, may adversely affect the ability of our sales professionals to effectively market QINLOCK to physicians and the rate of uptake for QINLOCK, which may have a negative impact on our sales and our market penetration. In addition, patient visits with physicians in specialties such as oncology have decreased as a result of COVID-19, due to travel restrictions, social distancing requirements, prioritization of healthcare resources to address the pandemic, and/or fear of exposure to the virus, which could have a material adverse impact on new patient starts and overall patient treatment volume.
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
•We currently rely on third parties to, among other things, manufacture raw materials, manufacture our product candidates for our clinical trials and our drug for commercial sales, ship investigational and commercial drug supply for use in clinical trials or by patients, as appropriate, perform quality testing, and supply other goods and services to run our business. If any such third parties in our supply chain for materials are adversely impacted by restrictions resulting from the COVID-19 pandemic, including staffing shortages, production slowdowns, disruptions in delivery systems, or repurposing of their facilities to produce supplies needed for COVID-19 remediation, our supply chain may be disrupted, limiting our ability to manufacture our product candidates for our clinical trials, our research and development operations, or for commercial sale of QINLOCK.
•We have implemented precautionary measures to protect the health and safety of our employees, partners, and patients during the COVID-19 pandemic, including encouraging our personnel, other than those engaged in laboratory research activities, to work remotely, and requiring adherence to onsite occupancy limits and appropriate safety measures designed to comply with federal, state, and local guidelines. These safety measures may be eased, lifted, or reinstituted in accordance with updates to such guidelines. Our increased reliance on personnel working from home may negatively impact productivity, or disrupt, delay, or otherwise adversely impact our business. In addition, this could increase our cyber security risk, create data accessibility concerns, and make us more susceptible to communication disruptions, any of which could adversely impact our business operations or delay necessary interactions with local and federal regulators, IRBs, and ethics committees, manufacturing sites, research or clinical trial sites, and other important agencies and contractors. Our business operations may be further disrupted if any of our employees, officers, or board of directors contract an illness related to COVID-19 and are unable to perform their duties.
•Our employees, and employees of third-party contractors responsible for conducting research activities may have limited or reduced access to laboratories for an extended period of time as a result of occupancy restrictions or the temporary closure of such workspaces and the possibility that governmental authorities impose or modify current restrictions. As a result, this could delay timely completion of ongoing preclinical activities, including completion of IND-enabling studies, our ability to select future development candidates, and initiation of additional clinical trials for our drug candidates.
•Health regulatory agencies globally may experience disruptions in their operations as a result of the evolving COVID-19 pandemic. The FDA and comparable foreign regulatory agencies may have slower response times or be under-resourced and, as a result, review, inspection, and other timelines may be materially delayed. For example, as of May 26, 2021, the FDA noted that it is continuing to ensure timely reviews of applications for medical products during the COVID-19 pandemic in line with its user fee performance goals. However, it is possible that the FDA may not be able to continue its current pace and approval times could be extended. Since March 2020, when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring, and pre-approval inspections on a prioritized basis. The FDA has developed a rating system to assist in determining when and where it is safe to conduct prioritized domestic inspections. As of May 2021, certain inspections, such as foreign preapproval, surveillance, and for-cause inspections that are not deemed mission-critical, remain temporarily postponed. In April 2021, the FDA issued guidance for the industry formally announcing plans to employ remote interactive evaluations, using risk management methods, to meet user fee commitments and goal dates and, in May 2021, announced plans to continue progress towards resuming standard operational levels. Should the FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions related to COVID-19, and the FDA does not determine a remote interactive evaluation to be adequate, the FDA has stated that it generally intends to issue a complete response letter or defer action on the application until an inspection can be completed. In 2020 and 2021, a number of companies announced receipt of complete response letters due to the FDA's inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. It is unknown how long these disruptions could continue, were they to occur. Any elongation or de-prioritization of our clinical trials or delay in regulatory review or inspection resulting from such disruptions could materially affect the development and study of our drug candidates.
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
We have incurred significant operating losses since our inception and have not generated sufficient revenue to result in a profit from product sales. We expect to incur continued losses for the foreseeable future and may never achieve or maintain profitability.
Investment in pharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We were formed and commenced operations in 2003. Other than QINLOCK, we have no approved products for commercial sale and have not generated sufficient revenue to result in a profit from product sales. We continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we have never been profitable and have incurred losses in each year since inception. For the six months ended June 30, 2021 and the year ended December 31, 2020, we reported a net loss of $131.7 million and $266.5 million, respectively. As of June 30, 2021, we had an accumulated deficit of $886.2 million.
Since our inception, we have focused substantially all of our efforts and financial resources on developing our proprietary compound library, including, without limitation, the preclinical and clinical development of QINLOCK and our drug candidates and, more recently, establishing a commercial infrastructure. On May 15, 2020, QINLOCK was approved by the FDA for the treatment of adult patients with advanced GIST who have received prior treatment with three or more kinase inhibitors, including imatinib. We are also developing QINLOCK for the treatment of second-line GIST. Except for QINLOCK, all of our drug candidates, including vimseltinib, rebastinib, and DCC-3116, are still in preclinical and clinical development. To date, we have not generated sufficient revenue to result in a profit from the product sales of QINLOCK and have funded our operations primarily with proceeds from the sales of our common stock in public offerings and under the Sales Agreement, sales of preferred shares, proceeds from the issuance of convertible notes, payments received under a concluded collaboration agreement, upfront and milestone payments received under our license agreement with Zai, borrowings under a repaid construction loan, and research and development grants from the Kansas Bioscience Authority. Since our inception, we received an aggregate of $1.3 billion in net proceeds from such transactions. As of June 30, 2021, our cash, cash equivalents, and marketable securities were $451.0 million.
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
Our ability to become profitable depends upon our ability to generate revenue. To date, we have not generated sufficient revenue to result in a profit from sales of QINLOCK, and we do not know when, or if, we will generate profits or positive operating cash flows. We also have not obtained marketing approval for QINLOCK outside of the U.S., and other select jurisdictions, or for any other indications, and we have not obtained marketing approval for any of our drug candidates. We do not expect to generate significant revenue from our drug candidates unless and until we obtain marketing approval for, and begin to sell, such drug candidates. Our ability to generate further revenue from sales of QINLOCK or revenue from sales of our drug candidates depends on a number of factors, including, but not limited to, our ability to:
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
•obtain approval of the EU MAA submitted to the EMA for QINLOCK;

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
We have a limited operating history, have not successfully completed late-stage clinical trials for any drug candidate other than QINLOCK, and have not generated sufficient revenue to result in a profit from product sales or profits from our operations. We may never achieve or sustain profitability.
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
We have not yet demonstrated our ability to successfully complete any Phase 2 or Phase 3 clinical trials other than for QINLOCK in fourth- and fourth-line plus GIST and we have not generated sufficient revenue to result in a profit from product sales or profit from our operations. Consequently, we may never achieve or sustain profitability and any predictions you make about our future success or viability may not be as accurate as they could be if we had an operating history with these activities.
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
We believe that our cash, cash equivalents, and marketable securities as of June 30, 2021, together with anticipated product and royalty revenues, but excluding any potential future milestone payments or other payments under our collaboration or license agreements, if any, will enable us to fund our operating expenses and capital expenditure requirements into the first half of 2023. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.
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
Identifying potential drug candidates and conducting preclinical testing and clinical trials and, for any drug candidates that receive marketing approval, establishing and maintaining a commercial infrastructure, is a time-consuming, expensive, and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain additional marketing approvals, including for QINLOCK in additional indications or geographies, and achieve sufficient revenues to result in a profit for any of our drug candidates that receive marketing approval, including for QINLOCK. In addition, QINLOCK and any of our drug candidates that receive marketing approval may not achieve commercial success. Accordingly, we will need to obtain substantial additional funds to achieve our business objectives. Adequate additional funds may not be available to us on acceptable terms, or at all.
Risks Related to Ownership of Our Common Stock
Raising additional capital may cause dilution to our stockholders, restrict our operations, or require us to relinquish rights to our technologies or drug candidates.
Until at least such time, if ever, as we can generate sufficient product revenues to result in a profit, we expect to finance our cash needs primarily through a combination of equity, debt, or other financings, collaborations, strategic alliances, and marketing, distribution, or licensing arrangements. We do not currently have any committed external source of funds. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of our securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures, or declaring dividends.
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
As of June 30, 2021, our executive officers and directors, combined with our stockholders who own more than 10% of our outstanding capital stock, beneficially own shares, in the aggregate, representing approximately 31% of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to exert significant influence over all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would have significant influence over the election of directors and approval of any merger, consolidation, or sale of all or substantially all of our assets. This concentration of ownership control may:
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
Our stock price is likely to be volatile. The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. Our common stock is currently quoted on the Nasdaq Global Select Market under the symbol "DCPH." Since our common stock began trading on the Nasdaq Global Select Market on September 28, 2017, our stock has traded at prices as low as $15.15 per share and as high as $71.11 per share through June 30, 2021. Market prices for our common stock will be influenced by a number of factors, including:
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
We currently rely on various third-party CROs to conduct our ongoing clinical trials for QINLOCK, vimseltinib, rebastinib, and DCC-3116, and do not plan to independently conduct any clinical trials for our future drug candidates. We expect to continue to rely on third parties, such as CROs, clinical data management organizations, medical institutions, and clinical investigators, to conduct our clinical trials. We also rely on CROs, including third-party laboratories, to conduct some of our preclinical studies. Agreements with these third parties might terminate or be amended for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements, that would delay our product development and commercialization activities.
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
For our other potential products, if we are not able to negotiate commercial supply terms with any third-party manufacturers, we may be unable to commercialize our drug candidates if they were to be approved, and our business and financial condition would be materially harmed. If we are forced to accept unfavorable terms for our relationships with any such third-party manufacturer, our business and financial condition would be materially harmed.
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

DECIPHERA PHARMACEUTICALS, INC.

Date: August 3, 2021	By:	/s/ Thomas P. Kelly
Thomas P. Kelly Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
2.1
Reorganization Agreement and Plan of Merger by and among the Registrant, Deciphera Pharmaceuticals, LLC and the other parties named therein, dated October 2, 2017. (Incorporated by reference to Exhibit 2.1 to the Registrant's Quarterly Report on Form 10-Q filed on November 14, 2017) (1)

3.1	Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on October 5, 2017).

3.2	Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on June 12, 2020)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
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