Form 10-Q
period 2021-09-30
Deciphera Pharmaceuticals, Inc.
filed 2021-11-02
CIK 1654151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
(Registrant's telephone number, including area code)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 29, 2021, there were 58,480,837 shares of Common Stock, $0.01 par value per share, outstanding.

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
•If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals for our drug and drug candidates, including regulatory approval of QINLOCK for second-line gastrointestinal stromal tumor (GIST), or if we experience a delay in drug supply, we will not be able to commercialize our drug candidates or expand our marketing for QINLOCK in additional indications or geographies, and our ability to generate revenue will be materially impaired.
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

FORWARD-LOOKING STATEMENTS
This Form 10-Q contains forward-looking statements, which reflect our current views with respect to, among other things, our operations and financial performance. All statements other than statements of historical facts contained in this Form 10-Q, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plan, objectives of management, and expected market growth are forward-looking statements. You can identify these forward-looking statements by the use of words such as "outlook," "believes," "expects," "potential," "continues," "may," "will," "should," "seeks," "approximately," "predicts," "intends," "plans," "estimates," "anticipates," or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under "Risk Factors" in this Form 10-Q and include, among other things:
•our ability to successfully commercialize QINLOCK for the treatment of adult patients with advanced GIST who have received prior treatment with three or more kinase inhibitors, including imatinib, in the U.S., and any other jurisdictions where we may receive marketing approval in the future;
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
•our ability and plans in continuing to maintain and build out our commercial infrastructure and successfully marketing and selling QINLOCK and any current or future drug candidate for which we may receive marketing approval, including our plans with respect to the focus and activities of our sales force, the nature of our marketing, market access, patient support activities, and our pricing of QINLOCK;
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
•the performance and experience of our licensee, Zai Lab (Shanghai) Co., Ltd. (Zai), to successfully develop and commercialize QINLOCK in the People's Republic of China (the PRC), Hong Kong, and Taiwan and, if approved, in Macau, these territories collectively referred to as Greater China, under the terms and conditions of our license agreement, and the performance of our distributors in other territories;
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
NOTE REGARDING TRADEMARKS
The Deciphera® word mark and logo and the QINLOCK® word mark and logo are registered trademarks of Deciphera Pharmaceuticals, LLC.
We have, in certain cases, omitted the ®, ©, and ™ designations for these and other trademarks used in this Form 10-Q. Nevertheless, all rights to such trademarks are reserved. These and other trademarks referenced in this Form 10-Q are the property of their respective owners.

PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements.
Deciphera Pharmaceuticals, Inc.
Consolidated Balance Sheets
(Unaudited, in thousands, except share and per share amounts)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$53,189	$135,897
Short-term marketable securities	289,081	416,033
Accounts receivable, net	18,049	13,896
Inventory	7,253	5,716
Prepaid expenses and other current assets	17,722	12,489
Total current assets	385,294	584,031
Long-term marketable securities	49,926	9,375
Long-term investments—restricted	3,102	3,102
Property and equipment, net	10,820	9,583
Operating lease assets	34,276	36,341
Total assets	$483,418	$642,432
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$13,502	$12,308
Accrued expenses and other current liabilities	59,625	55,227
Operating lease liabilities	2,662	2,457
Total current liabilities	75,789	69,992
Operating lease liabilities, net of current portion	27,172	28,764
Total liabilities	102,961	98,756
Commitments and contingencies (Note 8)
Stockholders' equity:
Common stock, $0.01 par value per share; 125,000,000 shares authorized; 58,327,889 shares and 57,596,144 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	583	576
Additional paid-in capital	1,345,746	1,297,557
Accumulated other comprehensive income (loss)	165	11
Accumulated deficit	(966,037)	(754,468)
Total stockholders' equity	380,457	543,676
Total liabilities and stockholders' equity	$483,418	$642,432
The accompanying notes are an integral part of these consolidated financial statements.

Deciphera Pharmaceuticals, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Product revenues, net	$21,682	$15,164	$63,692	$19,989
Collaboration revenues	1,538	285	8,257	2,612
Total revenues	23,220	15,449	71,949	22,601
Cost and operating expenses:
Cost of sales	917	90	2,414	98
Research and development	66,444	49,213	182,109	146,682
Selling, general, and administrative	35,527	30,143	99,102	84,012
Total cost and operating expenses	102,888	79,446	283,625	230,792
Loss from operations	(79,668)	(63,997)	(211,676)	(208,191)
Other income (expense):
Interest and other income, net	(170)	296	107	4,442
Total other income (expense), net	(170)	296	107	4,442
Net loss	$(79,838)	$(63,701)	$(211,569)	$(203,749)

Net loss per share—basic and diluted	$(1.37)	$(1.13)	$(3.65)	$(3.68)
Weighted average common shares outstanding—basic and diluted	58,107,611	56,390,748	57,948,612	55,296,775

Comprehensive loss:
Net loss	$(79,838)	$(63,701)	$(211,569)	$(203,749)
Other comprehensive income (loss):
Unrealized gains (losses) on marketable securities	(9)	47	(32)	(72)
Currency translation adjustment	148	—	186	—
Total other comprehensive income (loss)	139	47	154	(72)
Total comprehensive loss	$(79,699)	$(63,654)	$(211,415)	$(203,821)
The accompanying notes are an integral part of these consolidated financial statements.

Deciphera Pharmaceuticals, Inc.
Consolidated Statements of Stockholders' Equity
(Unaudited, in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, June 30, 2021	58,033,984	$580	$1,332,249	$26	$(886,199)	$446,656
Issuance of common stock under stock option and incentive plan	293,905	3	1,703	—	—	1,706
Stock-based compensation expense	—	—	11,794	—	—	11,794
Other comprehensive income (loss)	—	—	—	139	—	139
Net loss	—	—	—	—	(79,838)	(79,838)
Balance, September 30, 2021	58,327,889	$583	$1,345,746	$165	$(966,037)	$380,457

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2020	57,596,144	$576	$1,297,557	$11	$(754,468)	$543,676
Issuance of common stock sold, net of underwriting discounts, commissions and offering costs	172,094	2	8,546	—	—	8,548
Issuance of common stock under stock option and incentive and employee stock purchase plans	559,651	5	4,359	—	—	4,364
Stock-based compensation expense	—	—	35,284	—	—	35,284
Other comprehensive income (loss)	—	—	—	154	—	154
Net loss	—	—	—	—	(211,569)	(211,569)
Balance, September 30, 2021	58,327,889	$583	$1,345,746	$165	$(966,037)	$380,457
The accompanying notes are an integral part of these consolidated financial statements.

Deciphera Pharmaceuticals, Inc.
Consolidated Statements of Stockholders' Equity (continued)
(Unaudited, in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, June 30, 2020	56,081,993	$561	$1,247,158	$(8)	$(628,027)	$619,684
Issuance of common stock under stock option and incentive plan	559,072	5	3,223	—	—	3,228
Stock-based compensation expense	—	—	9,828	—	—	9,828
Other comprehensive income (loss)	—	—	—	47	—	47
Net loss	—	—	—	—	(63,701)	(63,701)
Balance, September 30, 2020	56,641,065	$566	$1,260,209	$39	$(691,728)	$569,086

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2019	51,617,639	$516	$1,033,819	$111	$(487,979)	$546,467
Issuance of common stock sold in public offering, net of underwriting discounts, commissions and offering costs	3,659,090	37	188,348	—	—	188,385
Issuance of common stock under stock option and incentive plan	1,364,336	13	10,611	—	—	10,624
Stock-based compensation expense	—	—	27,431	—	—	27,431
Other comprehensive income (loss)	—	—	—	(72)	—	(72)
Net loss	—	—	—	—	(203,749)	(203,749)
Balance, September 30, 2020	56,641,065	$566	$1,260,209	$39	$(691,728)	$569,086
The accompanying notes are an integral part of these consolidated financial statements.

Deciphera Pharmaceuticals, Inc.
Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(211,569)	$(203,749)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Stock-based compensation expense	35,284	27,431
Depreciation expense	2,234	1,610
Noncash lease expense	2,527	1,948
Acquired in-process research and development	4,000	—
(Gain) loss on disposal of equipment	—	(7)
Net amortization (accretion) of premium (discounts) on marketable securities	1,392	(1,850)
Changes in operating assets and liabilities:
Accounts receivable	(4,153)	(11,814)
Inventory	(3,275)	(2,455)
Prepaid expenses and other current assets	(5,240)	1,030
Accounts payable	1,178	(9,908)
Accrued expenses and other current liabilities	5,823	8,339
Operating lease liabilities	(1,849)	(1,130)
Net cash flows used in operating activities	(173,648)	(190,555)
Cash flows from investing activities:
Purchases of marketable securities	(313,718)	(969,005)
Maturities of marketable securities	360,076	452,663
Sales of marketable securities	38,617	504,216
Purchases of property and equipment	(3,079)	(4,886)
Proceeds from sale of equipment	—	7
Acquired in-process research and development	(4,000)	—
Increase in restricted investments	—	(615)
Net cash flows provided by (used in) investing activities	77,896	(17,620)
Cash flows from financing activities:
Proceeds from offerings of common stock, net of underwriting discounts and commissions	8,588	189,037
Payments of offering costs	(40)	(652)
Proceeds from stock option exercises and employee stock purchase plan	4,364	10,624
Net cash flows provided by financing activities	12,912	199,009
Net decrease in cash and cash equivalents	(82,840)	(9,166)
Effect of exchange rate changes on cash and cash equivalents	132	—
Cash and cash equivalents at beginning of period	135,897	120,320
Cash and cash equivalents at end of period	$53,189	$111,154

Supplemental disclosure of cash flow information:
Operating lease liabilities arising from obtaining operating lease assets	$462	$14,883
The accompanying notes are an integral part of these consolidated financial statements.

Deciphera Pharmaceuticals, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

1. Nature of the Business and Summary of Significant Accounting Policies
Nature of the Business
Deciphera Pharmaceuticals, Inc. (the Company) is a biopharmaceutical company focused on discovering, developing, and commercializing important new medicines to improve the lives of people with cancer. The Company is leveraging its proprietary switch-control kinase inhibitor platform and deep expertise in kinase biology to develop a broad portfolio of innovative medicines. The Company has one approved drug, QINLOCK® (ripretinib), referred to as QINLOCK, which is a switch control inhibitor developed through the Company's proprietary platform. Beyond QINLOCK, the Company is developing three clinical stage drug candidates and advancing its research-stage programs. The Company wholly owns QINLOCK and all of its drug candidates with the exception of a development and commercialization out-license agreement for QINLOCK in the People's Republic of China (the PRC), Hong Kong, Macau, and Taiwan, referred to as Greater China. The Company is preparing for a potential launch of QINLOCK in Europe and the Company has entered, and intends in the future to enter, into select distributor arrangements to offer QINLOCK in geographies where the Company does not intend to distribute QINLOCK on its own, such as Australia and Canada.
On May 15, 2020, QINLOCK was approved by the United States (U.S.) Food and Drug Administration (FDA) for the treatment of adult patients with advanced gastrointestinal stromal tumor (GIST) who have received prior treatment with three or more kinase inhibitors, including imatinib. Following the FDA approval of QINLOCK, in May 2020, the Company commenced commercial sales of QINLOCK in the U.S. In June 2020, QINLOCK was authorized for sale in Canada by Health Canada for the treatment of adult patients with advanced GIST who have received prior treatment with imatinib, sunitinib, and regorafenib. In July 2020, the Australian Therapeutic Goods Administration approved QINLOCK for the treatment of adult patients with advanced GIST who have received prior treatment with three or more kinase inhibitors, including imatinib. In March 2021, the China National Medical Products Administration (NMPA) approved QINLOCK for the treatment of adult patients with advanced GIST who have received prior treatment with three or more kinase inhibitors, including imatinib. In March 2021, the Hong Kong Department of Health approved QINLOCK in Hong Kong for the treatment of adult patients with advanced GIST who have received prior treatment with imatinib, sunitinib, and regorafenib. In September 2021, the Taiwan Food and Drug Administration approved QINLOCK for the treatment of adult patients with advanced GIST who have received prior treatment with three or more kinase inhibitors, including imatinib. In September 2021, the European Medicines Agency's Committee for Medicinal Products for Human Use (CHMP) adopted a positive opinion recommending the approval of QINLOCK for the treatment of adult patients with GIST who have received prior treatment with three or more kinase inhibitors, including imatinib. The CHMP opinion is a scientific recommendation for marketing authorization for the use of QINLOCK and is now being reviewed by the European Commission (EC), which has the authority to grant marketing authorization for medicinal products in the European Union. A final approval decision from the EC is expected in the fourth quarter of 2021. In October 2021, the Swiss Agency for Therapeutic Products granted approval for QINLOCK for the treatment of adult patients with advanced GIST who have received prior treatment with three or more kinase inhibitors, including imatinib.
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

Deciphera Pharmaceuticals, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

The full extent to which the COVID-19 pandemic, or the future outbreak of any other highly infectious or contagious diseases, may impact the Company's business, including its preclinical studies, clinical trial operations, or commercialization efforts will depend on continuously changing circumstances, which are highly uncertain and cannot be predicted at this time, such as the duration of such pandemic including future waves of infection, new strains of the virus that causes COVID-19, or the impact of effective vaccines, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. The Company is continuing to monitor the long-term impact of COVID-19, if any, on its financial condition and results of operations. The ongoing fluidity of this situation precludes any prediction as to the full impact of the COVID-19 pandemic but it could have a material adverse effect on the Company's business, financial condition, and results of operations. The COVID-19 pandemic may also have the effect of heightening the risks to which the Company is subject, including various aspects of the Company's preclinical studies and ongoing clinical trials, the reliance on third parties in the Company's supply chain for materials and manufacturing of the Company's drug and drug candidates, disruptions in health regulatory agencies' operations globally, the volatility of the Company's common stock, and its ability to access capital markets, and the Company's ability to successfully commercialize and generate revenue from sales of QINLOCK.
In February 2020, the Company issued and sold 3,659,090 shares of its common stock in a follow-on public offering at a public offering price of $55.00 per share, resulting in net proceeds of $188.4 million after deducting underwriting discounts and commissions and other offering expenses.
In August 2020, the Company entered into an Open Market Sale Agreement℠ (the Sales Agreement) with Jefferies LLC (Jefferies), pursuant to which the Company may issue and sell shares of its common stock having aggregate offering proceeds of up to $200.0 million (the Shares) from time to time through Jefferies as its sales agent. Upon delivery of a placement notice and subject to the terms and conditions of the Sales Agreement, Jefferies may sell the Shares by any method permitted by law deemed to be an "at the market offering" as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. The Company may sell the Shares in amounts and at times to be determined by the Company from time to time subject to the terms and conditions of the Sales Agreement, but it has no obligation to sell any Shares under the Sales Agreement. The Company or Jefferies may suspend or terminate the offering of Shares upon notice to the other party and subject to other conditions. During the nine months ended September 30, 2021, the Company issued 172,094 shares resulting in net proceeds of $8.5 million after deducting underwriting discounts and commissions and other offering expenses under the Sales Agreement. As of September 30, 2021, there was up to $172.5 million available for future issuance under the Sales Agreement.
Basis of Presentation
The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets, and the satisfaction of liabilities and commitments in the ordinary course of business. Since inception, the Company has incurred recurring losses including net losses of $211.6 million and $266.5 million for the nine months ended September 30, 2021 and the year ended December 31, 2020, respectively. As of September 30, 2021, the Company had an accumulated deficit of $966.0 million. The Company expects to continue to generate operating losses for the foreseeable future. The Company expects that its cash, cash equivalents, and marketable securities of $392.2 million as of September 30, 2021 will be sufficient to fund its operating expenses and capital expenditure requirements through at least 12 months from the issuance date of these consolidated financial statements. The future viability of the Company is dependent on its ability to raise additional capital to fund its operations.
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

Deciphera Pharmaceuticals, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

The consolidated balance sheet as of December 31, 2020 was derived from audited financial statements, but does not include all disclosures required by GAAP. The accompanying unaudited consolidated financial statements as of September 30, 2021 and for the three and nine months ended September 30, 2021 and 2020 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto for the year ended December 31, 2020 included in the Company's Annual Report on Form 10-K (Form 10-K) on file with the SEC.
In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company's consolidated financial position as of September 30, 2021 and consolidated results of operations and comprehensive loss for the three and nine months ended September 30, 2021 and 2020 and consolidated cash flows for the nine months ended September 30, 2021 and 2020 have been made. The consolidated results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2021.
The significant accounting policies used in preparation of these consolidated financial statements for the three and nine months ended September 30, 2021 are consistent with those discussed in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements in the Company's Form 10-K for the year ended December 31, 2020, except as noted within the section "Significant Accounting Policies" with respect to the Company's accounting policies for in-process research and development and comprehensive income and accumulated other comprehensive income (loss).
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
For periods in which the Company has reported net losses, diluted net loss per common share is the same as basic net loss per common share, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss for the three and nine months ended September 30, 2021 and 2020.

Deciphera Pharmaceuticals, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

The following potential dilutive securities, presented based on amounts outstanding at the end of each reporting period, have been excluded from the calculation of diluted net loss per share because including them would have had an anti-dilutive impact:

	As of September 30,
	2021	2020
Options to purchase common stock	6,405,542	6,351,397
Unvested restricted common stock units	839,407	474,435
Unvested employee stock purchase plan shares	34,183	39,600
Total	7,279,132	6,865,432
Significant Accounting Policies
Acquired In-Process Research and Development (IPR&D)
Acquired IPR&D represents the fair value assigned to research and development assets that have not reached technological feasibility. Upon the acquisition of IPR&D, the Company completes an assessment of whether the acquisition constitutes the purchase of a single asset or group of assets. The Company considers multiple factors in this assessment, including the nature of the technology acquired, the presence or absence of separate cash flows, the development process and stage of completion, quantitative significance, and the Company's rationale for entering into the transaction.
If the Company acquires a business as defined under applicable accounting standards, then the acquired IPR&D is capitalized as an intangible asset on the consolidated balance sheets. If the Company acquires an asset or group of assets that do not meet the definition of a business under applicable accounting standards, then the acquired IPR&D is expensed as research and development in the consolidated statements of operations and comprehensive loss on its acquisition date. Future costs to develop these assets are recorded to research and development expense as they are incurred until such time that the asset or group of assets reaches technological feasibility, if ever.
Comprehensive Loss and Accumulated Other Comprehensive Income (Loss)
Comprehensive loss includes net loss as well as other changes in stockholders' equity (deficit) that result from transactions and economic events other than those with shareholders. For the three and nine months ended September 30, 2021, the Company's other comprehensive income (loss) consisted of unrealized gains (losses) on marketable securities and foreign currency translation adjustments. For the three and nine months ended September 30, 2020, the Company's other comprehensive income (loss) consisted of unrealized gains (losses) on marketable securities.
As of September 30, 2021, accumulated other comprehensive income (loss) primarily consisted of currency translation adjustments. As of December 31, 2020, accumulated other comprehensive income (loss) consisted of unrealized gains (losses) on marketable securities.
2. Revenues
Net Product Revenues
To date, the Company's only source of product revenues has been from the sales of QINLOCK, which began in May 2020, following the approval of QINLOCK by the FDA on May 15, 2020 for the treatment of adult patients with advanced GIST who have received prior treatment with three or more kinase inhibitors, including imatinib.
Net product revenues by geography consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
U.S.	$19,975	$14,647	$59,994	$19,472
Rest of world	1,707	517	3,698	517
Total product revenues, net	$21,682	$15,164	$63,692	$19,989

Deciphera Pharmaceuticals, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

Activity in each of the product revenue allowance and reserve categories is summarized as follows:

(in thousands)	Trade discounts and allowances	Chargebacks and administrative fees	Government rebates and other incentives	Returns	Total
Balance as of December 31, 2020	$152	$264	$2,433	$532	$3,381
Provision related to sales in the current year	1,815	3,024	5,542	1,306	11,687
Adjustments related to prior period sales	85	57	(194)	(395)	(447)
Credits and payments made during the period for current year sales	(1,647)	(2,776)	(1,373)	(665)	(6,461)
Credits and payments made during the period for prior period sales	(207)	(97)	(645)	(95)	(1,044)
Balance as of September 30, 2021	$198	$472	$5,763	$683	$7,116
The total reserves described above are summarized as components of the Company's consolidated balance sheets as follows:

(in thousands)	As of September 30, 2021	As of December 31, 2020
Reduction of accounts receivable, net	$630	$363
Component of accrued expenses and other current liabilities	6,486	3,018
Total revenue-related reserves	$7,116	$3,381
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
During the nine months ended September 30, 2020, revenues recognized under the Zai License Agreement included the achievement of a $2.0 million development milestone in the second quarter of 2020.
During the nine months ended September 30, 2021, revenues recognized under the Zai License Agreement included the achievement of a $5.0 million development milestone in the first quarter of 2021 associated with the approval of QINLOCK for the treatment of adult patients with advanced GIST who have received prior treatment with three or more kinase inhibitors, including imatinib, by the China NMPA in March 2021. Additionally, during the second quarter of 2021, following the approvals of QINLOCK in the PRC and Hong Kong in March 2021, the Company began recognizing royalty revenues under the Zai License Agreement.
Please read Note 3, Revenues, to the consolidated financial statements in the Company's Form 10-K for the year ended December 31, 2020 for further details on the Zai License Agreement.

Deciphera Pharmaceuticals, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

Zai Supply Agreement
In February 2020, the Company entered into a Supply Agreement (the Zai Supply Agreement) with Zai, as required by terms in the Zai License Agreement, pursuant to which the Company will supply the Licensed Products to Zai for use in the Territory for clinical trials as well as commercial inventory, if QINLOCK obtained regulatory approval in the Territory. In March 2021, QINLOCK was approved in the PRC and in Hong Kong. In September 2021, QINLOCK was approved in Taiwan. Subject to the Zai Supply Agreement, costs incurred by the Company for clinical and commercial supply are reimbursed by Zai.
During the second quarter of 2021, following the approvals of QINLOCK in the PRC and Hong Kong in March 2021, the Company began recognizing revenues associated with sales of commercial inventory of QINLOCK under the Zai Supply Agreement.
3. Marketable Securities and Fair Value Measurements
The following tables present marketable securities by contractual maturity and security type:

As of September 30, 2021 (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Due within one year:
Commercial paper	$152,641	$10	$(17)	$152,634
Corporate debt securities	55,810	1	(17)	55,794
Certificates of deposit	45,040	6	—	45,046
U.S. government securities	35,604	3	—	35,607
Due after one year through five years:
Corporate debt securities	49,933	20	(27)	49,926
Total	$339,028	$40	$(61)	$339,007

As of December 31, 2020 (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Due within one year:
U.S. government securities	$298,335	$49	$(1)	$298,383
Commercial paper	62,037	9	(15)	62,031
Corporate debt securities	38,309	—	(34)	38,275
Certificates of deposit	17,344	1	(1)	17,344
Due after one year through five years:
U.S. government securities	9,370	5	—	9,375
Total	$425,395	$64	$(51)	$425,408

Deciphera Pharmaceuticals, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

The following tables present information about the Company's financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

As of September 30, 2021 (in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$—	$31,199	$—	$31,199
Commercial paper	—	2,000	—	2,000
Marketable securities:
Commercial paper	—	152,634	—	152,634
Corporate debt securities	—	105,720	—	105,720
Certificates of deposit	—	45,046	—	45,046
U.S. government securities	—	35,607	—	35,607
Total	$—	$372,206	$—	$372,206

As of December 31, 2020 (in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$—	$46,676	$—	$46,676
U.S. government securities	—	30,000	—	30,000
Marketable securities:
U.S. government securities	—	307,758	—	307,758
Commercial paper	—	62,031	—	62,031
Corporate debt securities	—	38,275	—	38,275
Certificates of deposit	—	17,344	—	17,344
Total	$—	$502,084	$—	$502,084
The table above excludes certificates of deposit totaling $3.1 million as of both September 30, 2021 and December 31, 2020 that the Company held to secure a letter of credit associated with its leases and to secure a credit card account. The certificates of deposit are measured at carrying value in the consolidated balance sheets in long-term investments—restricted and approximate fair value. For additional information on the letter of credit associated with the Company's leases, please read Note 7, Leases, to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.
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

Deciphera Pharmaceuticals, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

Capitalized inventory consisted of the following:

(in thousands)	As of September 30, 2021	As of December 31, 2020
Raw materials	$1,352	$1,352
Work in process	4,443	4,142
Finished goods	1,458	222
Total inventory	$7,253	$5,716
Inventory written down as a result of excess, obsolescence, unmarketability, or other reasons is charged to cost of sales, and totaled less than $0.1 million during the nine months ended September 30, 2021. There were no inventory amounts written down and charged to cost of sales during the three months ended September 30, 2021 or during the three and nine months ended September 30, 2020.
5. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

(in thousands)	As of September 30, 2021	As of December 31, 2020
Accrued research and development	$30,553	$31,259
Payroll and related expenses	16,091	17,255
Professional fees	6,121	3,306
Revenue-related reserves	6,486	3,018
Other	374	389
Total accrued expenses and other current liabilities	$59,625	$55,227

6. Stock-Based Awards
The Company grants stock-based awards under its 2017 Stock Option and Incentive Plan (the 2017 Plan) and is authorized to issue common stock under its 2017 Employee Stock Purchase Plan (ESPP). The Company also has outstanding stock options under its 2015 Equity Incentive Plan but is no longer granting awards under this plan. As of September 30, 2021, 2,520,511 shares of common stock were available for issuance under the 2017 Plan. As of September 30, 2021, 1,729,854 shares of common stock were available for issuance to participating employees under the ESPP. Employees began participating in the ESPP program during the second quarter of 2020.
Stock-based compensation expense was classified in the consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Research and development expenses	$5,430	$4,518	$15,983	$13,082
Selling, general, and administrative expenses	6,364	5,310	19,301	14,349
Total stock-based compensation	$11,794	$9,828	$35,284	$27,431
As of September 30, 2021, total unrecognized compensation cost related to the unvested share-based awards was $106.8 million, which is expected to be recognized over a weighted average of 2.6 years.
During the three and nine months ended September 30, 2020, the Company recorded $0.4 million and $1.7 million of stock-based compensation expense related to vesting events associated with performance-based restricted stock units that became probable and were achieved during the second quarter of 2020. These expenses were classified as research and development expenses within the consolidated statements of operations and comprehensive loss.

Deciphera Pharmaceuticals, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

7. In-License Agreement
In August 2021, the Company entered into an agreement with Sprint Bioscience (Sprint) to exclusively in-license worldwide rights to a research-stage program targeting VPS34, a key kinase in the autophagy pathway for the potential treatment of cancer (the Sprint Agreement).
The Company accounted for this transaction as an asset acquisition as the value being acquired primarily relates to a single IPR&D asset. Pursuant to the terms of the Sprint Agreement, the Company made an upfront payment of $4.0 million during the third quarter of 2021, which was recorded as research and development expense within the consolidated statements of operations and comprehensive loss during the three and nine months ended September 30, 2021 as the acquired asset had not yet reached technological feasibility. Sprint is also eligible to receive up to an additional $273.0 million in potential development and commercial milestone payments from the Company as well as tiered percentage royalties ranging from the mid-single-digits to the low-double-digits on the sales of a potential product from the program, if approved.
8. Commitments and Contingencies
Purchase Commitments Associated with Commercial Supply Agreements
The Company has entered into commercial supply agreements related to the supply of QINLOCK that require the Company to make binding forecasts for a certain amount of purchases. The related cancellation clauses would as a general matter require the Company to pay the full amount of these binding forecasts. As of September 30, 2021, the Company's contractual commitments for its commercial supply agreements were $12.6 million, which are expected to be paid within one year.
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
Indemnification Agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and senior management that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of September 30, 2021 or December 31, 2020.

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
Overview
We are a biopharmaceutical company focused on discovering, developing, and commercializing important new medicines to improve the lives of people with cancer. We are leveraging our proprietary switch-control kinase inhibitor platform and deep expertise in kinase biology to develop a broad portfolio of innovative medicines. We have one approved drug, QINLOCK, for the treatment of adults with fourth-line or fourth-line plus GIST, which is a switch control inhibitor developed through our proprietary platform. Beyond QINLOCK, we are developing three clinical-stage drug candidates and advancing our research-stage programs. We wholly own QINLOCK and all of our drug candidates with the exception of a development and commercialization out-license agreement for QINLOCK in Greater China. We are preparing for a potential launch of QINLOCK in Europe and we have entered, and intend in the future to enter, into select distributor arrangements to offer QINLOCK in geographies where we do not intend to distribute QINLOCK on our own, such as Australia and Canada.
Recent Developments
QINLOCK
In March 2021, the China National Medical Products Administration (NMPA) approved QINLOCK for the treatment of adult patients with advanced GIST who have received prior treatment with three or more kinase inhibitors, including imatinib. In March 2021, the Hong Kong Department of Health approved QINLOCK in Hong Kong for the treatment of adult patients with advanced GIST who have received prior treatment with imatinib, sunitinib, and regorafenib. In September 2021, the Taiwan Food and Drug Administration approved QINLOCK for the treatment of adult patients with advanced GIST who have received prior treatment with three or more kinase inhibitors, including imatinib.
In September 2021, we announced that the European Medicines Agency's (EMA) Committee for Medicinal Products for Human Use (CHMP) adopted a positive opinion recommending the approval of QINLOCK for the treatment of adult patients with GIST who have received prior treatment with three or more kinase inhibitors, including imatinib. The CHMP opinion is a scientific recommendation for marketing authorization for the use of QINLOCK and is now being reviewed by the European Commission (EC), which has the authority to grant marketing authorization for medicinal products in the European Union (EU). A final approval decision from the EC is expected in the fourth quarter of 2021. In October 2021, we also announced that the Swiss Agency for Therapeutic Products (Swissmedic) granted approval for QINLOCK for the treatment of adult patients with advanced GIST who have received prior treatment with three or more kinase inhibitors, including imatinib.
We expect to announce top-line results from our pivotal Phase 3 study in second-line GIST, INTRIGUE, in the fourth quarter of 2021. We are planning to initiate a Phase 1b/2 study of QINLOCK in combination with binimetinib, a commercially available MEK inhibitor, in patients with post-imatinib GIST, in the fourth quarter of 2021.
Vimseltinib
In September 2021, we announced plans to advance vimseltinib, our investigational, orally administered, potent, and highly-selective inhibitor of the colony stimulating factor 1 receptor (CSF1R), into a pivotal Phase 3 study in patients with tenosynovial giant cell tumor (TGCT), MOTION, at the European Society for Medical Oncology Congress (ESMO 2021). We expect to initiate the MOTION study in the fourth quarter of 2021. The MOTION study is two-part, randomized, double-blind, placebo-controlled study to assess the efficacy and safety of vimseltinib in patients with symptomatic TGCT who are not amenable to surgery. In Part 1 of the MOTION study, eligible study participants will be assigned to receive either 30 mg twice weekly vimseltinib (n=80) or matching placebo (n=40) for 24 weeks. Participants assigned to placebo in Part 1 will have the option to receive vimseltinib for Part 2 of the MOTION study. Part 2 is a long-term treatment phase in which all participants will receive open-label vimseltinib. The primary endpoint of the study is objective response rate at week 25 as measured by RECIST v1.1 by blinded independent central review.

In September 2021, we also presented updated preliminary data from the ongoing Phase 1/2 study of vimseltinib to assess the safety, efficacy, pharmacokinetics, and pharmacodynamics in patients with TGCT at ESMO 2021.
In November 2021, we announced that vimseltinib had been granted fast track designation by the U.S. Food and Drug Administration (FDA) for the treatment of patients with symptomatic TGCT who are not amenable to surgery.
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
Rebastinib in Combination with Paclitaxel
In August 2021, we announced that the inflammatory breast cancer and gynecological carcinosarcoma cohorts in Part 2, Stage 1 of the trial of rebastinib in combination with paclitaxel, did not advance to Part 2, Stage 2. Enrollment in these cohorts has been closed.
In September 2021, we presented updated preliminary data from the ongoing Phase 1b/2 trial of rebastinib in combination with paclitaxel in patients with PROC at ESMO 2021. In September 2021, we also announced that we expect to finalize pivotal study plans and initiate a study of rebastinib in combination with paclitaxel in patients with PROC in 2022, subject to feedback from regulators. We have prioritized a pivotal study of rebastinib in combination with paclitaxel in patients with PROC, subject to feedback from regulators, and have not advanced the endometrial cancer cohort to a pivotal study at this time.
In November 2021, we announced that rebastinib received Orphan Drug Designation in the EU for the treatment of ovarian cancer based on a positive opinion issued by the EMA Committee for Orphan Medicinal Products.
Rebastinib in Combination with Carboplatin
In August 2021, we announced that the platinum-sensitive ovarian cancer cohort in Part 2, Stage 1 of the trial of rebastinib in combination with carboplatin, designed as a Simon 2-stage design, did not advance to Part 2, Stage 2. Enrollment in the trial has been closed as no cohorts have advanced to the next stage of the study.
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
In October 2021, we presented preclinical data on DCC-3116 in combination with EGFR inhibitors in non-small cell lung cancer models at the AACR-NCI-EORTC Virtual International Conference on Molecular Targets and Cancer Therapeutics. In October 2021, we also announced that we expect to present initial data from the dose escalation phase of the Phase 1 study in 2022.
Business Development
In August 2021, we entered into an agreement with Sprint Bioscience (Sprint) to exclusively in-license worldwide rights to a research-stage program targeting VPS34, a key kinase in the autophagy pathway for the potential treatment of cancer (the Sprint Agreement). VPS34 is involved in the endosomal trafficking of cellular cargo targeted for lysosomal degradation in cancer cells. Targeting VPS34 may provide an additional approach to regulating autophagy that is complementary to inhibition of ULK kinase by blocking VPS34-mediated immunosuppression in tumors. For further details on the Sprint Agreement, please read Note 7, In-License Agreement, to the consolidated financial statements included in this Form 10-Q.

Coronavirus (COVID-19)
The full extent to which the COVID-19 pandemic, or the future outbreak of any other highly infectious or contagious diseases, may impact our business, including our preclinical studies, clinical trial operations, or commercialization efforts will depend on continuously changing circumstances, which are highly uncertain and cannot be predicted at this time, such as the duration of such pandemic including future waves of infection, new strains of the virus that causes COVID-19, or the impact of effective vaccines, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. The ongoing fluidity of this situation precludes any prediction as to the full impact of the COVID-19 pandemic but it could have a material adverse effect on our business, financial condition, and results of operations. The COVID-19 pandemic may also have the effect of heightening the risks to which we are subject, including various aspects of our preclinical studies and ongoing clinical trials, the reliance on third parties in our supply chain for materials and manufacturing of our drug and drug candidates, disruptions in health regulatory agencies' operations globally, the volatility of our common stock, our ability to access capital markets, and our ability to successfully commercialize and generate revenue from QINLOCK.
We are continuing to assess the long-term impact of COVID-19 on our business operations in an effort to mitigate interruption to our clinical programs, research efforts, commercialization of QINLOCK, and other business activities and to ensure the safety and well-being of our employees, as well as the physicians and patients participating in our clinical studies. COVID-19 infections continue to fluctuate in the U.S. and in many countries worldwide as local surges and new waves of infection continue to be reported, in particular as caused by new variants of the virus that causes COVID-19 and the lack of availability of effective vaccines in certain countries or regions, or failure to utilize available vaccines in other geographies. Although some of the restrictions aimed at minimizing the spread of COVID-19 have been and may from time to time be eased or lifted in the U.S. and other countries from the height of the pandemic, in response to local surges and waves of infection, including those caused by the Delta variant, some countries, states, and local governments have maintained or reinstituted these restrictions, or may reinstitute these restrictions from time to time, in response to rising rates of infection. In response to the COVID-19 pandemic, we have implemented precautionary measures to protect the health and safety of our employees, partners, and patients, including encouraging all employees, other than those engaged in laboratory research activities, to work-from-home, and requiring adherence to onsite occupancy limits and appropriate safety measures designed to comply with federal, state, and local guidelines. These safety measures may be eased, lifted, or reinstituted in accordance with updates to such guidelines.
Our ability to successfully commercialize and generate revenue from QINLOCK may be adversely affected by the impact of the COVID-19 pandemic. While restrictive safety measures are in place, limited hospital access for non-patients, including our sales personnel, social distancing requirements, and precautionary measures due to COVID-19 may impact the ability of our sales personnel to interact in-person with customers in the same manner as they did before the COVID-19 pandemic. In response, we have implemented a virtual sales model to supplement traditional means of customer engagement. Although some of these restrictions have been, and may continue to be lifted in certain healthcare institutions, the impact of prior and continued COVID-19 related safety measures, and the potential for reimposition of restrictions due to local surges and new waves of infection, including those caused by the Delta variant, may adversely affect the ability of our sales professionals to effectively market QINLOCK to physicians, which may have a negative impact on our sales and our market penetration. The persistence of the COVID-19 pandemic could also impact the patient treatment paradigm and how patients are diagnosed and monitored. In addition, in the U.S. we are utilizing various programs to help patients afford our products, including patient assistance programs for eligible patients. Market disruption and higher levels of unemployment caused by the COVID-19 pandemic may lead to increased utilization of our patient assistance programs, which could reduce revenues.
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
On May 15, 2020, QINLOCK was approved by the FDA for the treatment of adult patients with advanced GIST who have received prior treatment with three or more kinase inhibitors, including imatinib. Following the FDA approval of QINLOCK, in May 2020, we commenced commercial sales of QINLOCK in the U.S. and began generating product revenue. We may generate revenue in the future from a combination of product sales or payments from collaboration, distribution, or any potential additional license agreements that we may enter into with third parties. We expect that our revenue in the foreseeable future will be derived primarily from sales of QINLOCK and, payments owed to us under the license (the Zai License Agreement) and supply (the Zai Supply Agreement) agreements we entered into with Zai in June 2019 and February 2020, respectively, including royalty revenues under the Zai License Agreement following the approvals of QINLOCK in the PRC and Hong Kong in March 2021. We cannot provide assurance as to what extent we will generate revenue from the commercialization of QINLOCK or if, when, or to what extent we will generate revenue from the commercialization and sale of our drug candidates for which we may receive marketing approval, if any. Additionally, we cannot provide assurance as to the extent of future royalty payments, the timing of future milestone payments, or that we will achieve and receive any future milestone payments at all. We may never succeed in obtaining regulatory approval for any of our drug candidates other than QINLOCK.
Product Revenues, Net
Following the FDA approval of QINLOCK in May 2020, we commenced commercial sales of QINLOCK in the U.S. and began generating product revenue. During the three and nine months ended September 30, 2021 and 2020, our only source of product revenues was from the sales of QINLOCK. Product revenues are recorded net of estimates of variable consideration. Please read Note 2, Revenues, to the consolidated financial statements included in this Form 10-Q for further details of the reserves recorded for variable considerations.
Collaboration Revenues
For the three and nine months ended September 30, 2021 and 2020, collaboration revenues were associated with the Zai License Agreement and Zai Supply Agreement.
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

Cost of sales for newly launched products will not include the full cost of manufacturing until the initial pre-launch inventory is depleted, and additional inventory is manufactured and sold. The gross margin on sales of QINLOCK for the three and nine months ended September 30, 2021 and 2020 was enhanced by sales of the initial pre-launch inventory, and therefore, use of active pharmaceutical ingredients and components that were previously expensed as research and development expenses prior to the launch of QINLOCK, referred to as zero cost inventories. However, we do not expect that the cost of sales as a percentage of net sales of QINLOCK will increase significantly after we have sold all zero cost inventories and commenced the sales of inventories which will reflect the full cost of manufacturing.
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
Other Income (Expense)
Interest and Other Income, net
Interest income consists of interest earned on our cash, cash equivalents, and marketable securities balances. Other income, net, consists of insignificant amounts of miscellaneous income and expenses unrelated to our core operations, including the impacts of foreign currency exchange differences.
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
Consistent with our income tax disclosures described under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations—Components of Our Results of Operations" in our Form 10-K for the year ended December 31, 2020 on file with the SEC, as of September 30, 2021, we have not recorded any U.S. federal or state income tax benefits for either the net losses we have incurred or our earned research and orphan drug credits, due to the uncertainty of realizing a benefit from those items in the future.

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
Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2021 and 2020
The following table summarizes our results of operations for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Revenues:
Product revenues, net	$21,682	$15,164	$63,692	$19,989
Collaboration revenues	1,538	285	8,257	2,612
Total revenues	23,220	15,449	71,949	22,601
Cost and operating expenses:
Cost of sales	917	90	2,414	98
Research and development	66,444	49,213	182,109	146,682
Selling, general, and administrative	35,527	30,143	99,102	84,012
Total cost and operating expenses	102,888	79,446	283,625	230,792
Loss from operations	(79,668)	(63,997)	(211,676)	(208,191)
Other income (expense):
Interest and other income, net	(170)	296	107	4,442
Total other income (expense), net	(170)	296	107	4,442
Net loss	$(79,838)	$(63,701)	$(211,569)	$(203,749)

Revenues
Product Revenues, Net
During the three and nine months ended September 30, 2021 and 2020, our only source of product revenues was from the sales of QINLOCK, which commenced in the U.S. in May 2020 following the FDA approval of QINLOCK on May 15, 2020. During the three and nine months ended September 30, 2021 and 2020, net product revenues by geography consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
U.S.	$19,975	$14,647	$59,994	$19,472
Rest of world	1,707	517	3,698	517
Total product revenues, net	$21,682	$15,164	$63,692	$19,989
For the three and nine months ended September 30, 2021 compared to the same periods in 2020, net product revenues increased $6.5 million and $43.7 million, respectively, primarily due to increased sales volume in the U.S. as we continued our commercialization efforts. For the nine months ended September 30, 2021 compared to the same period in 2020, the increase in net product revenues was also due to full quarters of sales in U.S. in the first and second quarters of 2021 compared to a partial quarter of sales in the U.S. in the second quarter of 2020.
Collaboration Revenues
For the three months ended September 30, 2021 compared to the same period in 2020, collaboration revenues increased $1.3 million primarily due to an increase in revenues under the Zai Supply Agreement and an increase from royalty revenues. Following the approvals of QINLOCK in the PRC and Hong Kong in March 2021, we began recognizing revenues associated with the sales of commercial inventory of QINLOCK under the Zai Supply Agreement and began recognizing royalty revenues under the Zai License Agreement. The first sales of commercial inventory under the Zai Supply Agreement and first royalty revenues under the Zai License Agreement were recognized during the second quarter of 2021.
For the nine months ended September 30, 2021 compared to the same period in 2020, collaboration revenues increased $5.6 million primarily due to an increase in milestone revenues of $3.0 million under the Zai License Agreement. The increase in milestone revenues was due to the recognition of a $5.0 million development milestone in the first quarter of 2021 associated with the approval of QINLOCK for the treatment of adult patients with advanced GIST who have received prior treatment with three or more kinase inhibitors, including imatinib, by the China NMPA in March 2021, partially offset by the recognition of a $2.0 million development milestone in the second quarter of 2020. There were also increased revenues from the Zai Supply Agreement and an increase from royalty revenues beginning in the second quarter of 2021 following the approvals of QINLOCK in the PRC and Hong Kong.
Cost of Sales
During the three and nine months ended September 30, 2021 and 2020, cost of sales by type consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Cost of product sales	$193	$90	$809	$98
Cost of collaboration sales	724	—	1,605	—
Total cost of sales	$917	$90	$2,414	$98
For the three and nine months ended September 30, 2021 compared to the same periods in 2020, cost of sales increased $0.8 million and $2.3 million, respectively, primarily associated with the costs of commercial inventory of QINLOCK sold under the Zai Supply Agreement beginning in the second quarter of 2021 as well as increased product sales of QINLOCK in the U.S. For the nine months ended September 30, 2021 compared to the same period in 2020, the increase in cost of product sales was also due to full quarters of sales in U.S. in the first and second quarters of 2021 compared to a partial quarter of sales in the U.S. in the second quarter of 2020. During the nine months ended September 30, 2021, cost of sales also included a charge of less than $0.1 million for inventory written down as a result of excess, obsolescence, unmarketability, or other reasons. Cost of sales associated with product sales of QINLOCK was primarily related to the sales of zero cost inventories, which consisted of packaging, labeling, shipping, and distribution costs. As a result, the full costs of manufacturing QINLOCK inventory are not included in cost of sales during the three and nine months ended September 30, 2021 and 2020.
Prior to receiving FDA approval for QINLOCK in May 2020, we manufactured inventory to be sold and recorded approximately $6.0 million related to this inventory build-up as research and development expense. During the nine months ended September 30, 2020, we recorded approximately $1.0 million of such costs related to the build-up of this inventory as research and development expense. We did not record any such costs related to the build-up of this inventory as research and development expense during the three months ended September 30, 2020 or during the three and nine months ended September 30, 2021.
Utilizing the actual direct costs to manufacture QINLOCK prior to receiving FDA approval, had the previously expensed inventory been capitalized and recognized when sold, the total cost of sales with these manufacturing costs included for the three and nine ended September 30, 2021 would have increased by approximately $0.3 million and $1.4 million, respectively, and $0.2 million and $0.3 million, respectively, in the prior year comparative periods.
We do not expect our cost of sales for QINLOCK to increase significantly as a percentage of net sales in future periods as we continue to produce inventory for future sales, which will reflect the full cost of manufacturing, and then sell such inventory. We expect to continue to sell the zero cost inventories of QINLOCK in the U.S. during 2021 and into 2022.

Operating Expenses
Research and Development Expenses
QINLOCK
For the nine months ended September 30, 2021 compared to the same period in 2020, research and development expenses related to QINLOCK decreased primarily as a result of decreased clinical trial expenses of $6.8 million. Clinical trial expenses for QINLOCK decreased primarily as a result of decreased expenses associated with INTRIGUE, which we initiated in December 2018 and for which enrollment was completed in December 2020, and INVICTUS, which we initiated in January 2018 and announced top-line results from in August 2019. In addition, clinical trial expenses decreased due to decreased expenses associated with our ongoing Phase 1 trial of QINLOCK. These decreases were partially offset by increased expenses associated with start-up activities for our planned Phase 1b/2 trial of QINLOCK in combination with binimetinib, which we expect to initiate in the fourth quarter of 2021.

Vimseltinib
For the three and nine months ended September 30, 2021 compared to the same periods in 2020, expenses related to our vimseltinib program increased primarily as a result of increases in clinical trial expenses of $2.0 million and $6.4 million and increases in manufacturing costs of $1.5 million and $3.3 million, respectively. Clinical trial expenses increased primarily due to start-up activities associated with our Phase 3 study of vimseltinib in patients with TGCT, MOTION, which we expect to initiate in the fourth quarter of 2021, increased activities associated with our ongoing Phase 1/2 study of vimseltinib to assess the safety, efficacy, pharmacokinetics, and pharmacodynamics in patients with TGCT, and increased clinical pharmacology study activities. Manufacturing costs for the vimseltinib program increased as a result of increased activities to support clinical trials.
Rebastinib
For the three and nine months ended September 30, 2021 compared to the same periods in 2020, expenses related to our rebastinib program decreased primarily as a result of decreases in clinical trial expenses of $1.0 million and $2.9 million, respectively. The decrease in clinical trial expenses was primarily associated with our Phase 1b/2 trial of rebastinib in combination with paclitaxel due to the completion of enrollment of multiple cohorts in the trial, including completion of enrollment in Part 2, Stage 2 of both the endometrial and platinum-resistant ovarian cancer cohorts, as announced in February 2021.
DCC-3116
For the three and nine months ended September 30, 2021 compared to the same periods in 2020, expenses related to our DCC-3116 program changed as we completed preclinical studies, submitted our IND, and initiated our first clinical trial for DCC-3116. For the three months ended September 30, 2021 compared to the same period in 2020, expenses increased primarily as a result of increased clinical trial expenses of $0.4 million associated with our Phase 1 study of DCC-3116, which we initiated in June 2021. For the nine months ended September 30, 2021 compared to the same period in 2020, the changes in expenses consisted of increased clinical trial and manufacturing expenses of $1.3 million and $0.5 million, respectively, associated with our Phase 1 study of DCC-3116, partially offset by decreased preclinical activities, including IND-enabling studies, of $1.7 million.
Preclinical
For the three and nine months ended September 30, 2021 compared to the same periods in 2020, the increases in preclinical costs of $4.5 million and $7.8 million, respectively, were primarily due to a $4.0 million upfront payment to Sprint pursuant to the Sprint Agreement during the third quarter of 2021 in addition to increased activities for our early-stage drug discovery programs. For further details on the Sprint Agreement, please read Note 7, In-License Agreement, to the consolidated financial statements included in this Form 10-Q.
Unallocated Expenses
For the three and nine months ended September 30, 2021 compared to the same periods in 2020, the increases in unallocated research and development expenses were associated with personnel-related and other research and development costs. For the three and nine months ended September 30, 2021 compared to the same periods in 2020, the increases in personnel-related costs, including increases in stock-based compensation expense of $0.9 million and $2.9 million, respectively, were primarily due to an increase in headcount in our research and development functions. The increases in stock-based compensation expense were partially offset by $0.4 million and $1.7 million of expenses incurred during the three and nine months ended September 30, 2020, respectively, related to the achievement of the vesting event associated with performance-based restricted stock units during the second quarter of 2020. For the three and nine months ended September 30, 2021 compared to the same periods in 2020, increases in other research and development costs were primarily due to increased costs for temporary staffing of $0.8 million and $3.0 million, respectively, and increased technology-related and facility-related expenses to support growth in our research and development functions associated with the increase in headcount.
We expect research and development expenses will increase in the fourth quarter of 2021 as compared to the first nine months of 2021 as we continue to invest in the development of our clinical pipeline.
Selling, General, and Administrative Expenses
For the three and nine months ended September 30, 2021 compared to the same periods in 2020, the increases in selling, general, and administrative expenses were primarily associated with personnel-related costs and professional and consultant fees. For the three and nine months ended September 30, 2021 compared to the same periods in 2020, the increases in personnel-related costs, including increases in stock-based compensation of $1.1 million and $5.0 million, respectively, were primarily a result of increases in headcount in our selling, general, and administrative functions. The increases in professional and consultant fees were primarily due to an increase in various advisory and temporary staffing fees, including those related to establishing a targeted commercial infrastructure and commercialization preparedness in key European markets to support a potential launch of QINLOCK in Europe, if approved.
We expect selling, general, and administrative expenses will increase in the fourth quarter of 2021 as compared to the first nine months of 2021 as we continue to execute on the commercialization of QINLOCK in the U.S. and prepare for a potential commercial launch in Europe, if approved.
Interest and Other Income, Net
For the three months ended September 30, 2021 compared to the same period in 2020, the decrease in interest and other income, net, was primarily due to foreign currency exchange differences.
For the nine months ended September 30, 2021 compared to the same period in 2020, the decrease in interest and other income, net, was primarily due to decreased interest income earned on our cash equivalents and marketable securities associated with a decreased balance of our investment holdings and holding higher yield investments during the first half of 2020.
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
As a result, we have incurred significant operating losses since our inception. We have generated limited revenue to date primarily from our product sales and under the Zai License Agreement and Zai Supply Agreement. On May 15, 2020, QINLOCK was approved by the FDA for the treatment of adult patients with advanced GIST who have received prior treatment with three or more kinase inhibitors, including imatinib. Following the FDA approval of QINLOCK, in May 2020, we commenced commercial sales of QINLOCK in the U.S. and began generating product revenue. During the three and nine months ended September 30, 2021 and 2020, our product revenues were primarily derived from sales of QINLOCK in the U.S. In addition to U.S. sales, we generate product revenue in select geographies where we do not currently intend to distribute QINLOCK on our own through exclusive distributor arrangements. During the second quarter of 2021, following the approvals of QINLOCK in the PRC and Hong Kong in March 2021, we also began to recognize royalty revenues under the Zai License Agreement. However, we cannot provide assurance as to what extent we will generate revenue from the commercialization of QINLOCK by us or our partners. We do not expect to generate revenue from sales of any drug candidates in the near future, if at all, unless and until we obtain marketing approval for, and begin to sell, such drug candidates. We may never generate revenues that are significant enough to achieve profitability.
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
In August 2020, we entered into the Sales Agreement with Jefferies, pursuant to which we may issue and sell shares of our common stock having aggregate offering proceeds of up to $200.0 million (the Shares) from time to time through Jefferies as our sales agent. Upon delivery of a placement notice and subject to the terms and conditions of the Sales Agreement, Jefferies may sell the Shares by any method permitted by law deemed to be an "at the market offering" as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. We may sell the Shares in amounts and at times to be determined by us from time to time subject to the terms and conditions of the Sales Agreement, but we have no obligation to sell any Shares under the Sales Agreement. We or Jefferies may suspend or terminate the offering of Shares upon notice to the other party and subject to other conditions. As of September 30, 2021, there was $172.5 million available for future issuance under the Sales Agreement.

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
3.Information presented above represents the total number of shares of our common stock issued, and total net proceeds from issuances of shares of our common stock, pursuant to the Sales Agreement through September 30, 2021. Shares issued pursuant to the Sales Agreement were sold on multiple days at varying prices.
Cash Flows
As of September 30, 2021, our principal sources of liquidity were cash, cash equivalents, and marketable securities of $392.2 million.
The following table summarizes our sources and uses of cash and cash equivalents for each of the periods presented:

	Nine Months Ended September 30,
(in thousands)	2021	2020
Net cash flows used in operating activities	$(173,648)	$(190,555)
Net cash flows provided by (used in) investing activities	77,896	(17,620)
Net cash flows provided by financing activities	12,912	199,009
Net decrease in cash and cash equivalents	$(82,840)	$(9,166)
Operating Activities
During the nine months ended September 30, 2021 compared to the same period in 2020, net cash flows used in operating activities decreased $16.9 million, primarily resulting from increases in net non-cash charges of $12.3 million and increases in net cash flows related to changes in our operating assets and liabilities of $8.4 million, partially offset by an increase in our net loss of $7.8 million. Net non-cash charges increased primarily due to an increase in share-based compensation of $7.9 million. The increase in net cash flows related to changes in our operating assets and liabilities were generally due to the timing of vendor invoicing and payments and settlement of accounts receivable.
Investing Activities
During the nine months ended September 30, 2021 compared to the same period in 2020, net cash flows from investing activities increased $95.5 million, primarily resulting from a decrease in purchases of marketable securities, partially offset by a decrease in proceeds from sales and maturities of marketable securities and a $4.0 million upfront payment to Sprint pursuant to the Sprint Agreement during the third quarter of 2021. For further details on the Sprint Agreement, please read Note 7, In-License Agreement, to the consolidated financial statements included in this Form 10-Q.

Financing Activities
During the nine months ended September 30, 2021 compared to the same period in 2020, net cash flows provided by financing activities decreased $186.1 million, primarily resulting from a decrease in net proceeds from offerings of our common stock of $180.4 million and a decrease in proceeds from stock option exercises and employee stock purchase plan activity of $6.3 million. Net of underwriting discounts and commissions and other offering costs, the decrease in proceeds from our offerings was due to our issuance in February 2020 of $188.4 million as compared to our issuances under the Sales Agreement during the nine months ended September 30, 2021 of $8.5 million.
Funding Requirements
Our ability to generate product revenues sufficient to achieve profitability will depend heavily on the successful commercialization of QINLOCK and the development and eventual commercialization of one or more of our drug candidates. Our net loss was $211.6 million for the nine months ended September 30, 2021 and $266.5 million for the year ended December 31, 2020. As of September 30, 2021, we had an accumulated deficit of $966.0 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We expect that our expenses and capital requirements will increase in connection with our ongoing activities, particularly as we:
•continue to commercialize QINLOCK in the U.S., and continue to build our global commercial capability as we actively prepare to bring QINLOCK to eligible patients around the world, including in Europe, if approved;
•continue with our ongoing pivotal Phase 3 study of QINLOCK in second-line GIST and potentially other areas of GIST treatment;
•continue with our ongoing and planned clinical programs for vimseltinib as a potential single agent therapy for the treatment of TGCT, rebastinib as a combination therapy in PROC, and DCC-3116, our ULK kinase inhibitor, for the potential treatment of RAS or RAF mutant cancers;
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
•make payments, if any, pursuant to any license or collaboration agreement we may enter into, including those associated with the Sprint Agreement;
•maintain, expand, protect, and enforce our intellectual property portfolio; and
•expand our operational, financial, and management systems and increase personnel, including to support our clinical development and commercialization efforts and our operations as a public company, including international operations in Europe and other potential geographies.
As we continue to seek regulatory approval for our drug and drug candidates, we expect to incur significant expenses related to our ongoing clinical development efforts and activities related to maintaining and expanding our internal commercialization capability to support product sales, marketing, and distribution except to the extent we enter into a commercialization partnership that covers such expenses. Further, we expect to continue to incur costs associated with operating as a public company.
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

To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of existing equity holders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures, or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution, or licensing arrangements with third parties (such as the Zai License Agreement), we may have to relinquish valuable rights to our technologies, future revenue streams, research programs, drugs, or drug candidates, or grant licenses on terms that may not be favorable to us.
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
We believe that our cash, cash equivalents, and marketable securities as of September 30, 2021 of $392.2 million, together with anticipated product, royalty, and supply revenues, but excluding any potential future milestone payments under the Zai License Agreement, if any, will enable us to fund our operating expenses and capital expenditure requirements into the first half of 2023. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.
Contractual Obligations and Commitments
In August 2021, we entered into the Sprint Agreement pursuant to which we are obligated to pay up to $273.0 million in potential development and commercial milestone payments as well as tiered percentage royalties ranging from the mid-single-digits to the low-double-digits on the sales of a potential product from the program, if approved. Milestone payments under the Sprint Agreement are due and payable upon achievement of specified development or commercial milestones. We have not recorded any of these potential payments in our financial statements as of September 30, 2021 because the achievement and timing of these milestones and royalties is uncertain.
As of September 30, 2021, there have been no other material changes to our contractual obligations and commitments outside the ordinary course of business from those that were presented in our Form 10-K for the year ended December 31, 2020.

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
Item 3.    Quantitative and Qualitative Disclosures about Market Risk.
Our cash, cash equivalents, and marketable securities as of September 30, 2021 consisted of cash, money market funds, commercial paper, corporate debt securities, certificates of deposit, and U.S. government securities. The primary objectives of our investment activities are to preserve principal, provide liquidity, and maximize income without significantly increasing risk. We have policies requiring us to invest in high-quality issuers, limit our exposure to any individual issuer, and ensure adequate liquidity. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of interest rates. Because of the general short-term nature of the instruments in our portfolio, we believe that a sudden change in market interest rates would not be expected to have a material impact on our financial position or results of operations. A potential change in fair value for interest rate sensitive instruments, which include marketable securities, has been assessed on a hypothetical 100 basis point adverse movement across all maturities. As of September 30, 2021 and December 31, 2020, we estimate that such hypothetical 100 basis point adverse movement would result in a hypothetical loss in fair value of approximately $3.4 million and $4.3 million, respectively, to our interest rate sensitive instruments.
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
Inflation generally affects us by increasing our cost of labor, clinical trial, and manufacturing costs. We do not believe that inflation had a material effect on our business, financial condition, or results of operations during the three and nine months ended September 30, 2021 and 2020.
Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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
There has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which have resulted in several recent Congressional inquiries and proposed bills designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. In addition, the U.S. government, state legislatures, and foreign governments have shown significant interest in implementing cost-containment programs, including price-controls, restrictions on reimbursement, and requirements for substitution of generic products for branded prescription drugs to limit the growth of government paid healthcare costs. At the federal level, the current U.S. president signed an Executive Order on July 9, 2021 (the July 9, 2021 Executive Order) affirming the administration's policy to (i) support legislative reforms that would lower the price of prescription drugs and biologics, including by allowing Medicare to negotiate drug prices, by imposing inflation caps, and, by supporting the development and market entry of lower-cost generic drugs and biosimilars; and (ii) support the enactment of a public health insurance option. Among other things, the July 9, 2021 Executive Order also directs the HHS to provide a report on actions to combat excessive pricing of prescription drugs, enhance the domestic drug supply chain, reduce the price that the Federal government pays for drugs, and address price gouging in the industry; and directs the FDA to continue to clarify and improve the approval framework for generic drugs, identify and address any efforts to impede generic drug competition, and work with states and Indian Tribes that propose to develop section 804 Importation Programs in accordance with the MMA and the FDA's implementing regulations. The FDA released such implementing regulations on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the CMS issued an Interim Final Rule implementing the Most Favored Nation (MFN) Model under which Part B reimbursement rates will be calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. The MFN Model regulations mandate participation by identified Part B providers and would have applied to all U.S. states and territories for a seven-year period beginning January 1, 2021, and ending December 31, 2027. The MFN is currently subject to ongoing litigation. Further, authorities in Canada have passed rules designed to safeguard the Canadian drug supply from shortages. If implemented, importation of drugs from Canada and the MFN Model may materially and adversely affect the price we receive for any of our product candidates. Additionally, on December 2, 2020, the HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through PBMs, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between PBMs and manufacturers. Further, implementation of this change and new safe harbors for point-of-sale reductions in price for prescription pharmaceutical products and PBM service fees are currently under review by the current U.S. presidential administration and may be amended or repealed. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the current U.S. presidential administration may reverse or otherwise change these measures, both the current U.S. presidential administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs.

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
In the EU and the U.K., we may also face particular privacy, data security, and data protection risks in connection with requirements of the General Data Protection Regulation (EU) 2016/679 (GDPR), the GDPR as it existed on December 31, 2020 but subject to certain U.K. specific amendments incorporated into U.K. law on January 1, 2021 under the U.K.'s European Union (Withdrawal) Act 2018 (U.K. GDPR), and other data protection requirements. The GDPR applies to any company established in the EU as well as to those outside the EU if they collect and use personal data in connection with the offering of goods or services to individuals in the EU or the monitoring of their behavior. The GDPR has enhanced data protection obligations for controllers of personal data, including, for example, expanded disclosures about how personal information is to be used, limitations on retention of information, mandatory data breach notification requirements, restrictions on transfers outside of the EU to third countries deemed to lack adequate privacy protections (such as the U.S.), and has created onerous new obligations and liabilities on services providers or data processors. Non-compliance with the GDPR may result in monetary penalties of up to €20 million or 4% of worldwide revenue, whichever is higher. Notably, on January 21, 2019, Google was fined almost $57 million by French regulators for violating the GDPR. Moreover, data subjects can claim damages resulting from infringement of the GDPR. The GDPR further grants non-profit organizations the right to bring claims on behalf of data subjects. The GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of personal data, such as healthcare data or other sensitive information, could greatly increase our cost of providing our products and services or even prevent us from offering certain services in jurisdictions that we may operate in. The GDPR may increase our responsibility and liability in relation to personal data that we process where such processing is subject to the GDPR, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, including as implemented by individual countries. Compliance with the GDPR will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European activities. In addition, further to the U.K.'s exit from the EU on January 31, 2020, the GDPR ceased to apply in the U.K. at the end of the transition period on December 31, 2020. However, as of January 1, 2021, the U.K.'s European Union (Withdrawal) Act 2018 incorporated the U.K. GDPR into U.K. law. The U.K. GDPR and the U.K. Data Protection Act 2018 set out the U.K.'s data protection regime, which is independent from but aligned to the EU's data protection regime. Non-compliance with the U.K. GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher. In addition, on June 28, 2021, the EC adopted an adequacy decision in respect of transfers of personal data to the U.K. for a four-year period (until June 27, 2025). Similarly, the U.K. has determined that it considers all of the EEA to be adequate for the purposes of data protection. This ensures that data flows between the U.K. and the EEA remain unaffected.
We currently conduct clinical trials in the EEA and the U.K. and intend to engage in regulatory and commercial operations there in the future. As a result, we are subject to additional privacy laws, including the GDPR and U.K. GDPR. The GDPR imposes a broad range of strict requirements on companies subject to the GDPR, including requirements relating to having legal bases for processing personal information relating to identifiable individuals and transferring such information outside the EEA or the U.K., including to the U.S., providing details to those individuals regarding the processing of their personal information, where required obtaining consent from data subjects to process their personal information, keeping personal information secure, having data processing agreements with third parties who process personal information, responding to individuals' requests to exercise their rights in respect of their personal information, reporting security breaches involving personal data to the competent national data protection authority and affected individuals, appointing data protection officers, conducting data protection impact assessments, and record-keeping.
Over the past few years, the number of enforcement actions and the fines have both steadily increased. U.S. Data Privacy laws, such as the CCPA, CPRA, and others that may be passed, similarly introduce requirements with respect to personal information, and non-compliance with the CCPA may result in liability through private actions (subject to defined statutory damages in the event of certain data breaches) and enforcement. Failure to comply with these current and future laws, policies, industry standards, or legal obligations or any security incident resulting in the unauthorized access to, corruption of, or acquisition, release, or transfer of personal information may result in government enforcement actions, litigation, fines, and penalties, or adverse publicity and could cause our customers, business partners, and investors to lose trust in us which could have a material adverse impact on our business and results of our operations. Given the limited enforcement of the GDPR to date, we face uncertainty as to the exact interpretation of the new requirements on our trials and we may be unsuccessful in implementing all measures required by data protection authorities or courts in interpretation of the new law.
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
In addition, we must also ensure that we maintain adequate safeguards to enable the transfer of personal data outside of the EEA or the U.K., in particular to the U.S., in compliance with European and U.K. data protection laws. We expect that we will continue to face uncertainty as to whether our efforts to comply with our obligations under European privacy laws will be sufficient. In some cases, we rely upon the standard contractual clauses to legitimize transfers of personal data out of Europe. On June 4, 2021, the EC issued new forms of standard contractual clauses for data transfers from controllers or processors in the EU/EEA (or otherwise subject to the GDPR) to controllers or processors established outside the EU/EEA (and not subject to the GDPR). The new forms of standard contractual clauses will replace the standard contractual clauses that were adopted previously under the Data Protection Directive. We will be required to transition to the new forms of standard contractual clauses and doing so will require significant effort and cost. The new standard contractual clauses may also impact our business as companies based in Europe may be reluctant to utilize the new clauses to legitimize transfers of personal information to third countries given the burdensome requirements of transfer impact assessments and the substantial obligations that the new standard contractual clauses impose upon exporters. If we are investigated by a European data protection authority, we may face fines and other penalties. Any such investigation or charges by European data protection authorities could have a negative effect on our existing business and on our ability to attract and retain new clients or pharmaceutical partners. We may also experience hesitancy, reluctance, or refusal by European or multi-national clients or pharmaceutical partners to continue to use our products due to the potential risk exposure as a result of the current (and, in particular, future) data protection obligations imposed on them by certain data protection authorities in interpretation of current law, including the GDPR. Such clients or pharmaceutical partners may also view any alternative approaches to compliance as being too costly, too burdensome, too legally uncertain, or otherwise objectionable and therefore decide not to do business with us. Any of the foregoing could materially harm our business, prospects, financial condition, and results of operations.

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
Specifically, there are a large number of pharmaceutical and biotechnology companies developing or marketing treatments for cancer that would be competitive with QINLOCK and the drug candidates we are developing, if such drug candidates are approved. Many of these companies are developing cancer therapeutics that are also kinase inhibitors. Although there are currently marketed drugs that have activity in GIST through their targeting of primary and secondary KIT mutants, other than avapritinib for GIST PDGFRA exon 18 mutations only, no currently marketed drug directly targets certain secondary resistance mutations in KIT and PDGFRA, and no currently marketed drug provides coverage of all KIT and PDGFRA mutants. With respect to QINLOCK, there are a number of large pharmaceutical companies and biotechnology companies marketing small molecule drugs or biologic drugs for the treatment of GIST, including Blueprint Medicines Corporation, Novartis AG (Novartis), Pfizer, Inc., and Bayer AG. We are also aware of pharmaceutical and biotechnology companies developing drugs for the treatment of GIST including AB Sciences S.A., Arog Pharmaceuticals, Inc., Chia Tai Tianqing Pharmaceutical Group CO., LTD, Cogent Biosciences, Inc., Daiichi Sankyo Company, Limited (Daiichi), Exelixis, Inc., Immunicum AB, Jiangsu HengRui, Inc., Merck KGaA, Ningbo Tai Kang Medical Technology Co. Ltd., Novartis, Taiho Pharmaceutical Co. Ltd, Theseus Pharmaceuticals, and Xencor, Inc. Further, there are numerous companies marketing or developing antibodies and small molecules targeting CSF1R inhibitors that we are seeking to target with our vimseltinib program, including Abbisko Therapeutics Co., Ltd., AmMax Bio, Inc., Daiichi, and SynOx Therapeutics Ltd. In addition, while we believe that rebastinib, a TEK tyrosine kinase (TIE2) inhibitor, is a novel molecule, we believe we may face competition from drug candidates in clinical trials that are not TIE2 inhibitors, including small molecule drug candidates in clinical trials from Clovis Oncology, Inc., Eisai Co., Ltd., and Novartis, and antibody therapeutics from AstraZeneca PLC, ImmunoGen, Inc., Mersana Therapeutics, Inc., Roche Holding Ltd., Merck & Co., Inc., and Tesaro, a GlaxoSmithKline PLC company. With respect to DCC-3116, an ULK inhibitor designed to address mutant RAS and RAF cancers that entered a Phase 1 clinical study in the second quarter of 2021, we are aware of other companies that are also seeking to address these types of cancers through similar targets.
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
In order to market and sell QINLOCK, or any future products, if approved, in Europe and many other jurisdictions, we or our partners must obtain separate marketing approvals in applicable foreign jurisdictions and comply with numerous and varying regulatory requirements. In October 2020, a marketing authorisation application (EU MAA) was accepted for review by the EMA for QINLOCK in fourth-line GIST. In September 2021, the CHMP adopted a positive opinion recommending the approval of QINLOCK for the treatment of adult patients with GIST who have received prior treatment with three or more kinase inhibitors, including imatinib. The CHMP opinion is now being reviewed by the EC and we are planning for a potential approval in the fourth quarter of 2021. In October 2021, we also announced that the Swissmedic granted approval for QINLOCK for the treatment of adult patients with advanced GIST who have received prior treatment with three or more kinase inhibitors, including imatinib. Our partner, Zai, obtained regulatory approval to market QINLOCK in the PRC and Hong Kong in March 2021 and Taiwan in September 2021. The approval procedure varies among countries and can involve additional testing as well as additional information and filings. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the U.S. generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the U.S., it is required that the product be approved for reimbursement before the product can be approved for sale in that country. We may not (and/or our partners, as applicable, may not) obtain approvals from regulatory authorities outside the U.S. on a timely basis, if at all, or may not be successful in seeking and obtaining favorable local reimbursement and pricing approvals, particularly in light of the impact of COVID-19 on the global economy. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the U.S. does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. Except for QINLOCK in select countries where we have received approval, we, or our partners, may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our products in any market outside the U.S.

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
In addition, we and our contract manufacturers will continue to expend time, money, and effort in all areas of regulatory compliance, including manufacturing, production, product surveillance, and quality control. For certain commercial prescription drug products, manufacturers and other parties involved in the supply chain must also meet chain of distribution requirements and build electronic, interoperable systems for product tracking and tracing and for notifying the FDA of counterfeit, diverted, stolen, and intentionally adulterated products or other products that are otherwise unfit for distribution in the U.S. If we are not able to comply with post-approval regulatory requirements, we could have the marketing approvals for QINLOCK or any future approved products withdrawn by regulatory authorities and our ability to market QINLOCK or any future approved products could be limited, which could adversely affect our ability to achieve or sustain profitability. As a result, the cost of compliance with post-approval regulations may have a negative effect on our operating results and financial condition.
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
•the inability of sales personnel to obtain access to physicians or educate physicians about the benefits, safety, and effectiveness of QINLOCK or any future approved products or indications, in particular in light of reduced in-person access to medical institutions and personnel in some areas and other significant disruptions to the healthcare system and community due to COVID-19;
•the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and
•unforeseen costs and expenses associated with creating an independent sales and marketing organization.
Our product revenues and profitability, if any, are likely to be lower as a result of any partnerships we choose to enter into in markets outside of the U.S. or key European markets than if we were to market and sell the products ourselves in those markets. In addition, we may not be successful in entering into arrangements with third parties to market and sell QINLOCK or any future approved products or may be unable to do so on terms that are acceptable to us. We likely will have little control over such third parties, and any of these third parties may fail to devote the necessary resources and attention to develop (as necessary in the relevant jurisdiction), sell, and market QINLOCK or any future approved products effectively. If we do not maintain and expand our sales and marketing capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing QINLOCK or any of our drug candidates for which we may receive marketing approval. In the event that we are unable to effectively deploy our sales organization or distribution strategy on a timely and efficient basis, if at all, the commercialization of QINLOCK and our drug candidates, if approved, could be delayed which would negatively impact our ability to generate product revenues.

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
We are increasingly dependent on critical, complex, and interdependent information technology (IT) systems and data to operate our business. Any failure, inadequacy, interruption, or security lapse of that technology, including security attacks, incidents, and/or breaches, could harm our ability to operate our business effectively.
We have outsourced significant parts of our IT and business infrastructure to third-party providers, and we currently use these providers to perform business critical IT services for us. We are therefore vulnerable to cybersecurity attacks and incidents on the associated networks and systems, whether they are managed by us directly or by the third-parties with whom we contract, and we have experienced and may in the future experience such cybersecurity threats and attacks. In the context of the COVID-19 pandemic, the risk of such threats and attacks has increased, as virtual and remote working has become more widely used, and sensitive data is accessed by employees working in less secure, home-based environments. In addition, due to our reliance on third-party providers, we have experienced and may in the future experience interruptions, delays, or outages related to IT service availability due to a variety of factors outside of our control, including technical failures, natural disasters, fraud, or security attacks experienced by or caused by these third-party providers. Interruptions in the service provided by these third-party providers could affect our ability to perform critical tasks.
Despite the implementation of security technical and organizational measures, our internal computer systems and those of third parties with which we contract are vulnerable to damage from security incidents, breaches, and/or attacks (e.g., ransomware, computer viruses, worms, and other destructive or disruptive software), unauthorized access, natural disasters, terrorism, war, and telecommunication and electrical failures. System failures, accidents, or security attacks and/or breaches of our systems could result in operational interruptions and/or a material disruption of our clinical and commercialization activities and business operations, in addition to possibly requiring substantial expenditures of resources to remedy. The loss or compromised integrity of clinical trial data could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any systems disruptions, security incidents, or security breaches were to result in a loss of, damage to, or compromised integrity of our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and our product research, development, and commercialization efforts could be disrupted or delayed. In addition, we may not have adequate insurance coverage to provide compensation for any losses associated with such events.
We could be subject to risks caused by misappropriation, misuse, leakage, falsification, or intentional or accidental disclosure or loss of information maintained in the information systems and networks of our company, including personal information of our employees. In addition, outside parties may attempt to penetrate our systems or those of our vendors or fraudulently induce our employees or employees of our vendors to disclose sensitive information in order to gain access to our data. Like other companies, we have on occasion, and will continue to experience, threats to our data and systems, including malicious codes and viruses, and other security incidents, breaches, and attacks. The number and complexity of these threats continue to increase over time. Although we have experienced some of the events described above, to date, they have not had a material impact on our operations. Still, the occurrence of any of the events described above in the future could disrupt our business operations and result in enforcement actions or liability, including potential fines and penalties, claims for damages, and shareholder litigation.
Security incidents could also include supply chain attacks which, if successful, could cause a delay in the manufacturing of our products. Our key business partners face similar risks, and any security breach of their systems could adversely affect our security posture. In addition, our increased use of cloud technologies could heighten these and other operational risks, and any failure by cloud technology service providers to adequately safeguard their systems and prevent cyber-attacks could disrupt our operations and result in misappropriation, corruption, or loss of confidential or proprietary information.

In addition, as we increase our commercial activities and our brand becomes more widely known and recognized, we may become a more attractive target for malicious third parties. If a material breach of our security or that of our third-party providers occur, the market perception of the effectiveness of our security measures could be harmed, we could lose business, and our reputation and credibility could be damaged. We could be required to expend significant amounts of money and other resources to repair or replace information assets and/or information systems. We could also be required to change third-party providers and/or products at significant cost. Although we develop and maintain systems and controls designed to prevent these events from occurring, and we have a process to identify and mitigate threats, the development and maintenance of these systems, controls, and processes is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. Moreover, despite our efforts, the possibility of these events occurring cannot be eliminated entirely. Any breach of our security measures as a result of third-party action, employee negligence and/or error, malfeasance, defects, or otherwise that compromises the confidentiality, integrity, or availability of our data could result in:
•severe harm to our reputation or brand, or a material and adverse effect on the overall market perception of our technical and organizational measures to protect the confidentiality, integrity, and availability of our information;
•individual and/or class action lawsuits, which could result in financial judgments against us and which would cause us to incur legal fees and costs;
•legal or regulatory enforcement action, which could result in fines and/or penalties and which would cause us to incur legal fees and costs; and/or
•additional costs associated with responding to business interruption or security incidents and/or breaches, such as investigative and remediation costs, the costs of providing individuals and/or data owners with notice of the breach, legal fees, the costs of any additional fraud or cyber detection activities, or the costs of prolonged system disruptions or shutdowns.
Any of these events could materially adversely impact our business and results of operations.
The increasing use of social media platforms presents new risks and challenges.
Social media is increasingly being used to communicate about our drug, clinical development programs, and the diseases our drug and drug candidates are being developed to treat. We are utilizing what we believe is appropriate social media in connection with our commercialization efforts for QINLOCK and we intend to do the same for our future products, if approved. Social media practices in the biopharmaceutical industry continue to evolve and regulations relating to such use are not always clear. This evolution creates uncertainty and risk of noncompliance with regulations applicable to our business, resulting in potential regulatory actions against us. For example, patients may use social media channels to comment on their experience in an ongoing blinded clinical study or to report an alleged adverse event (AE). When such disclosures occur, there is a risk that we fail to monitor and comply with applicable AE reporting obligations or we may not be able to defend our business or the public's legitimate interests in the face of the political and market pressures generated by social media due to restrictions on what we may say about our investigational products. There is also a risk of inappropriate disclosure of sensitive information or negative or inaccurate posts or comments about us on any social networking website. If any of these events were to occur or we otherwise fail to comply with applicable regulations, we could incur liability, face regulatory actions, or incur other harm to our business.
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
We currently have several drug candidates in clinical development, as well as a Phase 3 study to expand the label of our approved drug, QINLOCK, and their risk of failure is high. We are unable to predict when or if any of our drug candidates will prove effective or safe in humans or will obtain marketing approval. Before obtaining marketing approval from regulatory authorities for the sale of any drug candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our drug candidates in humans. Clinical testing is expensive, difficult to design and implement, and can take many years to complete and is uncertain as to the outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, interim or preliminary results of a clinical trial do not necessarily predict final results, and results for one indication may not be predictive of the success in additional indications. In particular, the small number of patients in our early clinical trials may make the results of these trials less predictive of the outcome of later clinical trials. In addition, although we observed encouraging preliminary efficacy results including disease control rates, objective response rates (best response), and progression free survival in our Phase 1 study of QINLOCK, the primary objectives were to determine the safety, tolerability, and maximum tolerated dose of QINLOCK and to determine a recommended Phase 2 dose and not to demonstrate efficacy. The assessments of efficacy from the Phase 1 study of QINLOCK were not designed to demonstrate statistical significance and may not be predictive of the results of further clinical trials of QINLOCK, including our ongoing Phase 3 study for QINLOCK in second-line GIST. These factors also apply to the trials for our drug candidates.
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
Our product development costs will increase if we experience delays in preclinical studies or clinical trials or in obtaining marketing approvals. We do not know whether any of our planned preclinical studies or clinical trials will begin on a timely basis or at all, will need to be restructured, or will be completed on schedule, or at all. Our ongoing trials continue to generate additional data that may be requested by the FDA or other regulatory agencies. The FDA may request additional information or data or require us to conduct additional preclinical studies or clinical trials or to change our development plans and any such requests or requirements could result in development delays. Furthermore, the FDA could place a clinical hold, either another partial clinical hold or a full clinical hold, on our trials if they are not satisfied with the information we provide to them, which could result in delays for the trial. Significant preclinical study or clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our drug candidates or allow our competitors to bring products to market before we do and impair our ability to successfully commercialize our drug candidates and may harm our business and results of operations.
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
We may not be able to continue clinical trials for our drug or drug candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside of the U.S., or our clinical trials may be delayed if enrollment is slowed or paused due to health considerations, access restrictions, or disruptions and shortages in the global supply chain resulting from COVID-19 or other factors.
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
If our drug or drug candidates are associated with serious adverse events or undesirable side effects in clinical trials or have characteristics that are unexpected, we may need to abandon their development, limit development to more narrow uses or subpopulations in which the serious adverse events, undesirable side effects or other characteristics are less prevalent, less severe, or more acceptable from a risk-benefit perspective or highlight these risks, side effects, or other characteristics in the approved product label. In pharmaceutical development, many drugs that initially show promise in early-stage testing for treating cancer and other diseases may later be found to cause side effects that prevent further development of the drug. Currently marketed therapies for the treatment of cancer are generally limited to some extent by their toxicity. In addition, some of our drug candidates would be chronic therapies or be used in pediatric populations, for which safety concerns may be particularly important. Use of our drug candidates as monotherapies may also result in adverse events consistent in nature with other marketed therapies. In addition, if used in combination with other therapies in the future, our drug or drug candidates may exacerbate adverse events associated with the therapy. If serious adverse events or unexpected side effects are identified during development, we may be required to develop a REMS to mitigate those serious safety risks, which could impose significant distribution and/or use restrictions on our drug or drug candidates, if approved.
We currently have no products that are approved for sale with the exception of QINLOCK. Our drug and all of our drug candidates target key interactions with kinase switch regions to inhibit kinase activity. If we are unable to successfully develop and commercialize QINLOCK or our drug candidates, if approved, or experience significant delays in doing so, our business will be materially harmed.
We currently have no products that are approved for sale with the exception of QINLOCK. All of our drug candidates, including vimseltinib, rebastinib, and DCC-3116, are still in early to mid-stages of development.
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
Our drug candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale, and distribution are subject to comprehensive regulation by the FDA and other regulatory agencies in the U.S., the EMA and national competent authorities of the Member States in the EU, and China's NMPA and similar regulatory authorities outside the U.S. Failure to obtain marketing approval for a drug candidate will prevent us from commercializing the drug candidate. Our drug candidates are in the early to mid-stages of development and are subject to the risks of failure inherent in drug development. We have only received marketing authorization for QINLOCK in the U.S., and other select jurisdictions, and have not received marketing authorization for any of our drug candidates from regulatory authorities in any jurisdiction. We have only limited experience in conducting and managing clinical trials, and in submitting and supporting the applications necessary to seek marketing approvals and expect to rely on third-party CROs to assist us in this process. Securing marketing approval requires the submission of extensive nonclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the drug candidate's safety and efficacy. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. Our drug candidates may not be effective, may be only moderately effective, or may prove to have undesirable or unintended side effects, toxicities, or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use.
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
Regulatory authorities in some jurisdictions, including the U.S. and Europe, may in response to a request from the sponsor designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the U.S. For example, we have received orphan drug designation for ripretinib for the treatment of GIST and glioblastoma multiforme in the U.S. In the EU, a medicinal product may be designated as orphan if (1) it is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either (a) such condition affects no more than five in 10,000 persons in the EU when the application is made, or (b) it is unlikely that the product, without the benefits derived from orphan status, would generate sufficient return in the EU to justify the necessary investment in its development; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU, or if such a method exists, the product will be of significant benefit to those affected by the condition.
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
Research programs to identify new drug candidates require substantial technical, financial, and human resources. We may choose to focus our efforts and resources on a potential drug candidate that ultimately proves to be unsuccessful. If we are unable to identify suitable drug candidates for preclinical and clinical development, we will not be able to obtain revenues from the sale of products in future periods, which likely would result in significant harm to our financial position and adversely impact our stock price.
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
The extent to which the COVID-19 pandemic, or the future outbreak of any other highly infectious or contagious diseases, impacts our business, including our commercialization efforts, preclinical studies, and clinical trial operations, will depend on continuously changing circumstances, which are highly uncertain and cannot be predicted with confidence, such as the duration of such pandemic including future waves of infection, new strains of the virus that causes COVID-19, or the impact of the increasing availability of effective vaccines, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. The ongoing fluidity of this situation precludes any prediction as to the full impact of the COVID-19 pandemic, but it could have a material adverse effect on our business, financial condition, and results of operations. The COVID-19 pandemic may also have the effect of heightening many of the risks described herein, including the below:
•Our ability to successfully commercialize and generate revenue from QINLOCK may be adversely affected by the economic impact of the COVID-19 pandemic. For example, in the U.S. we plan to utilize various programs to help patients afford our products, including patient assistance programs for eligible patients. Market disruption caused by the COVID-19 pandemic may lead to delays in obtaining insurance coverage and reimbursement of newly approved products as well as an increase in the numbers of uninsured patients and patients who may no longer be able to afford their co-insurance or co-pay obligations. These factors may lead to increased utilization of our patient assistance programs, which could reduce revenues.
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
Investment in pharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We were formed and commenced operations in 2003. Other than QINLOCK, we have no approved products for commercial sale and have not generated sufficient revenue to result in a profit from product sales. We continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we have never been profitable and have incurred losses in each year since inception. For the nine months ended September 30, 2021 and the year ended December 31, 2020, we reported a net loss of $211.6 million and $266.5 million, respectively. As of September 30, 2021, we had an accumulated deficit of $966.0 million.
Since our inception, we have focused substantially all of our efforts and financial resources on developing our proprietary compound library, including, without limitation, the preclinical and clinical development of QINLOCK and our drug candidates and, more recently, establishing a commercial infrastructure. On May 15, 2020, QINLOCK was approved by the FDA for the treatment of adult patients with advanced GIST who have received prior treatment with three or more kinase inhibitors, including imatinib. We are also developing QINLOCK for the treatment of second-line GIST. Except for QINLOCK, all of our drug candidates, including vimseltinib, rebastinib, and DCC-3116, are still in early to mid-stages of development. To date, we have not generated sufficient revenue to result in a profit from the product sales of QINLOCK and have funded our operations primarily with proceeds from the sales of our common stock in public offerings and under the Sales Agreement, sales of preferred shares, proceeds from the issuance of convertible notes, payments received under a concluded collaboration agreement, upfront and milestone payments received under our license agreement with Zai, borrowings under a repaid construction loan, and research and development grants from the Kansas Bioscience Authority. Since our inception, we received an aggregate of $1.3 billion in net proceeds from such transactions. As of September 30, 2021, our cash, cash equivalents, and marketable securities were $392.2 million.
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
•commercialize QINLOCK by deploying a sales force and marketing QINLOCK in the U.S. and, if approved, in Europe and, either ourselves or through third parties, in other jurisdictions where we receive approval including Canada and Australia, assisting our licensee, Zai, in its efforts to develop and commercialize QINLOCK in the PRC, Hong Kong, and Taiwan and, if approved, in Macau, and/or entering into additional license and/or collaboration agreements and/or distribution arrangements with third parties;
•obtain, maintain, protect, and defend our intellectual property portfolio; and
•achieve and maintain market acceptance of QINLOCK, or any current or future drug candidate for which we may receive marketing approval, in the medical community and with third-party payors.
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
We commenced operations in 2003. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, conducting research and development, filing patents, identifying potential drug candidates, undertaking preclinical studies, initiating and conducting clinical trials, establishing arrangements with third parties for the manufacture of our drug and drug candidates, and establishing a commercial infrastructure in the U.S. and Europe. On May 15, 2020, QINLOCK was approved by the FDA for the treatment of adult patients with advanced GIST who have received prior treatment with three or more kinase inhibitors, including imatinib. We are also developing QINLOCK for the treatment of second-line GIST. Except for QINLOCK, all of our drug candidates, including vimseltinib, rebastinib, and DCC-3116, are still in early to mid-stages of development.
We have not yet demonstrated our ability to successfully complete Phase 3 clinical trials other than for QINLOCK in fourth- and fourth-line plus GIST and we have not generated sufficient revenue to result in a profit from product sales or profit from our operations. Consequently, we may never achieve or sustain profitability and any predictions you make about our future success or viability may not be as accurate as they could be if we had an operating history with these activities.
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
We expect to incur significant expenses in connection with our ongoing activities, particularly as we commercialize QINLOCK and advance additional indications for QINLOCK, and our drug candidates, vimseltinib, rebastinib, and DCC-3116, and seek to identify lead drug candidates in our discovery programs. We expect increased expenses as we continue our research and development and initiate additional clinical trials and establish arrangements with third parties for the manufacture of clinical supplies of and seek marketing approval for our drug candidates. In addition, we expect to incur significant commercialization costs and expenses related to product manufacturing, marketing, sales, and distribution of QINLOCK, including preparations for a commercial launch in Europe, if approved, and any current or future drug candidate for which we may receive marketing approval. Furthermore, we expect to continue to incur costs associated with operating as a public company.
Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed, or on attractive terms, we could be forced to delay, reduce, or eliminate our research or drug development programs or our commercialization efforts.
We believe that our cash, cash equivalents, and marketable securities as of September 30, 2021, together with anticipated product, royalty, and supply revenues, but excluding any potential future milestone payments under the Zai License Agreement, if any, will enable us to fund our operating expenses and capital expenditure requirements into the first half of 2023. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.
Our future capital requirements will depend on many factors, including:
•the scope, progress, costs, and results of our clinical trial of QINLOCK for the treatment of second-line GIST;
•the scope, progress, costs, and results of drug discovery, preclinical development, and clinical trials for our drug candidates;
•the cost of maintaining, expanding, or contracting for sales, marketing, and distribution capabilities in connection with commercialization of QINLOCK or any future drugs for which we may receive marketing approval;
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
As of September 30, 2021, our executive officers and directors, combined with our stockholders who own more than 10% of our outstanding capital stock, beneficially own shares, in the aggregate, representing approximately 31% of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to exert significant influence over all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would have significant influence over the election of directors and approval of any merger, consolidation, or sale of all or substantially all of our assets. This concentration of ownership control may:
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
Provisions in our amended and restated certificate of incorporation and our amended and restated by-laws may discourage, delay, or prevent a merger, acquisition, or other change in control of our company that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, these provisions:
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
•authorize our board of directors to issue preferred stock without stockholder approval, which could be used to institute a "poison pill" that would work to dilute the stock ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by our board of directors; and
•require the approval of the holders of at least 75% of the votes that all our stockholders would be entitled to cast to amend or repeal specified provisions of our charter or by-laws.
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
Our amended and restated by-laws designate specific courts as the exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders' ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.
Our amended and restated by-laws provide that, unless we consent in writing to an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for any state law claims for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of or based on a breach of a fiduciary duty owed by any of our current or former directors, officers, and employees to us or our stockholders, (iii) any action asserting a claim against us or any of our current or former directors, officers, employees, or stockholders arising pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated by-laws, or (iv) any action asserting a claim governed by the internal affairs doctrine (collectively, the Delaware Forum Provision). The Delaware Forum Provision will not apply to any causes of action arising under the Securities Act or the Exchange Act. Our amended and restated by-laws further provide that unless we consent in writing to the selection of an alternative forum, the United States District Court for the District of Massachusetts shall be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, or the Federal Forum Provision, as our principal executive offices are located in Waltham, Massachusetts. In addition, any person purchasing or otherwise acquiring any interest in any shares of our capital stock shall be deemed to have notice of and to have consented to the Delaware Forum Provision and the Federal Forum Provision; provided, however, that stockholders cannot and will not be deemed to have waived our compliance with the U.S. federal securities laws and the rules and regulations thereunder.
We recognize that the Delaware Forum Provision and the Federal Forum Provision may impose additional litigation costs on stockholders who assert the provision is not enforceable and may impose more general litigation costs in pursuing any such claims, particularly if the stockholders do not reside in or near the State of Delaware or the Commonwealth of Massachusetts. Additionally, these forum selection clauses in our amended and restated by-laws may limit a stockholder's ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or employees, which may discourage the filing of such lawsuits against us and our directors, officers, and employees even though an action, if successful, might benefit our stockholders. While the Delaware Supreme Court ruled in March 2020 that federal forum selection provisions purporting to require claims under the Securities Act be brought in federal court are "facially valid" under Delaware law, there is uncertainty as to whether other courts will enforce our Federal Forum Provision. The Federal Forum Provision may also impose additional litigation costs on stockholders who assert that the provision is unenforceable, and if the Federal Forum Provision is found to be unenforceable, we may incur additional costs with resolving such matters. The Court of Chancery of the State of Delaware and the United States District Court for the District of Massachusetts may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments or results may be more favorable to us than to our stockholders.
The market price of our common stock may be volatile and fluctuate substantially upon the occurrence of future events, which could result in substantial losses for purchasers of our common stock.
Our stock price is likely to be volatile. The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. Our common stock is currently quoted on the Nasdaq Global Select Market under the symbol "DCPH." Since our common stock began trading on the Nasdaq Global Select Market on September 28, 2017, our stock has traded at prices as low as $15.15 per share and as high as $71.11 per share through September 30, 2021. Market prices for our common stock will be influenced by a number of factors, including:
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
As a result of our public float (the market value of our common stock held by non-affiliates) as of June 30, 2020, we became a large accelerated filer as of December 31, 2020 and therefore no longer qualify as an "emerging growth company," as defined in the JOBS Act. Additionally, due to our public float as of June 30, 2020, we no longer qualify as a "smaller reporting company" as defined in the Exchange Act.
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
•if the third party ceases its operations for any reason;
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
We have in the past, currently have, and may in the future, seek third-party licensees and/or collaborators for the development and commercialization of certain approved drugs or drug candidates on a selective basis. Our likely licensees and/or collaborators for any arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies, and biotechnology companies. For example, in 2019, we licensed QINLOCK for development and commercialization in Greater China to Zai, a China and U.S.-based commercial stage biopharmaceutical company. Zai received regulatory approval to market QINLOCK in the PRC and Hong Kong in March 2021 and Taiwan in September 2021. We will not derive product revenue from Zai's sales of QINLOCK in Greater China and will in return for the license rights granted receive specified payments in the form of an upfront payment, certain milestone payments, if achieved, and royalties on the licensee's sales of QINLOCK in Greater China during a specified period.

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
•licenses and/or collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of our approved drug or drug candidates;
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
2.1
Reorganization Agreement and Plan of Merger by and among the Registrant, Deciphera Pharmaceuticals, LLC and the other parties named therein, dated October 2, 2017. (Incorporated by reference to Exhibit 2.1 to the Registrant's Quarterly Report on Form 10-Q filed on November 14, 2017) (1).

3.1	Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on October 5, 2017).

3.2	Amended and Restated By-laws of the Registrant (Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on June 12, 2020).

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
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

DECIPHERA PHARMACEUTICALS, INC.

Date: November 2, 2021	By:	/s/ Thomas P. Kelly
Thomas P. Kelly Chief Financial Officer (Principal Financial and Accounting Officer)