Form 10-K
period 2021-12-31
Deciphera Pharmaceuticals, Inc.
filed 2022-02-08
CIK 1654151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
FORM 10-K
______________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No ☒
As of June 30, 2021, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of Common Stock held by non-affiliates of the registrant computed by reference to the price of the registrant's Common Stock (based on the last reported sale price on the Nasdaq Global Select Market as of June 30, 2021) was $1,504,121,667. As of January 31, 2022, there were 58,552,372 shares of Common Stock, $0.01 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for its 2022 Annual Meeting of Stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant's fiscal year ended December 31, 2021, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Deciphera Pharmaceuticals, Inc.

SUMMARY OF MATERIAL RISKS ASSOCIATED WITH OUR BUSINESS
Our business is subject to numerous risks and uncertainties that you should be aware of before making an investment decision. These risks include, but are not limited to, the following:
•Our corporate strategy and restructuring plan may not be successful.
•There is no assurance that our commercialization efforts with respect to QINLOCK® (ripretinib), referred to as QINLOCK, including, without limitation, our launch in Germany, will be successful or that we will be able to generate revenues at the levels or on the timing we expect, or at levels or on the timing necessary to support our goals.
•We have limited experience as a commercial company and the marketing and sale of QINLOCK or any future approved drugs may be unsuccessful or less successful than anticipated.
•If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals for our drug and drug candidates, or if we experience a delay in drug supply, we will not be able to commercialize our drug candidates or expand our marketing for QINLOCK in additional geographies, and our ability to generate revenue will be materially impaired.
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
•QINLOCK or any current drug candidates, such as vimseltinib and DCC-3116, or future drug candidates, if successfully developed and approved, may cause undesirable side effects that limit the commercial profile or result in other significant negative consequences for approved products; or delay or prevent further development or regulatory approval with respect to drug candidates or new indications, or cause regulatory authorities to require labeling statements, such as boxed warnings.
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
•The commercial success of QINLOCK, and of any future approved drugs, such as vimseltinib or DCC-3116, if approved, will depend upon the degree of market acceptance by physicians, patients, third-party payors, and others in the medical community.
•Our failure to obtain additional marketing approvals in other foreign jurisdictions would prevent QINLOCK and our drug candidates from being marketed more extensively internationally, and any approval we are granted for QINLOCK or our drug candidates in the United States (U.S.) or key European markets would not assure approval of QINLOCK or our drug candidates in other foreign jurisdictions.
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
•If we experience delays or difficulties in the enrollment of patients in clinical trials, including in our clinical trials of vimseltinib or DCC-3116, our receipt of necessary marketing approvals could be delayed or prevented.

•If serious adverse events or unacceptable side effects are identified during the development of our drug or drug candidates, we may need to abandon or limit such development.
•We may not be able to obtain or, if granted, retain orphan drug exclusivity for our drug or drug candidates.
•The current pandemic of the novel coronavirus (COVID-19), including recurring surges and waves of infection, and the future outbreak of other highly infectious or contagious diseases, could seriously harm our research, development, and commercialization efforts, increase our costs and expenses and have a material adverse effect on our business, financial condition, and results of operations.
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

FORWARD-LOOKING STATEMENTS
This Form 10-K contains forward-looking statements, which reflect our current views with respect to, among other things, our operations and financial performance. All statements other than statements of historical facts contained in this Form 10-K, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plan, objectives of management, and expected market growth are forward-looking statements. You can identify these forward-looking statements by the use of words such as "outlook," "believes," "expects," "potential," "continues," "may," "will," "should," "seeks," "approximately," "predicts," "intends," "plans," "estimates," "anticipates," or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under "Risk Factors" and include, among other things:
•our ability to successfully commercialize or otherwise provide access to QINLOCK for the treatment of adult patients with advanced GIST who have received prior treatment with three or more kinase inhibitors, including imatinib, in the U.S., key European markets, and any other jurisdictions where we may receive marketing approval in the future;
•the success and cost of our plans to research, develop, and commercialize our drug candidates, including the timing of our product development activities and clinical trials, including the timing of our investigational new drug (IND) applications, and clearance thereof, for any other product candidates;
•our ability to successfully complete the Phase 3 MOTION study for vimseltinib in tenosynovial giant cell tumor (TGCT) patients, advance our DCC-3116 program through clinical development, and nominate additional drug candidates from our switch control inhibitor platform;
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
•our ability and plans in continuing to maintain our commercial infrastructure and successfully marketing and selling QINLOCK and any current or future drug candidate for which we may receive marketing approval, including our plans with respect to the focus and activities of our sales force, the nature of our marketing, market access, patient support activities, and our pricing of QINLOCK;
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
•our commercial preparedness efforts and our ability to commercially launch our drug or drug candidates, if and when they are approved, including, without limitation, QINLOCK in Germany and France, and our ability to provide access in additional European countries through other channels;
•the performance and experience of our licensee, Zai Lab (Shanghai) Co., Ltd. (Zai), to successfully develop and commercialize QINLOCK in the People's Republic of China (the PRC), Hong Kong, Taiwan and, if approved, in Macau, these territories collectively referred to as Greater China, under the terms and conditions of our license agreement, and the performance of our distributors in other territories;
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
•our ability to comply with healthcare laws and regulations in the U.S., key European markets, and any other foreign countries, including, without limitation, those applying to the marketing and sale of commercial drugs;
•the performance and experience of our third-party suppliers and manufacturers;
•the success and timing of competing therapies that are or may become available;
•our ability to attract and retain key scientific, medical, commercial, and management personnel;
•the accuracy of our estimates regarding expenses, future revenues, capital requirements, and needs for additional financing;
•the success of the implementation of our corporate restructuring intended to prioritize clinical development of select programs, streamline commercial operations, maintain a focus on discovery research, and extend our cash runway;
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
ITEM 1.    BUSINESS
Overview
We are a biopharmaceutical company focused on discovering, developing, and commercializing important new medicines to improve the lives of people with cancer. Leveraging our proprietary switch-control kinase inhibitor platform and deep expertise in kinase biology, we design kinase inhibitors to target the switch pocket region of the kinase with the goal of developing potentially transformative medicines. Through our patient-inspired approach, we seek to develop a broad portfolio of innovative medicines to improve treatment outcomes. QINLOCK, our switch-control kinase inhibitor, was engineered using our proprietary drug discovery platform and developed for the treatment of fourth-line GIST. QINLOCK is approved in Australia, Canada, China, the European Union (EU), Hong Kong, Switzerland, Taiwan, the United States (U.S.), and the United Kingdom (U.K.) for the treatment of fourth-line GIST. We wholly own QINLOCK and all of our drug candidates with the exception of a development and commercialization out-license agreement for QINLOCK in Greater China. In addition to QINLOCK, we have identified and advanced multiple product candidates from our platform into clinical studies, including vimseltinib and DCC-3116.
We are focused on the commercialization of QINLOCK for the treatment of fourth-line GIST in the U.S., where we believe that QINLOCK has been established as the standard of care. Following QINLOCK’s European Commission (EC) approval in fourth-line GIST in November 2021, we have decided to focus our direct commercial efforts on Germany and France. We have launched QINLOCK in Germany and plan to transition to a post-approval paid access program in France in the first half of 2022, subject to program approval by the French National Authority for Health (HAS). We plan to provide access to QINLOCK to fourth-line GIST patients in additional European countries through other channels.
We have two additional clinical-stage assets, vimseltinib and DCC-3116. In January 2022, we announced that enrollment was underway in our Phase 3 MOTION study for vimseltinib, a CSF1R inhibitor, in patients with TGCT. Our Phase 1/2 study of vimseltinib in TGCT patients is ongoing and we expect to provide updated data in the second half of 2022. We are also advancing DCC-3116, our potential first-in-class drug candidate targeting the ULK kinase to inhibit autophagy. DCC-3116 is in the dose escalation phase of a Phase 1 study in patients with mutant RAS and RAF cancers, and we expect to provide initial Phase 1 dose escalation data, as well as additional preclinical data on DCC-3116, in 2022. Following and subject to the selection of a recommended Phase 2 dose of DCC-3116 from the monotherapy dose escalation portion of the Phase 1 study of DCC-3116, we plan to initiate the Phase 1 combination dose escalation cohorts with trametinib in 2022 and, subject to feedback from regulatory authorities, expand this study to add a combination with a mutant KRAS G12C inhibitor in non-small cell lung cancer patients. In addition, we intend to continue to explore preclinical combinations of DCC-3116 with other agents. Finally, we continue to invest in our next generation of research programs, which are designed to provide first-in-class or best-in-class treatments using our proprietary switch-control inhibitor platform. Our goal for 2022 is to nominate a development candidate for our pan-RAF research program, which targets inhibition of BRAF and CRAF kinases.
QINLOCK - A Broad Spectrum KIT and PDGFRA Kinase Inhibitor for GIST
QINLOCK, an orally administered kinase switch control inhibitor of the KIT and PDGFRA kinases, is approved in nine territories for the treatment of fourth-line advanced GIST.
On May 15, 2020, QINLOCK was approved by the U.S. Food and Drug Administration (FDA) for the treatment of adult patients with advanced GIST who have received prior treatment with three or more kinase inhibitors, including imatinib. In May 2020, we launched QINLOCK commercially in the U.S. In 2020, QINLOCK was also approved for the treatment of fourth-line GIST in Canada and Australia. In November 2020, we announced that we had entered into exclusive distribution agreements for QINLOCK in Canada, Israel, Australia, New Zealand, Singapore, Malaysia, and Brunei. In November 2021, we announced that the EC approved QINLOCK in the EU for the treatment of adult patients with GIST who have received prior treatment with three or more kinase inhibitors, including imatinib. The EC decision is applicable to all 27 EU member states plus Iceland, Norway, and Liechtenstein. In 2021, QINLOCK was also approved for the treatment of fourth-line GIST in Switzerland and the U.K.
In June 2019, we entered into a License Agreement with Zai (the Zai License Agreement), pursuant to which we granted Zai exclusive rights to develop and commercialize QINLOCK, including certain follow-on compounds (the Licensed Products), in Greater China. In March and September 2021, the China National Medical Products Administration (NMPA) and the Taiwan Food and Drug Administration, respectively, approved QINLOCK for the treatment of adult patients with advanced GIST who have received prior treatment with three or more kinase inhibitors, including imatinib. In March 2021, the Hong Kong Department of Health approved QINLOCK in Hong Kong for the treatment of adult patients with advanced GIST who have received prior treatment with imatinib, sunitinib, and regorafenib.
In November 2021, we announced top-line data from INTRIGUE, our Phase 3 study of QINLOCK for the treatment of second-line GIST. The INTRIGUE study did not meet the primary endpoint of improved progression-free survival (PFS) compared with the standard of care sunitinib. The INTRIGUE Phase 3 clinical study is an interventional, randomized, global, multicenter, open-label study to evaluate the efficacy and safety of QINLOCK compared to sunitinib in patients with GIST previously treated with imatinib. In the study, 453 patients were randomized 1:1 to either QINLOCK 150 mg once daily or sunitinib 50 mg once daily for four weeks followed by two weeks without sunitinib.
We are focused on the commercialization of QINLOCK for the treatment of fourth-line GIST in the U.S., where we believe QINLOCK is the standard of care. Following QINLOCK’s EC approval in fourth-line GIST in November 2021, we have decided to focus our direct commercial efforts on Germany and France. We have launched QINLOCK in Germany and plan to transition to a post-approval paid access program in France in the first half of 2022, subject to program approval by the HAS. We plan to provide access to QINLOCK to fourth-line GIST patients in additional European countries through other channels. Further clinical development of QINLOCK has been discontinued.
Vimseltinib – CSF1R Kinase Inhibitor for TGCT
Vimseltinib is an investigational, orally administered, potent, and highly-selective switch-control kinase inhibitor of the colony stimulating factor 1 receptor (CSF1R). We are currently studying vimseltinib in a pivotal Phase 3 study in patients with TGCT (MOTION study). The MOTION study is a two-part, randomized, double-blind, placebo-controlled study to assess the efficacy and safety of vimseltinib in patients with TGCT who are not amenable to surgery. In Part 1 of the study, eligible study participants will be assigned to receive either vimseltinib or matching placebo for 24 weeks. Participants assigned to placebo in Part 1 will have the option to receive vimseltinib for Part 2 of the study. Part 2 is a long-term treatment phase in which all participants will receive open-label vimseltinib. The primary endpoint of the study is objective response rate (ORR) at 25 weeks as measured by Response Evaluation Criteria In Solid Tumors (RECIST) v1.1 by blinded independent central review. In January 2022, we announced that enrollment is currently underway in our Phase 3 MOTION study.
We are also conducting an international, multicenter, ongoing open-label Phase 1/2 study designed to evaluate the safety, efficacy, pharmacokinetics (PK), and pharmacodynamics (PD) of vimseltinib in patients with solid tumors and TGCT. In September 2021, at the European Society for Medical Oncology (ESMO) Congress 2021, we announced data from patients with TGCT in both the Phase 1 dose escalation portion of the study and from cohort A in the Phase 2 expansion portion of the study.
Cohort A includes TGCT patients with no prior anti-CSF1/CSF1R (previous therapy with imatinib or nilotinib is eligible) and cohort B includes patients with prior anti-CSF1/CSF1R (previous therapy with imatinib or nilotinib alone is not eligible). As GIST and TGCT have significant overlap in the key opinion leaders and treating physicians, we believe our QINLOCK commercial infrastructure provides a strong foundation for a potential vimseltinib product, if approved. In 2022, we plan to focus on enrollment of our Phase 3 MOTION study and provide updated data from our Phase 1/2 study of vimseltinib in TGCT patients.
DCC-3116 – ULK Kinase Inhibitor for RTK/RAS/MAPK Driven Cancers
DCC-3116 is a potential first-in-class investigational, orally administered, potent, and highly selective switch-control inhibitor of the ULK kinase. DCC-3116 is designed to inhibit autophagy, a key tumor survival mechanism in cancer cells, by inhibiting the ULK 1/2 kinases, referred to collectively as ULK or ULK kinases, which have been shown to be the initiating factors that activate autophagy. We believe that DCC-3116, in combination with receptor tyrosine kinase (RTK)/RAS/MAP kinase signaling pathway inhibition, has the potential to change the treatment of RTK/RAS/MAPK driven cancers, if approved.
DCC-3116 is being studied in a Phase 1 study designed to evaluate the safety, tolerability, clinical activity, PK, and PD of DCC-3116 as a single agent and in combination with trametinib, an FDA approved MEK inhibitor, in patients with advanced or metastatic tumors with a RAS or RAF mutation. The clinical development plan for DCC-3116 will initially focus on documented RAS and RAF cancer mutations, which we believe utilize autophagy for tumor growth, survival, and as a resistance mechanism to inhibitors of RTK, RAS, and MAP kinases.
Following the dose escalation phase and subject to the selection of a recommended Phase 2 dose, expansion cohorts in combination with trametinib are currently planned in patients with advanced or metastatic pancreatic ductal adenocarcinoma with KRAS or BRAF mutations, non-small cell lung cancer with KRAS, NRAS, or BRAF mutations, colorectal cancer with KRAS, NRAS, or BRAF mutations, and melanoma with NRAS or BRAF mutations. In June 2021, we announced dosing of the first patient in the Phase 1, multicenter, open-label, first-in-human study of DCC-3116. In 2022, we plan to continue to enroll patients and expect to provide initial Phase 1 dose escalation data as well as additional preclinical data on DCC-3116. Following and subject to the selection of a recommended Phase 2 dose of DCC-3116 from the monotherapy dose escalation portion of the Phase 1 study of DCC-3116, we plan to initiate the Phase 1 combination dose escalation cohorts with trametinib in 2022 and, subject to feedback from regulatory authorities, expand this study to add a combination with a mutant KRAS G12C inhibitor in non-small cell lung cancer patients.
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
Our proprietary switch-control kinase inhibitor platform combines our deep expertise in kinase biology with our library of drug-like compounds that we designed to interact with specific regions of the kinase regulating switch function. The transformation of a kinase from a switched-off, or inactivated, state to a switched-on, or activated, state is dependent upon the interaction of one region of the kinase called the activation switch with another region called the switch pocket. The interaction between the activation switch and the switch pocket is a common mechanism among all kinases; however, the molecular structure of the activation switch and the switch pocket varies among kinases allowing for the rational design of molecules that inhibit a specific kinase or specific kinases. An extension of our platform has been shown to enable the design of switch-control inhibitors for serine/threonine kinases that utilize other kinase domain regions for switch regulation/activation, including the C-helix, P-loop, and catalytic amino acid residues.
Our drug candidates directly target the conformation-controlling switches that kinases rely on for activation and are designed to inhibit the kinase from switching on. By using our proprietary approach to target the switch pocket, we believe we can design inhibitors that are more broadly active against the target kinase or that are spectrum-selective against several chosen on-target kinases, all while minimizing off-target toxicity. We believe that our drug candidates may contribute to higher activity than currently available kinase inhibitors even upon accumulation of mutations that would render the kinase resistant to other kinase inhibitors.
In addition to QINLOCK, our platform also enabled the discovery and development of vimseltinib, our Phase 3 inhibitor of CSF1R kinase for the potential treatment of TGCT, and DCC-3116, our Phase 1 inhibitor of ULK1 and ULK2 kinases being developed to inhibit autophagy, which is a key process used by cancers for survival and resistance to a variety of anti-tumor therapeutics.
We are also making a focused investment in our next generation of research programs, which are designed to provide first-in-class or best-in-class treatments using our proprietary switch-control inhibitor platform. Our goal for 2022 is to nominate a development candidate for our pan-RAF research program, which targets inhibition of BRAF and CRAF kinases. We also plan to continue to develop our in-licensed research-stage program, which targets the VPS34 kinase.
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
Our Strategy
Our objective is to discover, develop and commercialize important new medicines to improve the lives of people with cancer. The principal components of our strategy include:

•Successfully commercialize QINLOCK in fourth-line GIST in the U.S., where we believe we are the standard of care, and the key European markets of Germany and France, while working to provide access to QINLOCK to eligible patients around the world through other channels.
•Develop vimseltinib, our inhibitor of CSF1R, as a potential single agent therapy for the treatment of TGCT, for which we recently initiated the Phase 3 MOTION study, and leverage potential synergies and experience we have gained from QINLOCK towards this second drug candidate.
•Develop DCC-3116, our inhibitor of ULK kinase, for the potential treatment of mutant RTK, RAS, or RAF cancers, including potentially expanding this program to include a mutant KRAS G12C combination agent in non-small cell lung cancer.
•Advance our discovery efforts using our switch-control kinase inhibitor platform towards nominating a development candidate for our pan-RAF research program.
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
Within almost all kinases, a molecular control known as the activation switch governs whether the kinase is in the inactive or the active state. Most of the time kinases are in an inactive state and are triggered into the active state when they are needed to direct normal cellular functions. In cancer, mutations within kinases, particularly those that involve the activation switch region, can cause uncontrolled kinase signaling within the cell. In addition, kinases may acquire further mutations during treatment with traditional kinase inhibitors that confer resistance to these kinase inhibitors. We designate specific regions of the gene that encodes the kinase, or exons, when referring to particular mutations. Kinase activity also may be amplified through the aberrant development of multiple copies of the relevant gene. These aggressively activated mutated or amplified kinases can drive rapid, uncontrolled growth and spread of tumors. Additionally, wild-type kinases (not mutationally activated) in cancer cells or in various cell types in the tumor microenvironment can be co-opted by tumors or malignancies to enable growth, survival, or metastases.
Our Approach: Switch-Control Kinase Inhibitors
We created our diverse pipeline of clinical-stage drug candidates entirely in house using our proprietary switch-control kinase inhibitor platform. We developed our platform based on our deep insight into the biology of kinases, which are regulated by control of their shape, or conformation. The transformation of a kinase from an inactive to an activated state is dependent upon the interaction of one region of the kinase called the activation switch with another region called the switch pocket. This activation switch mechanism is common among kinases. Some kinases also can be activated if the activity of an inhibitory switch that ordinarily blocks the ability of the activation switch to interact with the switch pocket is diminished or lost. Our drug candidates, which we refer to as switch-control kinase inhibitors, directly interfere with the interaction between the activation switch and the switch pocket and prevent kinase activation. While the interaction between the activation switch and the switch pocket is common among kinases, the molecular structure of the activation switch and the switch pocket varies among kinases. We take advantage of this variation to design molecules that inhibit a specific kinase or kinases. An extension of our platform has been shown to enable the design of switch-control inhibitors for serine/threonine kinases that utilize kinase regions other than the activation loop for switch regulation/activation, including the C-helix, P-loop, or catalytic amino acid residues. This expanded platform enables the design of switch-control inhibitors that bind a kinase in either a Type II state (DFG-out) or a Type I state (DFG-in).
Our proprietary switch-control kinase inhibitor platform includes a library of drug-like, switch-control kinase compounds. We have determined and assessed more than 200 co-crystal structures where our compounds are bound into the switch pocket of specific kinases. We use this information to identify and optimize candidate molecules that are specifically designed to interact with the switch pocket. By directly targeting the switch pocket, we believe we can design inhibitors that will be broadly active against the target kinase, covering both wild-type and many or all of the known mutant or amplified forms, or spectrum-selective towards several chosen kinases.
Using our switch-control kinase inhibitor platform, we have developed a diverse pipeline of differentiated, orally administered drug candidates that include our approved drug, QINLOCK, and two clinical-stage agents, vimseltinib and DCC-3116, and ongoing research-stage programs. Our switch-control kinase inhibitors are designed to interact at a molecular level that is distinct from other kinase inhibitors and are designed to generate higher and more durable rates of response. We believe our drug candidates may contribute to higher activity than currently available kinase inhibitors.
The figure below illustrates activation of the switch pocket and how our switch-control kinase inhibitors are designed to embed into the switch pocket thereby inhibiting switch activation.

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
Our Drug and Drug Candidates
We are leveraging our proprietary switch-control kinase inhibitor platform to develop a pipeline of highly selective, potent small molecule drug candidates that are designed to directly inhibit activation of kinases implicated in the growth and spread of tumors. Our platform allows us to rapidly identify new drug candidates to enter preclinical development. We wholly own QINLOCK and all of our drug candidates with the exception of a development and commercialization out-license agreement for QINLOCK in Greater China, including the lead programs summarized in the following figure. Our research -stage programs are also wholly-owned, with the exception of VPS34 program, which we have in-licensed:

Notes: CSF1R=colony-stimulating factor 1 receptor; GIST=gastrointestinal stromal tumor; KIT=KIT proto-oncogene receptor tyrosine kinase; PDGFRA=platelet-derived growth factor receptor α; RAF=rapidly accelerated fibrosarcoma; RAS=rat sarcoma gene; TGCT=tenosynovial giant cell tumor; ULK=unc-51-like autophagy-activating kinase; (1) Exclusive development and commercialization license with Zai Lab in Greater China for QINLOCK; (2) QINLOCK is approved for 4th line GIST in the United States, Australia, Canada, China, the European Union, Hong Kong, Switzerland, Taiwan, and the United Kingdom; (3) Agreement with Sprint Bioscience for exclusive in-license worldwide rights to a research-stage program targeting VPS34.
QINLOCK: A Broad Spectrum Kinase Inhibitor of KIT and PDGFRA for GIST
QINLOCK is an orally administered switch-control kinase inhibitor developed for the treatment of GIST and is approved in nine territories for the treatment of fourth-line advanced GIST. While approved kinase inhibitors control certain initiating and drug resistance-causing mutations in KIT and PDGFRA, the kinases that drive disease progression in most GIST patients, these approved drugs fail to inhibit all known mutations. We designed QINLOCK to improve the treatment of GIST patients by inhibiting the full spectrum of the known mutations in KIT and PDGFRA. QINLOCK is a KIT and PDGFRA switch-control kinase inhibitor that blocks initiating and resistance KIT mutations in exons 9, 11, 13, 14, 17, and 18 known to be present in GIST patients. QINLOCK similarly inhibits the primary initiating PDGFRA mutations occurring in exons 12 and 18 and also inhibits wild-type PDGFRA that is subject to amplification in cancers.
Following the Phase 3 INVICTUS study of QINLOCK in fourth-line GIST which met its primary endpoint of improved PFS versus placebo, on May 15, 2020, QINLOCK was approved by the FDA for the treatment of adult patients with advanced GIST who have received prior treatment with three or more kinase inhibitors, including imatinib. Following FDA approval of QINLOCK, in May 2020, we commenced sales and marketing of QINLOCK in the U.S.
In 2020, QINLOCK was also approved for the treatment of fourth-line GIST in Canada and Australia. In November 2020, we announced that we had entered into exclusive distribution agreements for QINLOCK in Canada, Israel, Australia, New Zealand, Singapore, Malaysia, and Brunei. In November 2021, we announced that the European Commission (EC) approved QINLOCK in the EU for the treatment of adult patients with GIST who have received prior treatment with three or more kinase inhibitors, including imatinib. The EC decision is applicable to all 27 EU member states plus Iceland, Norway, and Liechtenstein. In 2021, QINLOCK was also approved for the treatment of fourth-line GIST in Switzerland and the U.K.
In June 2019, we entered into the Zai License Agreement with Zai pursuant to which we granted Zai exclusive rights to develop and commercialize the Licensed Products in Greater China. In March and September 2021, the China NMPA and the Taiwan Food and Drug Administration, respectively, approved QINLOCK for the treatment of adult patients with advanced GIST who have received prior treatment with three or more kinase inhibitors, including imatinib. In March 2021, the Hong Kong Department of Health approved QINLOCK in Hong Kong for the treatment of adult patients with advanced GIST who have received prior treatment with imatinib, sunitinib, and regorafenib.
In November 2021, we announced top-line data from INTRIGUE, our Phase 3 study of QINLOCK for the treatment of second-line GIST. The INTRIGUE study did not meet the primary endpoint of improved PFS compared with the standard of care sunitinib. The INTRIGUE Phase 3 clinical study is an interventional, randomized, global, multicenter, open-label study to evaluate the efficacy and safety of QINLOCK compared to sunitinib in patients with GIST previously treated with imatinib. In January 2022, we presented the results from the INTRIGUE Phase 3 study of QINLOCK in patients with GIST previously treated with imatinib at the American Society of Clinical Oncology Plenary Series Session.
We are focused on the commercialization of QINLOCK for the treatment of fourth-line GIST in the U.S., where we believe QINLOCK is the standard of care. Following QINLOCK’s EC approval in fourth-line GIST in November 2021, we plan to focus our direct commercial efforts on Germany and France. We have launched QINLOCK in Germany and plan to transition to a post-approval paid access program in France in the first half of 2022, subject to program approval by the HAS. We plan to provide access to QINLOCK to fourth-line GIST patients in additional European countries through other channels. Further clinical development of QINLOCK has been discontinued.
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
Metastatic KIT-driven GIST is a disease characterized by many mutations in KIT, with over 90% of individual KIT-driven GIST patients harboring multiple mutations that drive progression of their disease. Multiple secondary mutations can arise within an individual patient and/or tumor in different areas or sites of tumor growth. Drug resistant secondary mutations in patients with KIT-driven GIST span exon regions 13 to 18.
Existing First-, Second-, and Third-Line Treatments For GIST
Patients diagnosed early with localized GIST generally undergo surgical resection of their tumors. In surgically resected patients considered at a high risk of recurrence and in unresectable or metastatic patients, the kinase inhibitor imatinib is the only approved first-line therapy in the U.S., other than avapritinib, which is approved in the U.S. for GIST patients with PDGFRA exon 18 mutations only (estimated to be approximately 6% of all patients with newly-diagnosed GIST). RECIST criteria, which characterizes changes in tumor size measured by CT scan, define a partial response (PR) as tumor size reduction of 30% or more, a complete response (CR) as tumor size reduced by 100%, and disease progression as an increase in tumor size by 20% or more. RECIST criteria define stable disease (SD) as neither qualifying for PR nor for disease progression.
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
Although GIST patients may experience periods of disease control with approved treatments, due to the heterogeneous nature of the mutations that drive the disease, many patients continue to progress and ultimately fail all lines of treatment. Of the approximately 4,000 to 6,000 GIST patients newly diagnosed each year in the U.S., we estimate that about 65% will experience metastatic disease with a comparable incidence in what is referred to as the EU5, which includes Germany, France, Italy, Spain, and the U.K. We estimate that the annual new treatment-eligible population of fourth-line GIST patients in the U.S. is approximately 1,000 to 1,300. This treatment eligible patient estimate excludes the estimated proportion of patients that die, discontinue treatment, or enter a clinical trial and, therefore, are not eligible for treatment; for later lines of therapy, we expect a similar drop-off rate. This estimate, which is based on our analyses of U.S. claims data, is inherently uncertain.
Clinical Development of QINLOCK
Phase 3 INVICTUS Study in Fourth-Line and Fourth-Line Plus GIST
On May 15, 2020, QINLOCK was approved by the FDA for the treatment of adult patients with advanced GIST who have received prior treatment with three or more kinase inhibitors, including imatinib. The FDA’s approval of QINLOCK was based on our New Drug Application (NDA) submission in December 2019, which was reviewed under the FDA’s Oncology Center of Excellence (OCE) pilot program, Real-Time Oncology Review (RTOR) and the FDA’s Project Orbis initiative, and granted priority review. Our NDA submission was based on positive results from our first Phase 3 study, INVICTUS, in patients with fourth-line and fourth-line plus GIST. Following the FDA approval of QINLOCK, in May 2020, we commenced sales and marketing of QINLOCK in the U.S. In 2020, QINLOCK was also approved for the treatment of fourth-line GIST in Canada and Australia. In November 2020, we announced that we had entered into exclusive distribution agreements for QINLOCK in Canada, Israel, Australia, New Zealand, Singapore, Malaysia, and Brunei. In November 2021, we announced that the EC approved QINLOCK in the EU for the treatment of adult patients with GIST who have received prior treatment with three or more kinase inhibitors, including imatinib. The EC decision is applicable to all 27 EU member states plus Iceland, Norway, and Liechtenstein. In 2021, QINLOCK was also approved for the treatment of fourth-line GIST in Switzerland and the U.K.
We will maintain a limited direct commercial presence that will support the launch of QINLOCK in two key markets, Germany and France, and plan to provide access to QINLOCK in additional European countries through other channels. In addition, named patient sales in Switzerland are underway.
The INVICTUS Phase 3 study was an international, multicenter, randomized, double-blind, placebo-controlled trial to evaluate the safety, tolerability, and efficacy of QINLOCK compared to placebo in patients with advanced GIST whose previous therapies have included at least imatinib, sunitinib, and regorafenib. The primary efficacy endpoint is PFS based on disease assessment by blinded independent central review (BICR) using modified RECIST 1.1 criteria. The key secondary endpoint is ORR based on BICR. Additional secondary endpoints include overall survival (OS), time to progression, time to best response, PFS by investigator assessment, quality of life, and safety.
In the INVICTUS study, QINLOCK demonstrated a median PFS of 6.3 months (27.6 weeks) compared to 1.0 month (4.1 weeks) in the placebo arm and significantly reduced the risk of disease progression or death by 85% (Hazard Ratio [HR] of 0.15, 95% Confidence Interval (0.09,0.25), p-value <0.0001) compared to placebo. This PFS benefit was consistent across all assessed patient subgroups.
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
In June 2021, we presented data for QINLOCK patients undergoing intra-patient dose escalation after disease progression in the INVICTUS Phase 3 study at the American Society of Clinical Oncology. An exploratory analysis was conducted to assess the safety and efficacy of QINLOCK dose escalation to 150 mg BID among patients randomized to QINLOCK 150 mg QD in the INVICTUS study. As of the August 10, 2020 cutoff date, of the 85 patients randomized to QINLOCK 150 mg QD in the INVICTUS study, 43 dose escalated to 150 mg BID after disease progression by blinded independent central review using modified RECIST version 1.1.

Among the 43 patients in the QINLOCK arm who dose escalated, initial median PFS, or mPFS1, was 4.6 months (95% CI 2.7–6.4) and the subsequent median PFS, or mPFS2, from the day of dose escalation to second disease progression or death was 3.7 months (95% CI 3.1–5.3). The ratio of mPFS2/mPFS1 was 80%. Median OS was 18.4 months in patients randomized to QINLOCK 150 mg QD with progressive disease and who dose escalated to 150 mg BID (n=43) and 14.2 months in those randomized to QINLOCK 150 mg QD with progressive disease and not dose escalating (n=22) (HR 0.74, 95% CI 0.37–1.49). QINLOCK 150 mg BID was well tolerated with a similar safety profile to QINLOCK 150 mg QD, with new or worsening Grade 3–4 TEAEs of anemia in 6 (14%) and abdominal pain in 3 (7%) patients. In addition, in January 2022, we announced that the National Comprehensive Cancer Network (NCCN) Clinical Practice Guidelines for GIST now includes the use of QINLOCK 150 mg twice daily (BID) after disease progression if previously treated with QINLOCK 150 mg once daily in fourth-line GIST patients.
In September 2021, we announced a long-term update from the Phase 3 INVICTUS study. An exploratory evaluation of primary and secondary endpoints in the Phase 3 INVICTUS study, with a cutoff date of January 15, 2021, an additional 19 months after the primary analysis, demonstrated consistent PFS with no change since the primary data cut off, and improved median OS among patients receiving ripretinib (median OS 18.2 months with QINLOCK compared to 6.3 months with placebo, HR = 0.41, 95% Confidence Interval (0.26, 0.65)). Safety findings were consistent with the primary analysis results and most TEAEs were Grade 1 or 2. Increases in TEAEs and TEAEs leading to dose modifications in the additional 19 months of follow up were minimal. We believe these more mature results continue to support the clinically meaningful benefit in PFS and OS for QINLOCK with an acceptable safety profile in patients with advanced GIST treated with three or more prior lines of therapy.
Phase 3 INTRIGUE Study in Second-Line GIST
In December 2018, we initiated a pivotal Phase 3 study, INTRIGUE, to evaluate the efficacy and tolerability of QINLOCK compared to sunitinib in second-line GIST patients. The study is being conducted at 122 investigational sites in 22 countries. We successfully completed enrollment of 453 patients in INTRIGUE.
The INTRIGUE Phase 3 study is an interventional, randomized, global, multicenter, open-label study to evaluate the safety, tolerability, and efficacy of QINLOCK compared to sunitinib in patients with GIST previously treated with imatinib. Patients were randomized 1:1 to either 150 mg of QINLOCK once daily or 50 mg of sunitinib once daily for four weeks followed by two weeks without sunitinib. The primary efficacy endpoint was PFS as determined by independent radiologic review using modified RECIST. Secondary endpoints as determined by independent radiologic review using modified RECIST include ORR and OS. As an event-driven study, the analysis of the primary endpoint for INTRIGUE occurred once a pre-specified number of events, defined as death or disease progression events based on independent radiologic review using modified RECIST, had occurred.
In November 2021, we announced top-line data from our INTRIGUE study, which showed the INTRIGUE study did not meet the primary endpoint of improved PFS compared with the standard of care sunitinib.
The statistical analysis plan included a hierarchical testing structure that included testing patients with a KIT exon 11 primary mutation and in the all patient intent-to-treat (AP) population. In patients with a KIT exon 11 primary mutation, (n=327), QINLOCK demonstrated a mPFS of 8.3 months compared to 7.0 months for the sunitinib arm (HR of 0.88, p=0.360). Although not formally tested due to the rules of the hierarchical testing sequence, in the AP population QINLOCK demonstrated a mPFS of 8.0 months compared to 8.3 months for the sunitinib arm (HR of 1.05, nominal p=0.715).
In the INTRIGUE study, QINLOCK was generally well tolerated and the safety profile of QINLOCK was consistent with its existing prescribing information, with the safety population as follows: ripretinib (n=223) and sunitinib (n=221). Any grade 3/4 TEAEs were as follows (n (%)): ripretinib 92 (41.3) and sunitinib 145 (65.6). Any grade 3/4 drug-related TEAEs were as follows (n (%)): ripretinib 59 (26.5) and sunitinib 122 (55.2).
QINLOCK Mechanism of Action
KIT and PDGFRA are kinases that each contain both an auxiliary inhibitory switch encoded by KIT exon 11 or PDGFRA exon 12 and a main activation switch within the kinase domain encoded by KIT exons 17 and 18 or PDGFRA exons 18 and 19. These mechanisms carefully regulate cellular kinase activity by controlling kinase conformation in either an “on” or “off" position. Oncogenic kinase mutations predominantly function by disrupting one or more regulatory switch mechanisms, leading to dysregulated function and loss of normal, physiologic conformational control. QINLOCK is a novel switch-control TKI specifically designed to broadly inhibit KIT and PDGFRA kinase signaling through a dual mechanism of action that secures the kinase into an inactive conformation, resulting in inhibition of downstream signaling and cell proliferation.

QINLOCK precisely and durably binds to both the switch pocket region and the activation switch to lock the kinase in the inactive state, preventing downstream signaling and cell proliferation. For one aspect of its dual mechanism of action, portions of QINLOCK mimic the inhibitory switch and occupy the switch pocket, thereby preventing the activation switch’s entry. Additionally, other residues on QINLOCK bind to the activation loop, stabilizing it out of the switch pocket and covering the adenosine triphosphate (ATP) binding site, so phosphorylation cannot occur. This dual mechanism of action secures KIT and PDGFRA kinases in their inactive conformations providing broad inhibition of KIT and PDGFRA kinase activity, including wild type and multiple primary and secondary mutations. QINLOCK also inhibits other kinases in vitro, such as PDGFRB, TIE2, VEGFR2, and BRAF.
Vimseltinib: CSF1R Kinase Inhibitor for TGCT
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
We are currently studying vimseltinib in a pivotal Phase 3 study in patients with TGCT. The MOTION study is a two-part, randomized, double-blind, placebo-controlled study of vimseltinib to assess the efficacy and safety in patients with TGCT who are not amenable to surgery. In Part 1 of the study, eligible study participants will be assigned to receive either vimseltinib or matching placebo for 24 weeks. Participants assigned to placebo in Part 1 will have the option to receive vimseltinib for Part 2 of the study. Part 2 is a long-term treatment phase in which all participants will receive open-label vimseltinib. The primary endpoint of the study is ORR at 25 weeks as measured by RECIST v1.1 by blinded independent central review. In January 2022, we announced that enrollment is currently underway in our Phase 3 MOTION study.
We are also conducting an international, multicenter, ongoing open-label Phase 1/2 study designed to evaluate the safety, efficacy, PK, and PD of vimseltinib in patients with solid tumors and TGCT. In September 2021, we announced data from patients with TGCT in both the Phase 1 dose escalation portion of the study and from cohort A in the Phase 2 expansion portion of the study. Cohort A includes TGCT patients with no prior anti-CSF1/CSF1R (previous therapy with imatinib or nilotinib is eligible) and cohort B includes patients with prior anti-CSF1/CSF1R (previous therapy with imatinib or nilotinib alone is not eligible).
In November 2021, we also announced that vimseltinib had been granted fast track designation by the FDA for the treatment of patients with TGCT who are not amenable to surgery.
We are prioritizing the clinical development of vimseltinib in patients with TGCT through our Phase 3 MOTION study and we plan to continue to enroll patients during 2022. As GIST and TGCT have significant overlap in the key opinion leaders and treating physicians, we believe our QINLOCK commercial infrastructure provides a strong foundation for a potential vimseltinib product, if approved. In the second half of 2022, we plan to provide updated data from our Phase 1/2 study of vimseltinib in TGCT patients.
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
TGCTs are divided into types based on where they are and how they grow. Localized TGCTs are typically more well-defined and confined to a portion of joints like the fingers, toes, knees, wrists, and ankles. Diffuse-type TGCTs are typically less well-defined and occur most commonly in and around joints such as the knee, hips, ankles, elbows, and shoulders. We estimate that approximately 14,000 to 18,000 patients are diagnosed annually with localized and diffuse-type TGCT in the U.S. In addition, we estimate that annual incidence of new drug-treated TGCT cases in the U.S. is approximately 1,300 to 1,400, with a comparable incidence in the EU5. We estimate that the annual prevalent drug-eligible TGCT patients in the U.S. is approximately 8,000.
CSF1R inhibition has demonstrated promising clinical benefit in TGCT patients and we believe that despite an approved treatment for TGCT patients in the U.S., there remains an unmet medical need for this population. Pexidartinib is the only approved product for TGCT patients with TGCT associated with severe morbidity or functional limitations and not amenable to improvement with surgery. In a randomized Phase 3 trial, the proportion of patients who achieved ORR was higher for pexidartinib, at 38%, versus placebo, at 0%, at week 25 by RECIST, version 1.1. The FDA approval includes a Risk Evaluation and Mitigation Strategy (REMS) for pexidartinib, including intensive liver monitoring due to hepatotoxicity risks, thought to be an off-target effect. The European Medicines Agency (EMA) adopted the decision of refusal of the pexidartinib EU MAA in November 2020. Many patients are treated with off-label tyrosine kinase inhibitors, in particular imatinib, despite the lack of an approval in TGCT.
Phase 3 MOTION Study in Patients with TGCT
We are currently studying vimseltinib in a pivotal Phase 3 MOTION study in patients with TGCT. In January 2022, we announced that enrollment is currently underway in our Phase 3 MOTION study. The MOTION study is a two-part, randomized, double-blind, placebo-controlled study to assess the efficacy and safety of vimseltinib in patients with TGCT who are not amenable to surgery. In Part 1 of the study, eligible study participants will be assigned to receive either 30 mg twice weekly vimseltinib (n=80) or matching placebo (n=40) for 24 weeks. Participants assigned to placebo in Part 1 will have the option to receive vimseltinib for Part 2 of the study. Part 2 is a long-term treatment phase in which all participants will receive open-label vimseltinib. The primary endpoint of the study is ORR at 25 weeks as measured by RECIST v1.1 by blinded independent central review.
Ongoing Phase 1/2 Study of Vimseltinib in Patients with TGCT
We have an ongoing open-label Phase 1/2 study designed to evaluate the safety, efficacy, PK, and PD of vimseltinib in patients with solid tumors and TGCT. The dose escalation portion of our Phase 1/2 study is a single arm study of vimseltinib that is designed to evaluate the safety, PK, and PD of multiple doses of vimseltinib in approximately 60 patients with malignant solid tumors and TGCT patients not amenable to surgery. The dose escalation portion of the study was designed to determine the Phase 2 dose and the MTD using a 3+3 dose escalation design with a minimum of three patients enrolled in each dose level cohort; starting at a dose of 10 mg once daily. Loading doses administered in the second cohort and subsequent cohorts were based on PK profiles observed in the first cohort. Based on the results from the dose escalation portion of the study, in November 2020, we announced the selection of a Phase 2 dose for, and initiated, the expansion portion of the study in patients with TGCT not amenable to surgery. The expansion portion of the study is designed to evaluate the safety, tolerability, preliminary antitumor activity, PK, PD, and patient reported outcomes of vimseltinib in TGCT.
In September 2021, at the ESMO Congress 2021, we announced the presentation of preliminary data from the ongoing Phase 1 dose escalation portion of the study and from cohort A in the Phase 2 expansion portion of the study. Cohort A includes TGCT patients with no prior anti-CSF1/CSF1R (previous therapy with imatinib or nilotinib is eligible) and cohort B includes patients with prior anti-CSF1/CSF1R (previous therapy with imatinib or nilotinib alone is not eligible).
As of the June 7, 2021 cutoff date, 68 TGCT patients were treated with vimseltinib and included in the safety population, including 32 TGCT patients enrolled in the Phase 1 dose escalation portion of the study and 36 TGCT patients enrolled in cohort A in the Phase 2 portion of the study. Efficacy data presented was from 51 TGCT patients, including all 32 TGCT patients enrolled in the Phase 1 dose escalation portion of the study and 19 TGCT patients enrolled in cohort A in the Phase 2 portion of the study that were evaluable for efficacy as of the cutoff date.
Thirty-two patients enrolled in Phase 1 dose escalation portion of the study and 36 patients enrolled in Phase 2 cohort A expansion portion of the study as follows: Phase 1 cohort 5 (n=8): 30 mg loading dose daily for five days followed by a maintenance dose of 30 mg twice a week; Phase 1 cohort 8 (n=12): 30 mg loading dose daily for three days followed by a maintenance dose of 10 mg daily; Phase 1 cohort 9 (n=12): 20 mg loading dose daily for three days followed by a maintenance dose of 6 mg daily; and Phase 2 cohort A (n=36): 30 mg twice weekly (no loading dose). Twelve out of 32 patients (38%) in Phase 1 and 32 out of 36 patients (89%) in Phase 2 cohort A had at least one prior surgery; five patients (16%) in Phase 1 and two patients (6%) in Phase 2 cohort A had received at least one prior systematic therapy. Fifty-one patients were evaluable for efficacy by RECIST v1.1 at the data cutoff in Phase 1 across all dose cohorts and in Phase 2 cohort A. Response data is based on independent central radiologic review with the exception of one patient who had a local assessment, and for whom no central assessment was performed.

Of the 51 efficacy-evaluable patients in Phase 1 across all dose cohorts and in the Phase 2 cohort A, 24 patients had a response resulting in an ORR (by best overall response) of 47%. Of the 32 patients in Phase 1, 16 patients achieved an objective response for an ORR (by best overall response) of 50% with durable responses observed across all dose cohorts, including one complete response in cohort 5. The median duration of treatment for all patients was 10.1 months. As of the data cutoff date, 72% of patients remained active in the study. Of the 36 patients enrolled in Phase 2 cohort A, 19 patients were evaluable for efficacy, of which there were eight patients with an objective response for an ORR (by best overall response) of 42%. Of the 19 patients, 10 had more than one follow-up imaging assessment and two responses occurred at later scans. The median duration of treatment for all patients was 1.9 months. The study is ongoing and follow-up evaluation is continuing with 83% of patients remaining active as of the data cutoff date.
In both Phase 1 and Phase 2 cohort A, treatment with vimseltinib was generally well tolerated in patients with TGCT. The majority of the common (≥15%) TEAEs were Grade 2 or lower. Two patients (6%) discontinued treatment due to a TEAE in Phase 1 and one patient (3%) discontinued treatment due to an TEAE in Phase 2 cohort A. Two patients experienced SAEs at least possibly related to vimseltinib, including metabolic encephalopathy and vaginal hemorrhage in Phase 1; no treatment-related SAEs were reported in Phase 2 cohort A. Observed transaminase, pancreatic, and creatine phosphokinase enzyme elevations were mostly low grade, asymptomatic, and consistent with mechanism of action of CSF1R inhibitors. No abnormalities in bilirubin levels were reported. In the second half 2022, we plan to provide updated data from our Phase 1/2 study of vimseltinib in TGCT patients.
DCC-3116: ULK Kinase Inhibitor for RTK/RAS/MAPK Driven Cancers
DCC-3116 is a potential first-in-class investigational, orally administered, potent, and highly selective switch-control inhibitor of the ULK kinase. DCC-3116 is designed to inhibit autophagy, a key tumor survival mechanism in cancer cells, by inhibiting the ULK kinases, which have been shown to be the initiating factors that activate autophagy. We believe that DCC-3116, in combination with RTK/RAS/MAP kinase signaling pathway inhibition has the potential to change the treatment of RTK/RAS/MAPK driven cancers, if approved.
DCC-3116 is being studied in a Phase 1 study designed to evaluate the safety, tolerability, clinical activity, PK, and PD of DCC-3116 as a single agent and in combination with trametinib, an FDA approved MEK inhibitor, in patients with advanced or metastatic tumors with a RAS or RAF mutation. The clinical development plan for DCC-3116 will initially focus on documented RAS and RAF cancer mutations, which we believe utilize autophagy for tumor growth, survival, and as a resistance mechanism to inhibitors of RTK, RAS, and MAP kinases. Following the dose escalation phase and subject to the selection of a recommended Phase 2 dose, expansion cohorts in combination with trametinib are currently planned in patients with advanced or metastatic pancreatic ductal adenocarcinoma with KRAS or BRAF mutations, non-small cell lung cancer with KRAS, NRAS or BRAF mutations, colorectal cancer with KRAS, NRAS or BRAF mutations, and melanoma with NRAS or BRAF mutations. In June 2021, we announced dosing of the first patient in the Phase 1, multicenter, open-label, first-in-human study of DCC-3116. In 2022, we plan to continue to enroll patients and expect to provide initial Phase 1 dose escalation data as well as additional preclinical data on DCC-3116. Following and subject to the selection of a recommended Phase 2 dose of DCC-3116 from the monotherapy dose escalation portion of the Phase 1 study of DCC-3116, we plan to initiate the Phase 1 combination dose escalation cohorts with trametinib in 2022 and, subject to feedback from regulatory authorities, expand this study to add a combination with a mutant KRAS G12C inhibitor in non-small cell lung cancer patients.
Market Opportunity in DCC-3116
Autophagy is a catabolic process in which cells recycle their components as a source of energy. Cancer cells can activate this pathway as an escape mechanism from anti-cancer therapy. Significant scientific evidence exists that inhibition of the MAPK pathway elicits autophagy and protects cancer cells from the cytotoxic effects of targeted inhibition along either pathway. ULK kinases are the initiating factors in autophagy and DCC-3116, a potent and selective inhibitor of ULK kinases, is being studied to explore its potential to inhibit this important mechanism of cancer cell survival. Our preclinical studies have demonstrated the potential for DCC-3116 to inhibit autophagy related resistance to inhibitors of the MAPK pathway.
Inhibition anywhere along the MAPK pathway in cells containing a tumor driver mutation activates ULK and autophagy. These tumor driver mutations may occur within RTKs and multiple nodes along these pathways, such as RAS and RAF. With this broad potential role of autophagy as a survival/resistance pathway to MAPK and RTK inhibition, there is a significant opportunity for DCC-3116 to provide benefit across a broad spectrum of solid tumors. Specifically, RTK/RAS/RAF mutations are known to occur in approximately 70% of human cancers. While we do not intend to pursue all potential combination approaches within these pathways, we believe the opportunity for DCC-3116 as a potential first-in-class inhibitor is substantial.

Mechanism of Action and Preclinical Profile of DCC-3116
DCC-3116 is designed to treat cancer patients in combination with RTK/RAS/MAP kinase signaling pathway inhibitors. Autophagy is a survival pathway in which cells respond to stress by recycling their own components and/or clearing damaged organelles and proteins from the cell. RTK, RAS, and MAP kinase pathway driven cancers are reported to have high basal levels of autophagy, which these cancers use to maintain nutrient supply, and regulate cancer cell metabolism and survival. Autophagy has been observed to be upregulated in mutant cancers and is also known to mediate resistance to inhibitors of RTK/RAS/MAP kinase signaling pathways.
Cellular studies in RTK, RAS, and MAP kinase driven cancers have demonstrated that treatment with RTK, RAS, and MAP kinase pathway inhibitors, as well as other signaling pathway inhibitors, can induce ULK activation and autophagic flux as a compensatory survival mechanism. Autophagic flux is the cellular induction of the formation of autophagosomes and their ultimate fusion with lysosomes. Such induction is seen with MAP kinase pathway inhibitors such as RAF, MEK, and ERK inhibitors, direct inhibitors of the RAS pathway including inhibitors of mutant KRAS G12C, as well as RTK inhibitors, such as EGFR inhibitors. In in vivo models inhibition of autophagy by DCC-3116 combined with inhibitors of RTK/RAS/MAP kinase signaling has demonstrated additive or synergistic anti-tumor activity.
In the figure below, two key signaling pathways are shown: the MAPK pathway and the PI3K pathway, which are activated in cancer cells by RTK/RAS/RAF mutations. RTK and RAS mutations activate both of these pathways and RAF mutations activate the MAPK pathway in cancer cells. Both the MAPK and PI3K pathways negatively regulate ULK kinase activity, i.e. ULK kinase activity is diminished when the MAPK and/or PI3K pathways are activated. Conversely, when the MAPK and/or PI3K pathways are inhibited by targeted therapies, such as with an RTK inhibitor, the negative regulation of ULK kinase is released, which has been shown to result in increased activation of ULK kinase and downstream autophagic flux.
We have shown in preclinical studies that inhibiting the ULK kinase in combination with an inhibitor of key nodes in these pathways results in additive or synergistic inhibition of tumor growth in vivo. For example, in in vivo studies at the RTK node, DCC-3116 exhibited additivity or synergy with the inhibitors of the EGFR RTK, osimertinib, or afatinib, resulting in tumor regression in EGFR-mutant non-small cell lung cancer. In addition, in in vivo studies at the RAS node, DCC-3116 exhibited additivity or synergy with a direct inhibitor of KRAS G12C, sotorasib, resulting in tumor regression in KRAS G12C-mutant non-small cell lung cancer. Also in in vivo studies at the MEK node, DCC-3116 exhibited additivity or synergy in combination with the MEK inhibitor, trametinib, inhibiting tumor growth in RAS-mutant pancreatic and lung, and BRAF-mutant melanoma in xenograft tumor growth. In composite, inhibition along the MAPK or PI3K pathways has the potential to activate ULK and autophagy if there is a tumor driver mutation upstream of that node in the pathway. We believe inhibition of ULK by DCC-3116 in combination with an inhibitor of RTK/RAS/RAF is potentially a promising approach for the treatment of mutant RTK/RAS/RAF cancers.

Combination of DCC-3116 with RTK Inhibitors - Preclinical Demonstration with EGFR Inhibitors
In our preclinical studies, we have observed DCC-3116 to durably and potently inhibit ULK activation and autophagic flux in various cancer cell lines through the inhibition of ULK kinases. Our in vitro studies have also demonstrated that DCC-3116 in combination with inhibitors of the RTK/RAS/MAP kinase pathway inhibits both basal ULK activity (ULK phosphorylation of downstream substrates in the absence of a MAP kinase pathway inhibitor) and also RTK/RAS/MAPK pathway inhibitor-induced increased ULK kinase activation in various cancer cell lines as measured by the decrease in phosphorylation of the cellular ULK autophagy substrate ATG13.
For example, DCC-3116 has been shown preclinically to inhibit autophagy induced by mutant EGFR inhibitors. In the left panel in the figure below, when evaluated in vitro, osimertinib and afatinib induced ULK phosphorylation of ATG13 in the EGFR L858R/T790M mutant non-small cell lung cancer cell line H1975. Gefitinib and erlotinib, two EGFR inhibitors that are not able to inhibit the L858R/T790M EGFR mutant in H1975 cells, did not increase ULK phosphorylation of ATG13. These results appear to demonstrate that ULK activation may be linked to specific inhibition of the mutant EGFR kinase. In the below figure in the left panel, our in vitro studies demonstrated that DCC-3116 in combination with osimertinib or afatinib inhibits both basal ULK activity and EGFR inhibitor-induced increased ULK kinase activation.
In the middle panel of the figure, autophagic flux was monitored by measuring the fluorescence of mCherry and green fluorescent protein (GFP) in H1975 cells stably transfected with a construct encoding an mCherry-LC3-GFP fusion protein. LC3 is an autophagy protein that is incorporated into autophagosomes. GFP is sensitive to the pH of the lysosome, whereas mCherry is not. If autophagic flux is induced and autophagosomes fuse with lysosomes, GFP fluorescence is lost, resulting in an increase in mCherry versus GFP fluorescence. Osimertinib and afatinib were demonstrated to induce autophagic flux over time in this cell line, while DCC-3116 inhibited osimertinib- or afatinib-induced autophagic flux to near baseline levels in this in vitro model.
In the right panel of the figure, in an in vivo H1975 lung cancer xenograft model, DCC-3116 as a single agent demonstrated partial or no inhibition of tumor growth. However, when DCC-3116 was evaluated in combination with osimertinib, synergistic inhibition of tumor growth and regression were observed compared to single agent treatments.
Combination of DCC-3116 with RAS Inhibitors – Preclinical Demonstration with KRAS G12C Inhibitors
In addition, DCC-3116 has demonstrated preclinically to inhibit autophagy induced by mutant KRAS G12C inhibitors. In the left panel in the figure below, when evaluated in vitro, adagrasib and sotorasib, two KRAS G12C inhibitors, induced ULK phosphorylation of ATG13 in the KRAS G12C mutant non-small cell lung cancer cell line H358. In the below figure in the left panel, our in vitro studies demonstrated that DCC-3116 in combination with adagrasib or sotorasib inhibited both basal ULK activity and KRAS inhibitor-induced increased ULK kinase activation.
In the middle panel of the figure, autophagic flux was monitored by measuring the fluorescence of mCherry and GFP in H358 cells stably transfected with a construct encoding an mCherry-LC3-GFP fusion protein. Adagrasib and sotorasib were demonstrated to induce autophagic flux over time in this cell line, while DCC-3116 inhibited adagrasib- or sotorasib-induced autophagic flux to near baseline levels in this in vitro model.
In the right panel of the figure, in an in vivo H358 lung cancer xenograft model, DCC-3116 as a single agent exhibited partial inhibition of tumor growth, similar to single agent treatment with sotorasib. When DCC-3116 was evaluated in combination with sotorasib, additive inhibition of tumor growth was observed, which resulted in tumor regression during the dosing period.
Combination of DCC-3116 with MAPK Pathway Inhibitors - Preclinical Demonstration with MEK Inhibitor
DCC-3116 also has demonstrated preclinically to inhibit autophagy induced by MEK inhibitors, such as trametinib. In the left panel in the figure below, when evaluated in vitro, trametinib induced ULK phosphorylation of ATG13 in the KRAS mutant pancreatic cancer cell line MiaPaca-2. In the below figure in the left panel, our in vitro studies demonstrated that DCC-3116 in combination with trametinib inhibited both basal ULK activity and MEK inhibitor-induced increased ULK kinase activation.
In the middle panel of the figure, autophagic flux was monitored by measuring the fluorescence of mCherry and GFP in MiaPaca-2 cells stably transfected with a construct encoding an mCherry-LC3-GFP fusion protein. Trametinib was demonstrated to induce autophagic flux over time in this cell line, while DCC-3116 inhibited trametinib-induced autophagic flux to near baseline levels in this in vitro model.
In the right panel of the figure, in an in vivo MiaPaca-2 pancreatic cancer xenograft model, DCC-3116 as a single agent exhibited partial or no inhibition of tumor growth. When DCC-3116 was evaluated in combination with trametinib, tumor growth inhibition was greater than observed with single agent trametinib.

Platform Development and Preclinical Pipeline
We are making a focused investment in our next generation of research programs, which are designed to provide first-in-class or best-in-class treatments using our proprietary switch-control inhibitor platform. Our goal for 2022 is to nominate a development candidate for our pan-RAF research program, which targets inhibition of BRAF and CRAF kinases. We also plan to continue to develop our in-licensed research-stage program, which targets the VPS34 kinase.
In-License Agreement
In August 2021, we entered into an agreement with Sprint Bioscience (Sprint) to exclusively in-license worldwide rights to a research-stage program targeting the VPS34 kinase (the Sprint Agreement). For further details on the Sprint Agreement, please read Note 11, In-License Agreement, to the consolidated financial statements included in this Form 10-K.
Out-License of QINLOCK in Greater China
In June 2019, we entered into the Zai License Agreement, pursuant to which we granted Zai exclusive rights to develop and commercialize the Licensed Products in Greater China, also referred to as the Territory. We retain exclusive rights to, among other things, develop, manufacture, and commercialize the Licensed Products outside the Territory.
Pursuant to the terms of the Zai License Agreement, as of February 2022, we received an upfront cash payment of $20.0 million and three development milestone payments totaling $12.0 million and will be eligible to receive up to $173.0 million in potential development and commercial milestone payments, consisting of up to $38.0 million of development milestones and up to $135.0 million of commercial milestones. In addition, during the term of the Zai License Agreement, Zai will be obligated to pay us tiered percentage royalties ranging from low to high teens on annual net sales of the Licensed Products in the Territory, subject to adjustments in specified circumstances. Additionally, certain costs incurred by the Company associated with the Zai License Agreement are reimbursed by Zai.
Subject to the terms and conditions of the Zai License Agreement, Zai will be responsible for conducting the development and commercialization activities in the Territory related to the Licensed Products.
In February 2020, we entered into a Supply Agreement (the Zai Supply Agreement) with Zai, as required by terms in the Zai License Agreement, pursuant to which we will supply the Licensed Products to Zai for use in the Territory for clinical trials as well as commercial inventory, if QINLOCK obtained regulatory approval in the Territory. Subject to the Zai Supply Agreement, costs incurred by us for external manufacturing services are reimbursed by Zai. In March 2021, QINLOCK was approved by the NMPA for the treatment of adult patients with advanced GIST who have received prior treatment with three or more kinase inhibitors, including imatinib, and was approved by the Hong Kong Department of Health for the treatment of adult patients with advanced GIST who have received prior treatment with imatinib, sunitinib, and regorafenib. In September 2021, QINLOCK was approved by the Taiwan Food and Drug Administration. Subject to the Zai Supply Agreement, costs incurred by the Company for clinical and commercial supply are reimbursed by Zai.

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
Commercial Operations
For QINLOCK, we have established our own commercial and marketing organization in the U.S. and in key European markets we have built a targeted infrastructure to commercialize QINLOCK in Germany and France, and plan to provide access to QINLOCK in additional European countries through other channels. In addition, we have entered into distributor arrangements in certain countries including Australia and Canada, and may in the future enter into additional select distributor arrangements to offer QINLOCK to geographies where we do not intend to distribute QINLOCK on our own, or to selectively establish partnerships, such as the Zai license for Greater China described above, in other markets outside the U.S. In the U.S., we have built a specialist sales force to target physicians who are high prescribers of treatments for GIST, including key opinion leaders at academic centers of excellence, as well as to call on community oncologists and sarcoma doctors with eligible GIST patients. Our sales force is supported by sales management, internal sales support, an internal marketing group, and distribution support. Additionally, our sales and marketing teams manage relationships with key accounts such as managed care organizations, group purchasing organizations, hospital systems, physician group networks, and government accounts.
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
Manufacturing and Supply
We do not own or operate, and have no plans to establish, any manufacturing facilities. We produce limited quantities of drug substance for evaluation in our research programs. We currently rely on third parties to manufacture our drug candidates for preclinical and clinical testing, as well as for the commercial manufacture of our current and any future drugs. To date, we have obtained drug substance and drug product from third-party manufacturers for QINLOCK, vimseltinib, and DCC-3116 to support preclinical and clinical testing and commercial supply of QINLOCK. We have only limited supply arrangements in place with respect to our drug candidates and sole source supplier arrangements for our commercial supply of drug substance and finished drug product for QINLOCK. We acquire many key materials on a purchase-order basis. While we have commercial supply arrangements for our drug substance and finished drug product for QINLOCK, we do not have any long-term supply arrangements in place with respect to our drug candidates and other materials. Furthermore, we do not currently have arrangements in place for redundant supply or a second source of drug substance or drug product. We rely on our sole source suppliers to manufacture all of our drug substance and finished drug product for commercialization of QINLOCK unless and until we add additional sources. We do not currently have a validated manufacturing process in place for any drug candidate, other than our approved drug, QINLOCK, which would be required to support commercialization of any of our drug candidates, if approved.

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
QINLOCK, and the drug candidates in our clinical programs, if we receive approval for the indications we are targeting, will compete with the drugs discussed below and will likely compete with other drugs that are currently in clinical trials.
Competition for QINLOCK
On May 15, 2020, QINLOCK was approved by the FDA for the treatment of adult patients with advanced GIST who have received prior treatment with three or more kinase inhibitors, including imatinib.
In GIST, the current approved standards of care for unresectable or metastatic patients are first-line imatinib, followed by second-line sunitinib upon imatinib progression, followed by third-line regorafenib upon sunitinib progression, followed by ripretinib (QINLOCK) after a patient has received prior treatment with three or more kinase inhibitors, including imatinib. In addition, generic versions of imatinib and sunitinib are available in the U.S. and certain other major markets. In addition, avapritinib was approved by the FDA in January 2020 for patients with GIST harboring a PDGFRA exon 18 mutation only, including PDGFRA D842V mutations. There are pharmaceutical and biotechnology companies developing or marketing treatments for cancer that would be competitive with QINLOCK, if such drug candidates are approved. Many of these companies are developing cancer therapeutics that are also kinase inhibitors.
With respect to QINLOCK, there are several large pharmaceutical companies and biotechnology companies marketing small molecule drugs or biologic drugs for the treatment of GIST, including Blueprint Medicines Corporation (Blueprint), Novartis AG (Novartis), Pfizer, Inc. (Pfizer), and Bayer AG (Bayer). We are also aware of pharmaceutical and biotechnology companies developing drugs for the treatment of GIST including AB Sciences S.A. (ABS), Arog Pharmaceuticals, Inc. (Arog), Chia Tai Tianqing Pharmaceutical Group CO., LTD (CTTPG), Cogent Biosciences, Inc. (Cogent), Daiichi Sankyo Company, Limited (Daiichi), Exelixis, Inc. (Exelixis), Immunicum AB (Immunicum), Jiangsu HengRui, Inc. (Jiangsu), Merck KGaA (Merck), Ningbo Tai Kang Medical Technology Co. Ltd. (NTKMT), Novartis, Taiho Pharmaceutical Co. Ltd (Taiho), Theseus Pharmaceuticals (Theseus), and Xencor, Inc. (Xencor). Several of these programs are in clinical studies, including but not limited to Arog, CTTPG, Cogent, Immunicum, Jiangsu, NTKMT, and Theseus.
Competition for Vimseltinib
We are developing vimseltinib, a potent, and highly selective switch-control kinase inhibitor of CSF1R, for the treatment of patients with TGCT. If vimseltinib receives marketing approval, we may face competition from other companies marketing or developing antibodies and small molecules targeting CSF1R for TGCT, including Abbisko Therapeutics Co., Ltd. (Abbisko), AmMax Bio, Inc. (AmMax), Daiichi, SynOx Therapeutics Ltd (SynOx), and HUTCHMED (China) Limited (HutchMed). These programs are also in clinical studies for TGCT. In addition, pexidartinib is the only FDA approved product, which is indicated for the treatment of adult patients with symptomatic TGCT associated with severe morbidity or functional limitations and not amenable to improvement with surgery.
Competition for DCC-3116
We are developing DCC-3116, an ULK inhibitor designed to address mutant RAS and RAF cancers. We are aware of other companies that are advancing programs targeting ULK, including Endeavor Biomedicines, Inc. and Erasca, Inc.
Intellectual Property
We strive to protect the proprietary technologies that we believe are important to our business, including pursuing and maintaining patent protection intended to cover the composition of matter of our drug and drug candidates, for example, QINLOCK, vimseltinib, and DCC-3116, their methods of use, related technologies, and other inventions that are important to our business. In addition to patent protection, we also rely on trade secrets to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection, including our proprietary switch-control kinase inhibitor platform.
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
With regard to QINLOCK (ripretinib), as of January 31, 2022, we own five issued U.S. patents with composition of matter and, method of use, and drug product claims. One issued U.S. patent is expected to expire in 2030, two issued U.S. patents, are expected to expire in 2032 and two are expected to expire in 2040. In addition, we own related patents and pending patent applications in Europe, Australia, South America, and Asia that are also expected to expire between 2032 and 2040. In addition, we also own ten pending U.S. applications, and related pending applications in Europe, Australia, South America, and Asia, as well as three pending Patent Cooperation Treaty (PCT) patent applications directed to methods of use and drug product of QINLOCK (ripretinib). If one or more patents claiming priority to these patent applications is granted, it is expected to expire between 2037 and 2040. We also own four pending U.S. provisional applications that relate to QINLOCK (ripretinib). If one or more patents claiming priority to these provisional applications is granted, it is expected to expire in 2042.
With regard to vimseltinib, as of January 31, 2022, we own two issued U.S. patent with composition of matter and method of use claims. The issued U.S. patents are expected to expire between 2034 and 2040. In addition, we own one pending U.S. application which, if granted, is expected to expire in 2039, and related patents and pending applications in Australia, Canada, Asia, Europe and South America that are expected to expire between 2034 and 2039.
With regard to DCC-3116, as of January 31, 2022, we own three pending U.S. applications with composition of matter and method of use claims. In addition, we own related pending applications in Australia, Canada, Asia, Africa, Middle East, Europe, and South America. If one or more patents claiming priority to these patent applications is granted, it is expected to expire in 2040.
With regard to our early-stage research programs, as of January 31, 2022, we own seven pending U.S. applications and have seven pending PCT applications. If one or more patents claiming priority to these patent applications is granted, it is expected to expire in 2041. We also own five pending U.S. provisional applications. If one or more patents claiming priority to these provisional applications is granted, it is expected to expire in 2042.
With regard to the portfolio in-licensed from Sprint as of January 31, 2022, we have worldwide rights to four issued U.S. patents, six pending U.S. applications, and related patents and applications in Australia, Canada, Asia, and Europe. The patents which have issued or, if one or more patents claiming priority to these patent applications is granted, are expected to expire in 2037.
The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the earliest date of filing a non-provisional patent application.
In the U.S., the term of a patent covering an FDA-approved drug may, in certain cases, be eligible for a patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Act, as compensation for the loss of patent term during FDA regulatory review process. The period of extension may be up to five years, but cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval. Only one patent among those eligible for an extension and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. Similar provisions are available in Europe and in certain other jurisdictions to extend the term of a patent that covers an approved drug. It is possible that issued U.S. patents covering QINLOCK and vimseltinib may be entitled to patent term extensions. We have applied for patent term extensions that, if granted, may extend the patent term of one of our granted U.S. patents and the patent terms of our two issued Australian patents for QINLOCK. We have obtained a Certificate of Supplementary Protection for our issued patent in Canada, extending the patent expiry date until 2034. We also intend to seek patent term extensions in any jurisdictions where they are available, however, there is no guarantee that the applicable authorities, including the FDA, will agree with our assessment of whether such extensions should be granted, and even if granted, the length of such extensions.
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
The clinical-stage of development involves the administration of the drug candidate to human subjects under the supervision of qualified investigators, generally physicians not employed by or under the trial sponsor's control, in accordance with GCPs, which include the requirement that all research subjects provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection, and exclusion criteria, and the parameters to be used to monitor subject safety and assess efficacy. Each protocol, and any subsequent amendments to the protocol, must be submitted to the FDA as part of the IND. Further, each clinical trial must be reviewed and approved by an independent institutional review board (IRB) at or servicing each institution at which the clinical trial will be conducted. An IRB is charged with protecting the welfare and rights of trial participants and considers such items as whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the informed consent form that must be provided to each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed. There are also requirements governing the reporting of ongoing clinical trials and completed clinical trial results to public registries.
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
Moreover, the Right to Try Act, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a drug manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act.
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
Under the Prescription Drug User Fee Act (PDUFA), as amended, each NDA must be accompanied by a user fee. The FDA adjusts the PDUFA user fees on an annual basis. According to the FDA's fee schedule, effective from October 1, 2021 through September 30, 2022, the user fee for an application requiring clinical data, such as an original NDA, is $3,117,218. The PDUFA also imposes an annual prescription drug product program fee for human drugs ($369,413). Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on NDAs for products designated as orphan drugs, unless the product also includes a non-orphan indication.
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
In addition, drugs studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval and may be approved on the basis of adequate and well-controlled clinical trials establishing that the drug has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality, or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. The FDA generally requires a sponsor of a drug receiving accelerated approval to perform post-marketing studies to verify and describe the predicted effect on irreversible morbidity or mortality, or other clinical endpoint. In addition, for products being considered for accelerated approval, the FDA generally requires, unless otherwise informed by the agency, that all advertising and promotional materials intended for dissemination or publication within 120 days of marketing approval be submitted to the agency for preapproval and pre-use review. In addition, the drug may be subject to accelerated withdrawal procedures.
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
Project Orbis is an initiative of the FDA's OCE and, according to the FDA, provides a framework for concurrent submission and review of oncology products among international partners. For example, in December 2019, for QINLOCK, we submitted our NDA to FDA, and filed an NDS with Health Canada and an AUS MAA with the Australian Therapeutic Goods Administration in Australia under Project Orbis.
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
Prescription drug advertising is subject to federal, state, and foreign regulations. In the U.S., the FDA regulates prescription drug promotion, including direct-to-consumer advertising. Prescription drug promotional materials must be submitted to the FDA in conjunction with their first use. Any distribution of prescription drugs and pharmaceutical samples must comply with the U.S. Prescription Drug Marketing Act, a part of the FDCA. The Drug Supply Chain Security Act (DSCSA) was enacted in 2013 with the aim of building an electronic system to identify and trace certain prescription drugs distributed in the U.S. The DSCSA mandates phased-in and resource-intensive obligations for pharmaceutical manufacturers, wholesale distributors, and dispensers over a 10-year period that is expected to culminate in November 2023. The law's requirements include the quarantine and prompt investigation of a suspect product to determine if it is illegitimate, and notifying trading partners and the FDA of any illegitimate product. Drug manufacturers and other parties involved in the supply chain for prescription drug products must also comply with product tracking and tracking requirements, such as placing a unique product identifier on prescription drug packages. This identifier consists of the National Drug Code, serial number, lot number, and expiration date, in the form of a 2-dimensional data matrix barcode that can be read by humans and machines.
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
Orphan Drug Designation
The FDA may grant Orphan Drug Designation to drugs intended to treat a rare disease or condition that affects fewer than 200,000 individuals in the U.S., or if it affects more than 200,000 individuals in the U.S., there is no reasonable expectation that the cost of developing and marketing the drug for this type of disease or condition will be recovered from sales in the U.S. In the EU, the EC, after receiving the opinion of the EMA's Committee for Orphan Medicinal Products (COMP) grants Orphan Drug

Designation to also promote the development of orphan products. The relevant European legislation provides that a product can be designated as an orphan drug by the EC if its sponsor can establish that the product is (1) intended for the diagnosis, prevention, or treatment of a life-threatening or chronically debilitating condition; (2) either (i) the prevalence of the condition is not more than 5 in 10,000 persons in the EU when the application is made, or (ii) without incentives it is unlikely that the marketing of the product in the EU would generate sufficient return to justify the necessary investment in its development; and (3) exists no satisfactory method of diagnosis, prevention, or treatment of condition authorized for marketing in the EU or, if such a method exists, the product will be of significant benefit to those affected by the condition, as defined in Regulation (EC) 847/2000.
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
In the EU, Orphan Drug Designation also entitles a party to financial incentives such as reduction of fees or fee waivers and ten years of market exclusivity is granted following drug or biological product approval. During this market exclusivity period, neither the EMA nor the EC or any of the competent authorities in the EU Member States can accept an application or grant a marketing authorization for a "similar medicinal product." A "similar medicinal product" is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. This period may be reduced to six years if, after five years, it is established that the Orphan Drug Designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity. Market exclusivity may also be revoked in very select cases, such as if (i) it is established that a similar medicinal product is safer, more effective or otherwise clinically superior; (ii) the marketing authorization holder consents to such revocation; or (iii) the marketing authorization holder cannot supply enough orphan medicinal product.
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
As of January 1, 2021, a separate process for orphan drug designation applies in Great Britain (GB). There is no pre-marketing authorization orphan designation (as there is in the EU) and the application for orphan designation is reviewed by the U.K. Medicines and Healthcare products Regulatory Agency (MHRA) the U.K. medicines regulator, at the time of a MAA. The criteria are the same as in the EU, save that they apply to GB only (e.g. there must be no satisfactory method of diagnosis, prevention or treatment of the condition concerned in GB).
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
In the EU, in vitro medical devices are required to conform with the essential requirements of the EU Directive on in vitro diagnostic medical devices (Directive No 98/79/EC, as amended). To demonstrate compliance with the essential requirements, the manufacturer must undergo a conformity assessment procedure. The conformity assessment varies according to the type of medical device and its classification. For low-risk devices, the conformity assessment can be carried out internally, but for higher risk devices it requires the intervention of an accredited EU Notified Body. If successful, the conformity assessment concludes with the drawing up by the manufacturer of an EC Declaration of Conformity entitling the manufacturer to affix the European Conformity (CE) mark to its products and to sell them throughout the EU. The in vitro diagnostic medical devices Directive is being replaced by a new Regulation in the EU. The new Regulation (Regulation (EU) 2017/746) entered into force on 25 May 2017, and is subject to a 5 year transition period during which manufacturers of in vitro diagnostic medical devices must update their technical information and processes in line with the new Regulation. During the transition period, manufacturers may elect whether to put any new in vitro diagnostic devices under the Directive's regime or under the regulation of the new Regulation. Under European law, a Regulation differs from a Directive, as a regulation is directly effective in each Member State, without the need for implementing legislation (which is required for a Directive).
Following the U.K.'s departure from the EU on January 31, 2020, the U.K. (which comprises GB and Northern Ireland) continued to follow the same regulations as the EU during a transition period which ended on December 31, 2020. Now that this transition period has ended, all in vitro medical devices must be registered with the MHRA before being placed on the GB market. European CE marks will continue to be recognized in GB until June 30, 2023, following which a U.K.CA mark will be required for an in vitro medical device to be marketed in GB. The new EU Regulation will not automatically apply in GB, so the regulation of medical devices in GB may diverge from EU regulations in future. The EU regulatory framework on medical devices will, however, continue to apply in Northern Ireland under the Northern Irish Protocol and medical devices in Northern Ireland may either carry a European CE mark or a U.K. and Northern Ireland CE (CE U.K.NI) mark (although devices bearing the CE U.K.NI marking will not be accepted on the EU market).
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
In April 2014, a new Clinical Trials Regulation 536/2014 (the Regulation), replacing the current Directive, was adopted. The new Regulation is set to come into effect on January 31, 2022 and will become directly applicable in all EU Member States

(without national implementation). The new Regulation seeks to simplify and streamline the approval of clinical trials in the EU. For example, the sponsor shall submit a single application for approval of a clinical trial via the EU Portal. As part of the application process, the sponsor shall propose a reporting Member State, who will coordinate the validation and evaluation of the application. The reporting Member State shall consult and coordinate with the other Member States in which the clinical trial is to take place (such Member States being referred to as the Member States Concerned). If an application is rejected, it can be amended and resubmitted through the EU Portal. If an approval is issued, the sponsor can start the clinical trial in all Member States Concerned. However, a Member State Concerned can in limited circumstances declare an "opt-out" from an approval. In such a case, the clinical trial cannot be conducted in that Member State. The Regulation also aims to streamline and simplify the rules on safety reporting and introduces enhanced transparency requirements such as mandatory submission of a summary of the clinical trial results to the EU Database.
The U.K. has implemented Directive 2001/20/EC into national law through The Medicines for Human Use (Clinical Trials) Regulations 2004, so U.K. regulation of clinical trials is currently aligned with EU regulations. Whether the U.K. will amend its legislation to align more closely with the new EU Regulation once that comes into effect is as yet unknown.
European Drug Review and Approval
In the EU, medicinal products can only be commercialized after obtaining an EU marketing authorization. There are two types of marketing authorizations.
The first is the centralized marketing authorization, which is issued by the EC through the centralized procedure, based on the opinion of the Committee for Medicinal Products for Human Use of the EMA. A centralized marketing authorization is valid throughout the entire territory of the EEA. The centralized procedure is mandatory for certain types of drugs, including biotechnology medicinal drugs, advanced-therapy medicines (gene-therapy, somatic cell-therapy, or tissue-engineered medicines), orphan medicinal drugs, and medicinal drugs containing a new active substance indicated for the treatment of HIV or AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and other immune dysfunctions, and viral diseases. The CP is optional for drugs containing a new active substance not yet authorized in the EEA, or for drugs that constitute a significant therapeutic, scientific, or technical innovation or which are in the interest of public health in the EU.
National EU marketing authorizations, which are issued by the competent authorities of the Member States of the EU and only cover their respective territory, are available for drugs not falling within the mandatory scope of the centralized procedure. Where a drug has already been authorized for marketing in an EU Member State, this national authorization can be recognized in other Member States through the mutual recognition procedure. If the drug has not received a national authorization in any Member State at the time of application, it can be approved simultaneously in various Member States through the decentralized procedure. Under the decentralized procedure an identical dossier is submitted to the competent authorities of each of the Member States in which the authorization is sought, one of which is selected by the applicant as the Reference Member State (RMS). The competent authority of the RMS prepares a draft assessment report, a draft summary of the drug characteristics (SmPC), and a draft of the labeling and package leaflet, which are sent to the other Member States (referred to as the Concerned Member States) for their approval. If the Concerned Member States raise no objections, based on a potential serious risk to public health, to the assessment, SPC, labeling, or packaging proposed by the RMS, the drug is subsequently granted a national marketing authorization in all the Member States (i.e., in the RMS and the Concerned Member States).
Under the above described procedures, before granting the marketing authorizations, the EMA or the competent authorities of the Member States of the EU make an assessment of the risk-benefit balance of the drug on the basis of scientific criteria concerning its quality, safety, and efficacy.
Now that the U.K. has left the EU, GB will no longer be covered by centralized marketing authorizations (under the Northern Irish Protocol, centralized EU authorizations will continue to be recognized in Northern Ireland). All medicinal products with a current centralized authorization were automatically converted to GB marketing authorizations on January 1, 2021. For a period of two years from January 1, 2021, the MHRA may rely on a decision taken by the EC on the approval of a new marketing authorization in the centralized procedure, in order to more quickly grant a new GB marketing authorization. A separate application will, however, still be required. The MHRA also has the power to have regard to marketing authorizations approved in EU Member States through decentralized or mutual recognition procedures with a view to more quickly granting a marketing authorization in the U.K. or GB.
European Chemical Entity Exclusivity
In the EU, innovative medicinal products, qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity. If granted, data exclusivity prevents generic or biosimilar applicants from referencing the innovator's preclinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar marketing authorization in the EU, during a period of eight years from the date of which the reference product was first authorized in the EU. During the additional two-year period of market exclusivity, a generic or biosimilar marketing authorization can be submitted, and the innovator's data may be referenced, but no generic or biosimilar product can be marketed until the expiration of the market exclusivity. The overall ten-year period will be extended to a maximum of eleven years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. There is no guarantee that a product will be considered by the EMA to be an innovative medicinal product, and products may not qualify for data exclusivity. Even if a compound is considered to be a new chemical entity so that the innovator gains the prescribed period of data exclusivity, another company may market another version of the product if such company obtained marketing authorization based on an MAA with a complete independent data package of pharmaceutical tests, preclinical tests and clinical trials.
Brexit and the Regulatory Framework in the U.K.
On June 23, 2016, the electorate in the U.K. voted in favor of leaving the EU (commonly referred to as Brexit). Thereafter, on March 29, 2017, the country formally notified the EU of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. The U.K. formally left the EU on January 31, 2020. There was a transition period during which EU pharmaceutical laws continued to apply to the UK, which expired on December 31, 2020. However, the EU and the U.K. have concluded a trade and cooperation agreement (the TCA), which was provisionally applicable since January 1, 2021 and has been formally applicable since May 1, 2021. The TCA includes specific provisions concerning pharmaceuticals, which include the mutual recognition of GMP, inspections of manufacturing facilities for medicinal products and GMP documents issued, but does not foresee wholesale mutual recognition of U.K. and EU pharmaceutical regulations. At present, GB has implemented EU legislation on the marketing, promotion and sale of medicinal products through the Human Medicines Regulations 2012 (as amended) (under the Northern Ireland Protocol, the EU regulatory framework will continue to apply in Northern Ireland). The regulatory regime in GB therefore currently aligns with EU regulations, however it is possible that these regimes will diverge in future now that GB’s regulatory system is independent from the EU and the TCA does not provide for mutual recognition of U.K. and EU pharmaceutical legislation.
Furthermore, the Data Protection Act 2018 in the United Kingdom “implements” and complements the EU’s the General Data Protection Regulation (EU) 2016/679 (GDPR), and is effective in the United Kingdom. On June 28, 2021, the EC adopted an adequacy decision in respect of transfers of personal data to the U.K. for a four-year period (until June 27, 2025). Similarly, the U.K. has determined that it considers all of the EU Member States to be adequate for the purposes of data protection. This ensures that data flows between the U.K. and the EU remain unaffected. The aforementioned EU rules are generally applicable in the European Economic Area (EEA) which consists of the EU Member States, plus Norway, Liechtenstein and Iceland.
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
The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (MMA) established the Medicare Part D (Part D) program to provide a voluntary prescription drug benefit to Medicare beneficiaries. Under Part D, Medicare beneficiaries may enroll in prescription drug plans offered by private entities that provide coverage of outpatient prescription drugs. Unlike Medicare Parts A and B, Part D coverage is not standardized. While all Medicare drug plans must give at least a standard level of coverage set by Medicare, Part D prescription drug plan sponsors are not required to pay for all covered Part D drugs, and each drug plan can develop its own drug formulary that identifies which drugs it will cover and at what tier or level. These Part D prescription drug formularies must include drugs within each therapeutic category and class of covered Part D drugs, though not necessarily all the drugs in each category or class. Any formulary used by a Part D prescription drug plan must be developed and reviewed by a pharmacy and therapeutic committee. Government payment for some of the costs of prescription drugs may increase demand for QINLOCK or any drug candidates for which we may obtain marketing approval. However, any negotiated prices for QINLOCK or any future drugs covered by a Part D prescription drug plan will likely be lower than the prices we might otherwise obtain. Moreover, while the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own payment rates. Any reduction in payment that results from the MMA may result in a similar reduction in payments from non-governmental payors.
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
In recent years, additional laws have resulted in direct or indirect reimbursement reductions for certain Medicare providers, including:
•The Budget Control Act of 2011 (BCA), among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation's automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic. Following the temporary suspension, a 1% payment reduction will occur beginning April 1, 2022 through June 30, 2022, and the 2% payment reduction will resume on July 1, 2022.
•The American Taxpayer Relief Act of 2012 (ATRA), among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
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
U.S. Healthcare Reform
The ACA has had a significant impact on the healthcare industry. The ACA expanded coverage for the uninsured while at the same time containing overall healthcare costs. With regard to pharmaceutical products, the ACA, among other things, addressed a new methodology by which rebates owed by manufacturers under the MDRP are calculated for drugs that are inhaled, infused, instilled, implanted, or injected, increased the minimum Medicaid rebates owed by manufacturers under the MDRP, extended the rebate program to individuals enrolled in Medicaid managed care organizations, and established annual fees and taxes on manufacturers of certain branded prescription drugs, and a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% (increased pursuant to the Bipartisan Budget Act of 2018, effective as of 2019

(BBA) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer's outpatient drugs to be covered under Medicare Part D.
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
Other legislative changes have also been proposed and adopted since the ACA was enacted that, directly or indirectly, affect or are likely to affect, the pharmaceutical industry and the commercialization of our products, including the BCA, the ATRA, and the Middle Class Tax Relief and Job Creation Act of 2012. In August 2011, the BCA, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation's automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year, and, due to subsequent legislative amendments, will remain in effect through 2030 unless additional Congressional action is taken. However, the Medicare sequester reductions under the BCA were temporarily suspended from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic. Following the temporary suspension, a 1% payment reduction will occur beginning April 1, 2022 through June 30, 2022, and the 2% payment reduction will resume on July 1, 2022. The ATRA among other things, reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
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

European Data Collection
Internationally, virtually every jurisdiction in which we conduct trials or otherwise operate has established its own data security and privacy legal framework with which we or our customers must comply. In the EU, we face particular privacy, data security, and data protection risks in connection with requirements of the GDPR, and other data protection regulations. The GDPR applies to any company established in the EU as well as to those outside the EU if they collect and use personal data in connection with the offering of goods or services to individuals in the EU or the monitoring of their behavior. The GDPR has enhanced data protection obligations for controllers of personal data, including, for example, expanded disclosures about how personal information is to be used, limitations on retention of information, mandatory data breach notification requirements, restrictions on transfers outside of the EU to third countries deemed to lack adequate privacy protections (such as the U.S.), and has created onerous new obligations and liabilities on services providers or data processors. In addition, the GDPR imposed heightened obligations for sensitive data including information revealing health or medical information. These obligations could greatly increase our cost of conducting our business or even prevent us from offering certain services in jurisdictions in which we may operate. Non-compliance with the GDPR may result in monetary penalties of up to €20 million or 4% of worldwide revenue, whichever is higher. Moreover, data subjects can claim damages resulting from infringement of the GPDR. The GDPR further grants non-profit organizations the right to bring claims on behalf of data subjects. The GDPR may increase our responsibility and liability in relation to personal data that we process where such processing is subject to the GDPR, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, including as implemented by individual countries. Compliance with the GDPR is a continuous, rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European activities. In addition, further to the U.K.'s exit from the EU on January 31, 2020, the GDPR ceased to apply in the U.K. at the end of the transition period on December 31, 2020. However, as of January 1, 2021, the U.K.’s European Union (Withdrawal) Act 2018 incorporated the U.K. GDPR into U.K. law. The U.K. GDPR and the U.K. Data Protection Act 2018 set out the U.K.'s data protection regime, which is independent from but aligned to the EU's data protection regime. Non-compliance with the U.K. GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher. In addition, on June 28, 2021, the EC adopted an adequacy decision in respect of transfers of personal data to the U.K. for a four-year period (until June 27, 2025). Similarly, the U.K. has determined that it considers all of the EEA to be adequate for the purposes of data protection. This ensures that data flows between the U.K. and the EEA remain unaffected.
Human Capital Resources
As of January 31, 2022, we had approximately 280 employees located in approximately 25 states across the United States and four countries in Europe. More than 150 employees are located at our headquarters in Waltham, Massachusetts, approximately 35 employees are located at our research facility in Lawrence, Kansas, and approximately 10 employees are located in our European commercial headquarters in Zug, Switzerland. Our employee headcounts listed above assume full completion of our corporate restructuring announced in November 2021.
We believe that our future success largely depends upon our continued ability to attract, retain and engage highly skilled employees. We emphasize a number of measures and objectives in managing our human capital assets, including, among others, employee engagement, development, and training, talent acquisition and retention, employee safety and wellness, diversity and inclusion, and compensation and pay equity. We provide our employees with competitive salaries and bonuses, opportunities for equity ownership, development programs that enable continued learning and growth and a robust rewards package that promotes well-being across all aspects of their lives, including health care, retirement planning and paid time off. In addition, we regularly conduct employee surveys to gauge employee engagement and identify areas of focus.
We are committed to continuously building a culture that embraces the uniqueness of our people and finds strength in our differences. We recognize our duty to cultivate diversity within the organization and to ensure that every voice is heard. We understand that varied perspectives lead to the best ideas and outcomes. By creating a workplace where every individual can feel welcome and valued, we will better meet the needs of those we serve. In 2021, we formed a cross-functional Diversity, Equity, and Inclusion (DEI) task force of employee volunteers. The task force meets regularly and conducted a gap analysis in 2021. The result of this analysis informed the development of a DEI roadmap with the goal of realizing our vision in 2022 and beyond. Our guiding principles of patient-focus, accountability, transparency, honesty and integrity, and stewardship, serve as our cultural pillars. Grounded in these guiding principles, we focus our company-wide efforts on creating a collaborative environment where our colleagues feel respected, valued, and can contribute to their fullest potential.

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
Risks Related to Our Business and Commercialization
Risks Related to Business Development and Commercialization
Our corporate strategy and restructuring plan may not be successful.
In November 2021, we announced a corporate restructuring to prioritize clinical development programs and streamline commercial operations. We are prioritizing the clinical development of our vimseltinib and DCC-3116 programs and continuing with a focused investment in our next generation of research programs, designed to provide first-in-class or best-in-class treatments for patients. There is no guarantee that the corporate restructuring plan will achieve its intended benefits or that our post-restructuring focus will be sufficient for us to achieve success. For example, our corporate restructuring may not result in anticipated savings or other economic benefits, could result in total costs and expenses that are greater than expected, could make it more difficult to attract and retain qualified personnel and may disrupt our operations, each of which could have a material adverse effect on our business.
Our business depends heavily on our ability to successfully commercialize QINLOCK in the U.S., key European markets, and in other jurisdictions where we may obtain marketing approval. There is no assurance that our commercialization efforts with respect to QINLOCK including, without limitation, our launch of QINLOCK in Germany, will be successful or that we will be able to generate revenues at the levels or on the timing we expect, or at levels or on the timing necessary to support our goals.
To date, we have not generated sufficient revenue to result in a profit from the sale of products. On May 15, 2020, QINLOCK was approved in the U.S. by the FDA for the treatment of adult patients with advanced GIST who have received prior treatment with three or more kinase inhibitors, including imatinib. Our business currently depends heavily on our ability to successfully commercialize QINLOCK as a treatment for GIST in the U.S., key European markets, and in other jurisdictions where we may obtain marketing approval. In November 2021, we announced that the EC approved QINLOCK in the EU for the treatment of adult patients with advanced GIST who have received prior treatment with three or more kinase inhibitors, including imatinib. In January 2022, we launched QINLOCK in Germany, representing our first European launch of QINLOCK, and are in the process of transitioning to a post-approval paid early access program in France. Following the corporate restructuring announced in November 2021, we will maintain a limited direct commercial presence that will support the launch of QINLOCK in two key markets, Germany and France, and plan to provide access to QINLOCK in additional European countries through other channels. This process is conducted on a country-by-country basis and is time-consuming and complex, and we may not be successful in obtaining reimbursements and other approvals in a timely manner with acceptable terms, or at all. Furthermore, we may never be able to successfully commercialize our product or meet our expectations with respect to revenues. We have never marketed, sold, or distributed for commercial use any pharmaceutical product other than QINLOCK in fourth-line GIST and have a limited history of commercial sales. There is no guarantee that the infrastructure, systems, processes, policies, relationships, and materials we have built for the commercialization of QINLOCK in the U.S. in GIST, or those for the commercialization of QINLOCK in key European markets in GIST, will be sufficient for us to achieve success at the levels we expect. Furthermore, there is no guarantee that we will be able to expand patient access to QINLOCK in other European countries through any channels that we may pursue.
Our dependence on QINLOCK sales in fourth-line GIST in major geographies is even more important in light of the fact that our Phase 3 INTRIGUE study in second-line GIST did not meet its primary endpoint and we have determined to discontinue further clinical development of QINLOCK.
We may encounter issues and challenges in commercializing QINLOCK and generating sufficient revenues to result in a profit. We may also encounter challenges related to reimbursement of QINLOCK, including potential limitations in the scope, breadth, availability, or amount of reimbursement covering QINLOCK. Similarly, healthcare settings or patients may determine that the financial burdens of treatment are not acceptable. We may face other limitations or issues related to the price of QINLOCK. Our results may also be negatively impacted if we have not adequately sized our field teams or our physician segmentation and targeting strategy is inadequate or if we encounter deficiencies or inefficiencies in our infrastructure or processes, all of which risks are heightened following the reduction in the size of our U.S. commercial team in connection with the corporate restructuring described above. Other factors that may hinder our ability to successfully commercialize QINLOCK, or any of our future approved drugs, and generate sufficient revenues to result in a profit, include:
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
•FDA- or EMA-mandated package insert requirements and successful completion of any related FDA or EMA post-marketing requirements;
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
Any of these issues could impair our ability to successfully commercialize our product or to generate sufficient revenues to result in a profit or profits or to meet our expectations with respect to the amount or timing of revenues or profits. Any issues or hurdles related to our commercialization efforts may materially adversely affect our business, results of operations, financial condition, and prospects. There is no guarantee that we will be successful in our commercialization efforts with respect to QINLOCK in fourth-line GIST. We may also experience significant fluctuations in sales of QINLOCK from period to period and, ultimately, we may never generate sufficient revenues from QINLOCK to reach or maintain profitability or sustain our anticipated levels of operations. Any inability on our part to successfully commercialize QINLOCK in the U.S., key European markets, and any other international markets where it may subsequently be approved or any significant delay, could have a material adverse impact on our company.
We have limited experience as a commercial company and the marketing and sale of QINLOCK or any future approved drugs may be unsuccessful or less successful than anticipated.
While we are commercializing QINLOCK in the U.S. in fourth-line and fourth-line plus GIST, and initiating the launch of QINLOCK in Germany and France, we have limited experience as a commercial company and there is limited information about our ability to successfully overcome many of the risks and uncertainties encountered by companies commercializing drugs in the biopharmaceutical industry. To execute our business plan, in addition to successfully marketing and selling QINLOCK, we will need to successfully:
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
We have scaled up our manufacturing process for QINLOCK, and may continue to scale up as needed to satisfy greater drug requirements for commercialization. We do not currently own or operate manufacturing facilities for the production of QINLOCK or any drug candidates that may be approved in the future. We rely on sole source third-party suppliers to manufacture and supply QINLOCK which may not be able to produce sufficient inventory to meet commercial demand in a cost-efficient, timely manner, or at all. Our third-party suppliers may not be required to, or may be unable to, provide us with any guaranteed minimum production levels or have sufficient dedicated capacity for our drug. As a result, there can be no assurances that we will be able to obtain sufficient quantities of QINLOCK or any drug candidates that may be approved in the future, which could have a material adverse effect on our business as a whole.
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
On December 2, 2020, the HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers (PBMs), unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between PBMs and manufacturers. Implementation of this change and new safe harbors for point-of-sale reductions in price for prescription pharmaceutical products and PBM service fees are currently under review by the current U.S. presidential administration and may be amended or repealed. Further, on December 31, 2020, CMS published a new rule, effective January 1, 2023, requiring manufacturers to ensure the full value of co-pay assistance is passed on to the patient or these dollars will count toward the Average Manufacturer Price and Best Price calculation of the drug. On May 21, 2021, PhRMA sued the HHS in the U.S. District Court for the District of Columbia, to stop the implementation of the rule claiming that the rule contradicts federal law surrounding Medicaid rebates. It is unclear how the outcome of this litigation will affect the rule. We cannot predict how the implementation of and any further changes to this rule will affect our business. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the current U.S. presidential administration may reverse or otherwise change these measures, both the current U.S. presidential administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs.
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
Other legislative changes have also been proposed and adopted since the ACA was enacted that, directly or indirectly, affect or are likely to affect, the pharmaceutical industry and the commercialization of our products, including the BCA, ATRA, and the Middle Class Tax Relief and Job Creation Act of 2012. In August 2011, the BCA, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation's automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year, and, due to subsequent legislative amendments, will remain in effect through 2030 unless additional Congressional action is taken. However, the Medicare sequester reductions under the BCA will be suspended from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic. Following the temporary suspension, a 1% payment reduction will occur beginning April 1, 2022 through June 30, 2022, and the 2% payment reduction will resume on July 1, 2022. The ATRA among other things, reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
In addition, the Creating and Restoring Equal Access to Equivalent Samples Act (CREATES Act) was enacted in 2019 requiring sponsors of approved NDAs and Biologics License Applications to provide sufficient quantities of product samples on commercially reasonable, market-based terms to entities developing generic drugs and biosimilar biological products. The law establishes a private right of action allowing developers to sue application holders that refuse to sell them product samples needed to support their applications. If we are required to provide product samples or allocate additional resources to responding to such requests or any legal challenges under this law, our business could be adversely impacted.
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
There has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which have resulted in several recent Congressional inquiries and proposed bills designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. In addition, the U.S. government, state legislatures, and foreign governments have shown significant interest in implementing cost-containment programs, including price-controls, restrictions on reimbursement, and requirements for substitution of generic products for branded prescription drugs to limit the growth of government paid healthcare costs. At the federal level, the current U.S. president signed an Executive Order on July 9, 2021 (the July 9, 2021 Executive Order) affirming the administration's policy to (i) support legislative reforms that would lower the price of prescription drugs and biologics, including by allowing Medicare to negotiate drug prices, by imposing inflation caps, and, by supporting the development and market entry of lower-cost generic drugs and biosimilars; and (ii) support the enactment of a public health insurance option. Among other things, the July 9, 2021 Executive Order also directs the HHS to provide a report on actions to combat excessive pricing of prescription drugs, enhance the domestic drug supply chain, reduce the price that the Federal government pays for drugs, and address price gouging in the industry; and directs the FDA to continue to clarify and improve the approval framework for generic drugs, identify and address any efforts to impede generic drug competition, and work with states and Indian Tribes that propose to develop section 804 Importation Programs in accordance with the MMA and the FDA's implementing regulations. The FDA released such implementing regulations on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. In response, authorities in Canada have passed rules designed to safeguard the Canadian drug supply from shortages. If implemented, importation of drugs from Canada and the MFN Model may materially and adversely affect the price we receive for any of our product candidates. Further, on November 20, 2020, the CMS issued an Interim Final Rule implementing the Most Favored Nation (MFN) Model under which Part B reimbursement rates would have been calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. However, on December 29, 2021 CMS rescinded the Most Favored Nations rule. Additionally, on December 2, 2020, the HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through PBMs, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between PBMs and manufacturers. Pursuant to court order, the removal and addition of the aforementioned safe harbors have been delayed until January 1, 2023. Implementation of this change and new safe harbors for point-of-sale reductions in price for prescription pharmaceutical products and PBM service fees are currently under review by the current U.S. presidential administration and may be amended or repealed. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the current U.S. presidential administration may reverse or otherwise change these measures, both the current U.S. presidential administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs.
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
QINLOCK or any current drug candidates, such as vimseltinib and DCC-3116, or future drug candidates, if successfully developed and approved, may cause undesirable side effects that limit the commercial profile or result in other significant negative consequences for approved products; or delay or prevent further development or regulatory approval with respect to drug candidates or new indications, or cause regulatory authorities to require labeling statements, such as boxed warnings.
Undesirable side effects caused by QINLOCK or any current drug candidates, such as vimseltinib and DCC-3116, or future approved drugs could limit the commercial profile of such drug or result in significant negative consequences such as a more restrictive label or other limitations or restrictions.

Undesirable side effects caused by our drug candidates could cause us or regulatory authorities to interrupt, delay or halt non-clinical studies and clinical trials or could result in a more restrictive label or the delay or denial of regulatory approval by the FDA, the EMA, or other regulatory authorities.
Clinical trials by their nature utilize a sample of the potential patient population. With a limited number of patients and limited duration of exposure, certain side effects of QINLOCK or of our current drug candidates, such as vimseltinib and DCC-3116, or future drug candidates may only be uncovered with a significantly larger number of patients exposed to the drug, and those side effects could be serious or life-threatening. If we or others identify undesirable side effects caused by QINLOCK or any future approved drug (or any other similar drugs), a number of potentially significant negative consequences could result, including:
•regulatory authorities may withdraw or limit their approval of such drugs;
•regulatory authorities may require the addition of labeling statements, such as a “boxed” warning or additions to an existing boxed warning, or a contraindication, including as a result of inclusion in a class of drugs for a particular disease;
•regulatory authorities may refuse to approve label expansion for additional indications for any approved drugs;
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
We believe that any of these events could prevent us from advancing clinical development or achieving or maintaining market acceptance of the affected drug, and could substantially increase the costs of commercializing such drugs and significantly impact our ability to successfully commercialize such drugs and generate revenues.
We may incur significant liability if enforcement authorities allege or determine that we are engaging in commercial activities or promoting QINLOCK in a way that violates applicable regulations.
Physicians have the discretion to prescribe drug products for uses that are not described in the product's labeling and that differ from those approved by the FDA or other applicable regulatory agencies. Off-label uses are common across medical specialties. Although the FDA and other regulatory agencies do not regulate a physician's choice of treatments, the FDA and other regulatory agencies regulate a manufacturer's communications regarding off-label use and prohibit off-label promotion, as well as the dissemination of false or misleading labeling or promotional materials. Manufacturers may not promote drugs for off-label uses. Accordingly, we may not promote QINLOCK in the U.S. or Europe for use in any indications other than the treatment of adult patients with advanced GIST who have received prior treatment with three or more kinase inhibitors, including imatinib. The FDA, competent authorities of the Member States in the EU, and other regulatory and enforcement authorities actively enforce laws and regulations prohibiting promotion of off-label uses and the promotion of products for which marketing approval has not been obtained. A company that is found to have improperly promoted off-label uses, including promoting unapproved dosing regimens, may be subject to significant liability, which may include civil and administrative remedies as well as criminal sanctions.
Notwithstanding regulations related to product promotion, the FDA, competent authorities of the Member States of the EU, and other regulatory authorities allow companies to engage in truthful, non-misleading, and non-promotional scientific exchange concerning their products. We intend to engage in medical education activities and communicate with healthcare providers in compliance with all applicable laws and regulatory guidance.
Laws and regulations governing our current international operations or international operations we may have in the future may preclude us from developing, manufacturing, and selling certain drug candidates and products outside of the U.S. and require us to develop and implement costly compliance programs.
As we expand our operations outside of the U.S. in key European markets, we must dedicate additional resources to comply with numerous laws and regulations in each jurisdiction in which we plan to operate. The Foreign Corrupt Practices Act (FCPA) prohibits any U.S. individual or business from paying, offering, authorizing payment, or offering anything of value, directly or indirectly, to any foreign official, political party, or candidate for the purpose of influencing any act or decision of such third party in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the U.S. to comply with certain accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the company, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations.
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
Various laws, regulations, and executive orders also restrict the use and dissemination outside of the U.S., or the sharing with certain non-U.S. nationals, of information classified for national security purposes, as well as certain products and technical data relating to those products. As we expand our presence outside of the U.S. in key European markets, we must dedicate additional resources to comply with these laws, and such laws may preclude us from developing, manufacturing, or selling certain drug candidates and products outside of the U.S., which could limit our growth potential and increase our development costs.
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
In some countries, particularly Canada and the countries of Europe, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing authorization for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our drug candidate to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be harmed.
The U.K.'s exit from the EU may have a negative effect on global economic conditions, financial markets, and our business.
In June 2016, the U.K. held a referendum in which voters approved an exit from the EU, commonly referred to as “Brexit.” This withdrawal has created political and economic uncertainty, particularly in the U.K. and the EU, where we currently conduct clinical trials and intend to seek marketing approvals in the future. During the Brexit transition period, which ended on December 31, 2020, the U.K. continued to follow all of the EU's rules and maintained its current trading relationship with the EU. In December 2020, the U.K. and EU signed the TCA, which became provisionally applicable on January 1, 2021 and has been formally applicable since May 1, 2021. The TCA sets out the arrangements between the U.K. and EU on trade in certain areas (e.g. goods and some services, energy, fisheries, social security coordination), however there is still uncertainty over how some of its terms will take effect in practice and there are still key aspects of the U.K.’s relationship with the EU which are not covered by the TCA, such as in respect of financial services. We expect that uncertainty over the terms of the TCA and other future agreements between the U.K. and EU will continue to cause political and economic uncertainty, which could harm our business and financial results. The withdrawal will, among other outcomes, disrupt the free movement of goods, services and people between the U.K. and the EU, and result in increased legal and regulatory complexities, as well as potential higher costs of conducting business in Europe. Until there is greater understanding on how the terms of the TCA will take effect in the long-term, and until the terms of other potential agreements that the U.K. may eventually enter into with the EU are known, it is not possible to determine the extent of the impact that the U.K.'s departure from the EU and/or any related matters may have on us; however, any of these effects of Brexit, and others we cannot anticipate, could adversely affect our business, business opportunities, results of operations, financial condition, and cash flows. Likewise, similar actions taken by European and other countries in which we operate could have a similar or even more profound impact.
For example, the TCA includes limited specific provisions concerning medicinal products, primarily regarding the mutual recognition of good manufacturing practice (GMP) inspections of manufacturing facilities for medicinal products and GMP documents issued, but does not foresee wholesale mutual recognition of U.K. and EU pharmaceutical regulations. Since the regulatory framework in the U.K. covering the quality, safety and efficacy of medicinal products, clinical trials, marketing authorizations, commercial sales and distribution of medicinal products is derived from EU directives and regulations, Brexit could materially impact the future regulatory regime with respect to the approval of our current or future product candidates in the U.K. now that the U.K. legislation has the potential to diverge from EU legislation. For instance, GB (under the Northern Ireland

Protocol, the EU regulatory framework will continue to apply in Northern Ireland and centralized EU authorizations will continue to be recognized) will now no longer be covered by the centralized procedure for obtaining marketing authorizations for medicinal products which are valid throughout the EEA, and a separate process for authorization of drug products will be required in GB, resulting in an authorization covering the U.K. or GB only. In addition, the withdrawal of the U.K. from the EU has had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Any of these effects of Brexit, among others, could adversely affect our business, our results of operations, liquidity, and financial condition.
We may fail to comply with evolving U.S. federal and state and foreign privacy and data protection laws, which could adversely affect our business, results of operations and financial condition.
In California, the CCPA was enacted in June 2018, became effective on January 1, 2020, and became subject to enforcement by the California Attorney General's office on July 1, 2020. The CCPA broadly defines personal information, gives California residents expanded individual privacy rights and protections and provides for civil penalties for violations and a private right of action for data breaches. Further, a new California privacy law, the California Privacy Rights Act (CPRA) was passed by California voters on November 3, 2020. The CPRA will create additional obligations with respect to processing and storing personal information that are scheduled to take effect on January 1, 2023 (with certain provisions having retroactive effect to January 1, 2022). We will continue to monitor developments related to the CPRA and anticipate additional costs and expenses associated with CPRA compliance. While there is an exception for protected health information that is subject to HIPAA and clinical trial regulations, the CCPA and CPRA may impact our business activities if we become a “Business” regulated by the scope of the CCPA or are subject to CPRA and there continues to be some uncertainly about how certain provisions of the CCPA will be interpreted and how the law will be enforced.
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
In the EU and the U.K., we may also face particular privacy, data security, and data protection risks in connection with requirements of the GDPR, the GDPR as it existed on December 31, 2020 but subject to certain U.K. specific amendments incorporated into U.K. law on January 1, 2021 under the U.K. GDPR, and other data protection requirements. The GDPR applies to any company established in the EU as well as to those outside the EU if they collect and use personal data in connection with the offering of goods or services to individuals in the EU or the monitoring of their behavior. The GDPR has enhanced data protection obligations for controllers of personal data, including, for example, expanded disclosures about how personal information is to be used, limitations on retention of information, mandatory data breach notification requirements, restrictions on transfers outside of the EU to third countries deemed to lack adequate privacy protections (such as the U.S.), and has created onerous new obligations and liabilities on services providers or data processors. Non-compliance with the GDPR may result in monetary penalties of up to €20 million or 4% of worldwide revenue, whichever is higher. Moreover, data subjects can claim damages resulting from infringement of the GDPR. The GDPR further grants non-profit organizations the right to bring claims on behalf of data subjects. The GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of personal data, such as healthcare data or other sensitive information, could greatly increase our cost of providing our products and services or even prevent us from offering certain services in jurisdictions that we may operate in. The GDPR may increase our responsibility and liability in relation to personal data that we process where such processing is subject to the GDPR, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, including as implemented by individual countries. Compliance with the GDPR will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European activities.
In addition, further to the U.K.'s exit from the EU on January 31, 2020, the GDPR ceased to apply in the U.K. at the end of the transition period on December 31, 2020. However, as of January 1, 2021, the U.K.’s European Union (Withdrawal) Act 2018 incorporated the U.K. GDPR into U.K. law. The U.K. GDPR and the U.K. Data Protection Act 2018 set out the U.K.'s data protection regime, which is independent from but aligned to the EU's data protection regime. Non-compliance with the U.K. GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher. In addition, on June 28, 2021, the EC adopted an adequacy decision in respect of transfers of personal data to the U.K. for a four-year period (until June 27, 2025). Similarly, the U.K. has determined that it considers all of the EEA to be adequate for the purposes of data protection. This ensures that data flows between the U.K. and the EEA remain unaffected.
We currently conduct clinical trials and engage in regulatory and commercial operations in the EEA and the U.K. As a result, we are subject to additional privacy laws, including the GDPR and U.K. GDPR. The GDPR imposes a broad range of strict requirements on companies subject to the GDPR, including requirements relating to having legal bases for processing personal information relating to identifiable individuals and transferring such information outside the EEA or the U.K., including to the U.S., providing details to those individuals regarding the processing of their personal information, where required obtaining consent from data subjects to process their personal information, keeping personal information secure, having data processing agreements with third parties who process personal information, responding to individuals' requests to exercise their rights in respect of their personal information, reporting security breaches involving personal data to the competent national data protection authority and affected individuals, appointing data protection officers, conducting data protection impact assessments, and record-keeping.
Over the past few years, the number of enforcement actions and the fines have both steadily increased. U.S. Data Privacy laws, such as the CCPA, CPRA, and others that may be passed, similarly introduce requirements with respect to personal information, and non-compliance with the CCPA may result in liability through private actions (subject to defined statutory damages in the event of certain data breaches) and enforcement. Failure to comply with these current and future laws, policies, industry standards, or legal obligations or any security incident resulting in the unauthorized access to, corruption of, or acquisition, release, or transfer of personal information may result in government enforcement actions, litigation, fines, and penalties, or adverse publicity and could cause our customers, business partners, and investors to lose trust in us which could have a material adverse impact on our business and results of our operations. We continue to face uncertainty as to the exact interpretation of the new requirements on our trials and we may be unsuccessful in implementing all measures required by data protection authorities or courts in interpretation of the new law.
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
In addition, we must also ensure that we maintain adequate safeguards to enable the transfer of personal data outside of the EEA or the U.K., in particular to the U.S., in compliance with European and U.K. data protection laws. We expect that we will continue to face uncertainty as to whether our efforts to comply with our obligations under European privacy laws will be sufficient. In some cases, we rely upon the standard contractual clauses to legitimize transfers of personal data out of Europe. On June 4, 2021, the EC issued new forms of standard contractual clauses for data transfers from controllers or processors in the EEA (or otherwise subject to the GDPR) to controllers or processors established outside the EEA (and not subject to the GDPR). The new forms of standard contractual clauses will replace the standard contractual clauses that were adopted previously under the Data Protection Directive. We will be required to transition to the new forms of standard contractual clauses and doing so will require significant effort and cost. The new standard contractual clauses may also impact our business as companies based in Europe may be reluctant to utilize the new clauses to legitimize transfers of personal information to third countries given the burdensome requirements of transfer impact assessments and the substantial obligations that the new standard contractual clauses impose upon exporters. If we are investigated by a European data protection authority, we may face fines and other penalties. Any such investigation or charges by European data protection authorities could have a negative effect on our existing business and on our ability to attract and retain new clients or pharmaceutical partners. We may also experience hesitancy, reluctance, or refusal by European or multi-national clients or pharmaceutical partners to continue to use our products due to the potential risk exposure as a result of the current (and, in particular, future) data protection obligations imposed on them by certain data protection authorities in interpretation of current law, including the GDPR. Such clients or pharmaceutical partners may also view any alternative approaches to compliance as being too costly, too burdensome, too legally uncertain, or otherwise objectionable and therefore decide not to do business with us. Any of the foregoing could materially harm our business, prospects, financial condition, and results of operations.
In addition, many jurisdictions outside of Europe are also considering and/or enacting comprehensive data protection legislation. For example, as of August 2020, the Brazilian General Data Protection Law imposes stringent requirements similar to GDPR with respect to personal information collected from individuals in Brazil.
In China, there have also been recent significant developments concerning privacy and data security. On June 10, 2021, the Standing Committee of the PRC National People’s Congress published the Data Security Law of the People’s Republic of China (the “Data Security Law”), which took effect on September 1, 2021. The Data Security Law requires data processing (which includes the collection, storage, use, processing, transmission, provision and publication of data), to be conducted in a legitimate and proper manner. The Data Security Law imposes data security and privacy obligations on entities and individuals carrying out data processing activities and also introduces a data classification and hierarchical protection system based on the importance of data in economic and social development and the degree of harm it may cause to national security, public interests, or legitimate rights and interests of individuals or organizations if such data are tampered with, destroyed, leaked, illegally acquired or illegally used. The appropriate level of protection measures is required to be taken for each respective category of data.
Also in China, on August 20, 2021, the Standing Committee of the National People’s Congress of the PRC promulgated the Personal Information Protection Law, which took effect on November 1, 2021. The Personal Information Protection Law raises the protection requirements for processing personal information, and many specific requirements of the Personal Information Protection Law remain to be clarified. We may be required to make further significant adjustments to our business practices to comply with the personal information protection laws and regulations in China including the Personal Information Protection Law.
We also continue to see jurisdictions, such as Russia, imposing data localization laws, which under Russian laws require personal information of Russian citizens to be, among other data processing operations, initially collected, stored, and modified in Russia. These regulations may interfere with our intended business activities, inhibit our ability to expand into those markets or prohibit us from continuing to offer services in those markets without significant additional costs.
Because the interpretation and application of many privacy and data protection laws (including the GDPR), commercial frameworks, and standards are uncertain, it is possible that these laws, frameworks, and standards may be interpreted and applied in a manner that is inconsistent with our existing data management practices and policies. If so, in addition to the possibility of fines, lawsuits, breach of contract claims, and other claims and penalties, we could be required to fundamentally change our business activities and practices or modify our solutions, which could have an adverse effect on our business. Any inability to adequately address privacy and security concerns, even if unfounded, or comply with applicable privacy and security or data security laws, regulations, and policies, could result in additional cost and liability to us, damage our reputation, inhibit our ability to conduct trials, and adversely affect our business.
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
Specifically, there are a large number of pharmaceutical and biotechnology companies developing or marketing treatments for cancer that would be competitive with QINLOCK and the drug candidates we are developing, if such drug candidates are approved. Many of these companies are developing cancer therapeutics that are also kinase inhibitors. Although there are currently marketed drugs that have activity in GIST through their targeting of primary and secondary KIT mutants, other than avapritinib for GIST PDGFRA exon 18 mutations only, no currently marketed drug directly targets certain secondary resistance mutations in KIT and PDGFRA, and no currently marketed drug provides coverage of all KIT and PDGFRA mutants. With respect to QINLOCK, there are a number of large pharmaceutical companies and biotechnology companies marketing small molecule drugs or biologic drugs for the treatment of GIST, including Blueprint, Novartis, Pfizer, and Bayer. We are also aware of pharmaceutical and biotechnology companies developing drugs for the treatment of GIST including ABS, Arog, CTTPG, Cogent, Daiichi, Exelixis, Immunicum, Jiangsu, Merck, NTKMT, Novartis, Taiho, Theseus, and Xencor. Several of these programs are in clinical studies, including but not limited to Arog, CTTPG, Cogent, Immunicum, Jiangsu, NTKMT, and Theseus. Further, there are numerous companies marketing or developing antibodies and small molecules targeting CSF1R inhibitors for TGCT that we are seeking to target with our vimseltinib program, including Abbisko, AmMax, Daiichi, SynOx, and HutchMed. These programs are also in clinical studies for TGCT. In addition, pexidartinib is the only FDA approved product, which is indicated for the treatment of adult patients with symptomatic TGCT associated with severe morbidity or functional limitations and not amenable to improvement with surgery. With respect to DCC-3116, an ULK inhibitor designed to address mutant RAS and RAF cancers that entered a Phase 1 clinical study in the second quarter of 2021, we are aware of other companies that are advancing programs targeting ULK, including Endeavor Biomedicines, Inc. and Erasca, Inc.
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
The precise incidence and prevalence for GIST, TGCT, specific mutant RAS and RAF cancers, and other indications we are exploring, are unknown. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our drug or drug candidates, are based on estimates, which are inherently uncertain.
The total addressable market opportunity for QINLOCK, vimseltinib, and DCC-3116, and any other drug candidates we may produce will ultimately depend upon, among other things, the diagnosis criteria included in the final label for our current and future drugs for sale for these indications, acceptance by the medical community and patient access, drug pricing, and reimbursement. The number of patients in our targeted commercial markets and elsewhere may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our drug, or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our results of operations and our business.
The commercial success of QINLOCK, and of any future approved drugs, such as vimseltinib or DCC-3116, if approved, will depend upon the degree of market acceptance by physicians, patients, third-party payors, and others in the medical community.
The commercial success of QINLOCK, and of any future approved drugs, such as vimseltinib or DCC-3116, if approved, will depend in part on market acceptance by physicians, patients, third-party payors, and others in the medical community. For example, current cancer treatments, such as surgery, existing targeted therapies, chemotherapy, and radiation therapy, are well established in the medical community, and doctors may continue to rely on these treatments. If QINLOCK and any future approved drugs, such as vimseltinib or DCC-3116, if approved, do not achieve and maintain an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of QINLOCK and of any current drug candidates, such as vimseltinib and DCC-3116, or future drug candidates, if approved for commercial sale, will depend on a number of factors, including:
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
•any restrictions on the use of our products together with other medications; and

•the foregoing factors as they apply to any combination drug for which a drug candidate of ours, such as DCC-3116, may be approved to be prescribed with as part of a combination therapy.
Even if a potential drug displays a favorable efficacy and safety profile in preclinical and clinical studies, market acceptance of the drug will not be known until after it is launched. Our efforts to educate the medical community and third-party payors on the benefits of our drug may require significant resources and may never be successful. Our efforts to educate the marketplace may require more resources than are required by the therapies marketed by our competitors. Any of these factors may cause QINLOCK, or any future approved drugs, such as vimseltinib or DCC-3116, if approved, to be unsuccessful or less successful than anticipated.
Our failure to obtain additional marketing approvals in other foreign jurisdictions would prevent QINLOCK and our drug candidates from being marketed more extensively internationally, and any approval we are granted for QINLOCK or our drug candidates in the U.S. or key European markets would not assure approval of QINLOCK or our drug candidates in other foreign jurisdictions.
Following the FDA approval of QINLOCK in May 2020, we commenced commercial sales of QINLOCK in the U.S. In addition, our partner, Zai, obtained regulatory approval to market QINLOCK in the PRC and Hong Kong in March 2021 and Taiwan in September 2021. Following EC approval in November 2021, we launched QINLOCK in Germany. In order to market and sell QINLOCK, or any future products in other jurisdictions, we or our partners must obtain separate marketing approvals in applicable foreign jurisdictions and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing as well as additional information and filings. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the U.S. generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the U.S., it is required that the product be approved for reimbursement before the product can be approved for sale in that country. We may not (and/or our partners, as applicable, may not) obtain approvals from regulatory authorities outside the U.S. on a timely basis, if at all, or may not be successful in seeking and obtaining favorable local reimbursement and pricing approvals, particularly in light of the impact of COVID-19 on the global economy. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the U.S. does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. Except for QINLOCK in select countries where we have received approval, we, or our partners, may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our products in any market outside the U.S.
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
We have only recently established our sales and marketing infrastructure in the U.S. and in key European markets, and currently have only limited experience in the sale, marketing, or distribution of biopharmaceutical products. To achieve commercial success for QINLOCK or any other product for which we obtain marketing approval, we will need to successfully maintain and expand our sales, marketing, and distribution capabilities, either ourselves or through collaboration, licensing, distribution, or other arrangements with third parties. In addition, our licensee for QINLOCK for Greater China is building a sales and marketing infrastructure but currently has limited experience in sales, marketing, and distribution of a commercial product. Given our focus on Germany and France, we plan to provide access to QINLOCK in additional European countries through other channels.
We have built our own focused, specialized sales and marketing organization in the U.S. and commercial capabilities in key European markets. In addition to our existing QINLOCK license to Zai for Greater China, we have executed, and intend to seek additional, distribution arrangements in select geographies where we choose not to establish a sales presence to support the commercialization of QINLOCK or our drug candidates for which we obtain marketing approval and that can be commercialized through such arrangements.
There are risks involved with establishing our own sales and marketing capabilities. For example, recruiting, training and motivating a sales force is expensive and time-consuming and could delay any product launch. We will need to commit significant management and other resources to maintain our commercial organization. We may not be able to achieve the necessary development and growth in a cost-effective manner or realize a positive return on our investment. We will also have to compete with other companies to recruit, hire, train, and retain sales and marketing personnel. We cannot be sure that we will be able to recruit, hire, train, and retain a sufficient number of sales representatives or that they will be effective at promoting QINLOCK or any future approved drugs.
Factors that may inhibit our efforts to commercialize QINLOCK or any future approved products on our own include:
•our inability to recruit, hire, train, and retain adequate numbers of effective sales and marketing personnel;
•our inability to raise financing necessary to maintain and grow our commercialization infrastructure;
•the inability of sales personnel to obtain access to physicians or educate physicians about the benefits, safety, and effectiveness of QINLOCK or any future approved products, in particular in light of reduced in-person access to medical institutions and personnel in some areas and other significant disruptions to the healthcare system and community due to COVID-19;
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
Other Risks Related to Our Business
Our business could be negatively affected by cyber security threats.
A cyberattack or similar incident could occur and result in information theft, data corruption, operational disruption, damage to our reputation, or financial loss. We are increasingly dependent on information technology systems and infrastructure, including mobile technologies, to operate our business. In the ordinary course of our business, we use our data centers and our networks to store and access confidential and proprietary business information. Our technologies, systems, networks, or other proprietary information, and those of our vendors, suppliers and other business partners, may become the target of cyberattacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss, or destruction of proprietary and other information, or could otherwise lead to the disruption of our business operations. Cyberattacks are becoming more sophisticated and certain cyber incidents, such as surveillance, may remain undetected for an extended period and could lead to disruptions in critical systems or the unauthorized release of confidential or otherwise protected information. These events could lead to financial loss from remedial actions, loss of business, disruption of operations, damage to our reputation, or potential liability. Our systems and insurance coverage for protecting against cybersecurity risks may not be sufficient. Further, as cyberattacks continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerability to cyberattacks.
We are increasingly dependent on critical, complex, and interdependent information technology (IT) systems and data to operate our business. Any failure, inadequacy, interruption, or security lapse of that technology, including security attacks, incidents, and/or breaches, could harm our ability to operate our business effectively.
We have outsourced significant parts of our IT and business infrastructure to third-party providers, and we currently use these providers to perform business critical IT services for us. We are therefore vulnerable to cybersecurity attacks and incidents on the associated networks and systems, whether they are managed by us directly or by the third-parties with whom we contract, and we have experienced and may in the future experience such cybersecurity threats and attacks. In the context of the COVID-19 pandemic, the risk of such threats and attacks has increased, as virtual and remote working has become more widely used, and sensitive data is accessed by employees working in less secure, home-based environments. Although the pandemic has shifted during the past few months, the way we work is still largely remote in most aspects of the business and we will continue to factor this into our cybersecurity risk management strategy. In addition, due to our reliance on third-party providers, we have experienced and may in the future experience interruptions, delays, or outages related to IT service availability due to a variety of factors outside of our control, including technical failures, natural disasters, fraud, or security attacks experienced by or caused by these third-party providers. Interruptions in the service provided by these third-party providers could affect our ability to perform critical tasks.
As a global pharmaceutical company, our systems are subject to frequent cyber-attacks. Due to the nature of some of these attacks, there is a risk that they may remain undetected for a period of time. While we have invested in the protection of data and information technology, our efforts may not prevent service interruptions or security breaches (e.g., ransomware attacks). Any such interruption or breach of our systems could adversely affect our business operations and/or result in the loss of critical or sensitive confidential information or intellectual property, and could result in financial, legal, business, and reputational harm to us. We maintain cyber liability insurance; however, this insurance may not be sufficient to cover the financial, legal, business, or reputational losses that may result from an interruption or breach of our systems.
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
Social media is increasingly being used to communicate about our drug, clinical development programs, and the diseases our drug and drug candidates are being developed to treat. We are utilizing what we believe is appropriate social media in connection with our commercialization efforts for QINLOCK and we intend to do the same for our future products, if approved. Social media practices in the biopharmaceutical industry continue to evolve and regulations relating to such use are not always clear. This evolution creates uncertainty and risk of noncompliance with regulations applicable to our business, resulting in potential regulatory actions against us. For example, patients may use social media channels to comment on their experience in an ongoing clinical study or to report an alleged adverse event (AE). When such disclosures occur, there is a risk that we fail to monitor and comply with applicable AE reporting obligations or we may not be able to defend our business or the public's legitimate interests in the face of the political and market pressures generated by social media due to restrictions on what we may say about our investigational products. There is also a risk of inappropriate disclosure of sensitive information or negative or inaccurate posts or comments about us on any social networking website. If any of these events were to occur or we otherwise fail to comply with applicable regulations, we could incur liability, face regulatory actions, or incur other harm to our business.
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
Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation's ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change taxable income may be limited. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As of December 31, 2021, we had U.S. federal net operating loss carryforwards and U.S. federal research and development tax credit carryforwards, which could be limited if we experience an “ownership change.”
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
We currently have several drug candidates in varying stages of clinical development, including DCC-3116 in a Phase 1 study, in patients with advanced or metastatic tumors with a RAS or RAF mutation, and vimseltinib in a Phase 3 study in patients with TGCT, and the risk of failure is high. We are unable to predict when or if any of our drug candidates will prove effective or safe in humans or will obtain marketing approval. Before obtaining marketing approval from regulatory authorities for the sale of any drug candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our drug candidates in humans. Clinical testing is expensive, difficult to design and implement, and can take many years to complete and is uncertain as to the outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, interim or preliminary results of a clinical trial do not necessarily predict final results, and results for one indication may not be predictive of the success in additional indications. In particular, the small number of patients in our early clinical trials may make the results of these trials less predictive of the outcome of later clinical trials. For example, in November 2021, we announced that the INTRIGUE study did not meet the primary endpoint of improved PFS compared with the standard of care sunitinib despite initially observing encouraging preliminary data in our Phase 1 study of QINLOCK in second-line GIST. In addition, although we observed encouraging preliminary efficacy results including ORR (best response) in our Phase 1/2 study of vimseltinib in TGCT, the assessments of efficacy from the Phase 1/2 study of vimseltinib were not designed to demonstrate statistical significance and may not be predictive of the results of further clinical trials of vimseltinib, including our ongoing Phase 3 MOTION study for vimseltinib. These factors also apply to the earlier-stage trials for our drug candidates, such as the Phase 1 study of DCC-3116.
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
While we designed QINLOCK to inhibit the full spectrum of the known mutant or amplified KIT and PDGFRA kinases that drive cancers such as GIST, we may find that patients treated with QINLOCK have or develop mutations that confer resistance to treatment. We are aware of a secondary mutation in PDGFRA, in a patient not treated with QINLOCK, where the potency of inhibition determined in in vitro assays by QINLOCK suggests that this mutation may confer resistance to QINLOCK in patients. We may identify additional mutations in PDGFRA or mutations in KIT that are resistant to QINLOCK. If patients have or develop resistance to treatment with our approved drug or drug candidates, we may be unable to successfully complete our clinical trials, and may not be able to obtain regulatory approval.
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

If we experience delays or difficulties in the enrollment of patients in clinical trials, including in our clinical trials of vimseltinib or DCC-3116, our receipt of necessary marketing approvals could be delayed or prevented.
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
If we experience higher than expected drop-out rates for an event-driven study, as we previously experienced with our INTRIGUE study, we may choose to increase the total number of patients in the study to strengthen the ability to achieve the pre-specified number of events. Other factors in slower than expected enrollment may include recruitment challenges for indications that are difficult to diagnose and/or treat where the population is small and dispersed or for a chronic non life-threatening condition, such as TGCT, and other competing trials are recruiting simultaneously. Our inability to enroll a sufficient number of patients for our clinical trials would result in significant delays and could require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials may result in increased development costs for our drug candidates, which would cause significant harm to our financial position, adversely impact our stock price, and impair our ability to raise capital.
If serious adverse events or unacceptable side effects are identified during the development of our drug or drug candidates, we may need to abandon or limit such development.
If our drug or drug candidates are associated with serious adverse events or undesirable side effects in clinical trials or have characteristics that are unexpected, we may need to abandon their development, limit development to more narrow uses or subpopulations in which the serious adverse events, undesirable side effects or other characteristics are less prevalent, less severe, or more acceptable from a risk-benefit perspective or highlight these risks, side effects, or other characteristics in the approved product label. In pharmaceutical development, many drugs that initially show promise in early-stage testing for treating cancer and other diseases may later be found to cause side effects that prevent further development of the drug. Currently marketed therapies for the treatment of cancer are generally limited to some extent by their toxicity. In addition, some of our drug candidates would be chronic therapies or be used in pediatric populations, for which safety concerns may be particularly important. Use of our drug candidates as monotherapies may also result in adverse events consistent in nature with other marketed therapies. In addition, if used in combination with other therapies in the future, our drug or drug candidates may exacerbate adverse events associated with the therapy as well as result in adverse events from drug-drug interaction. If serious adverse events or unexpected side effects are identified during development, we may be required to develop a REMS to mitigate those serious safety risks, which could impose significant distribution and/or use restrictions on our drug or drug candidates, if approved.

We currently have no products that are approved for sale with the exception of QINLOCK. Our drug and all of our drug candidates target key interactions with kinase switch regions to inhibit kinase activity. If we are unable to successfully develop and commercialize QINLOCK or our drug candidates, if approved, or experience significant delays in doing so, our business will be materially harmed.
We currently have no products that are approved for sale with the exception of QINLOCK. All of our drug candidates, including vimseltinib and DCC-3116, are still in varying stages of clinical development.
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
Our ability to generate continued product revenues will depend heavily on the successful development and commercialization of our approved drug and drug candidates, if approved. Our success in the development of our approved drug and drug candidates will depend on several factors, including the following:
•successful completion of preclinical studies and clinical trials, including our ongoing Phase 3 study of vimseltinib;
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
•attracting additional licensees and/or collaborators or distributors with development, regulatory, and commercialization expertise; and
•protecting and enforcing our rights in our intellectual property portfolio.
If we do not achieve one or more of these factors in a timely manner, or at all, we could experience significant delays or an inability to successfully commercialize QINLOCK or any current or future drug candidates for which we receive approval, which would materially harm our business. For example, our business was materially impacted following the preliminary results of our ongoing Phase 3 study of QINLOCK for second-line GIST, which failed to meet its primary endpoint.
We may ultimately be unable to complete the development and commercialization of our drug candidates.
We may be required to conduct additional clinical trials or other testing of our drug or drug candidates beyond those that we currently contemplate if we are unable to successfully complete clinical trials for our drug or drug candidates or other testing, obtain results of these trials or tests that are not positive or are only modestly positive, or if there are safety concerns. While we plan to conduct only one pivotal Phase 3 MOTION study for vimseltinib in patients with TGCT, for a single randomized, placebo-controlled trial to support submission to the FDA of an NDA, the trial must be well-designed, well-conducted, with a favorable risk/benefit ratio, and provide statistically persuasive efficacy findings so compelling that a second trial would be unethical or practically impossible to repeat. In addition, certain data that we have presented to date have been generated and reviewed at the clinical sites and are preliminary. The data may be subject to subsequent central review, and based on that review, there may be changes to these data which may not be favorable. For example, in our ongoing Phase 1 study of QINLOCK, there were differences observed between imaging data assessed at the clinical sites in accordance with the Phase 1 protocol and by central review, including some instances where central review's findings regarding the number of objective responses were less favorable than those previously reported. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their drug candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. In addition, we, or our licensees, such as Zai in Greater China, may be required to conduct additional clinical trials in the local region or regions where the licensees seek to commercialize our drug or drug candidates before a local regulatory authority will approve any marketing application. These local studies may involve, among other things, exploration of the effect our drug or drug candidates may have on a local population, which could be different than our clinical trial results or experience to date, and subject these trials and our development efforts to the risk that they do not support regional approval.

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
Additionally, as of May 26, 2021, the FDA noted it is continuing to ensure timely reviews of applications for medical products during the COVID-19 pandemic in line with its user fee performance goals. On July 16, 2020, the FDA noted that it is continuing to expedite oncology product development with its staff teleworking full-time. However, the FDA may not be able to continue its current pace and review timelines could be extended.
Risks Related to the Industry
With the exception of QINLOCK, we have not received approval or authorization to market any of our drug candidates from regulatory authorities in any jurisdiction. Even if we complete the necessary clinical trials, the marketing approval process is expensive, time-consuming, and uncertain, which may prevent us from obtaining approvals for the commercialization of some or all of our drug candidates or expand our marketing for QINLOCK in additional geographies. If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals for our drug candidates, or if we experience a delay in drug supply, we will not be able to commercialize our drug candidates, and our ability to generate revenue will be materially impaired.
Our drug candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale, and distribution are subject to comprehensive regulation by the FDA and other regulatory agencies in the U.S., the EMA and national competent authorities of the Member States in the EU, and China's NMPA and similar regulatory authorities outside the U.S. Failure to obtain marketing approval for a drug candidate will prevent us from commercializing the drug candidate. Our drug candidates are in the varying stages of clinical development and are subject to the risks of failure inherent in drug development. We have only received marketing authorization for QINLOCK in the U.S., Europe, and other select jurisdictions, and have not received marketing authorization for any of our drug candidates from regulatory authorities in any jurisdiction. We have only limited experience in conducting and managing clinical trials, and in submitting and supporting the applications necessary to seek marketing approvals and expect to rely on third-party contract research organizations (CROs) to assist us in this process. Securing marketing approval requires the submission of extensive nonclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the drug candidate's safety and efficacy. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. Our drug candidates may not be effective, may be only moderately effective, or may prove to have undesirable or unintended side effects, toxicities, or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use.
The process of obtaining marketing approvals, both in the U.S. and internationally, is expensive, may take many years if additional clinical trials are required, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity, and novelty of the drug candidates involved. Further, changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional nonclinical, clinical, or other studies. In addition, varying interpretations of the data obtained from nonclinical and clinical testing could delay, limit, or prevent marketing approval of a drug candidate. Any marketing approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable. If we experience delays in obtaining approval or if we fail to obtain approval of our drug candidates or expand the approval for QINLOCK in additional geographies, the commercial prospects for our drug or drug candidates may be harmed and our ability to generate further revenues will be materially impaired.

We may not be able to obtain or, if granted, retain orphan drug exclusivity for our drug or drug candidates.
Regulatory authorities in some jurisdictions, including the U.S. and Europe, may in response to a request from the sponsor designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the U.S. For example, we have received orphan drug designation for ripretinib for the treatment of GIST in the U.S. In the EU, a medicinal product may be designated as orphan if (1) it is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either (i) such condition affects no more than five in 10,000 persons in the EU when the application is made, or (ii) it is unlikely that the product, without the benefits derived from orphan status, would generate sufficient return in the EU to justify the necessary investment in its development; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU, or if such a method exists, the product will be of significant benefit to those affected by the condition, as defined in Regulation (EC) 847/2000.
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
We also make assumptions, estimates, calculations, and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the preliminary or “top-line” results that we report may differ from future results of the same trials, or different conclusions or considerations may qualify such results, once additional data have been disclosed and/or are received and fully evaluated. Such data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, preliminary and “top-line” data should be viewed with caution until the final data are available. We may also disclose interim data from our clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects.
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
In November 2021, we announced that vimseltinib had been granted fast track designation by the FDA for the treatment of patients with TGCT who are not amenable to surgery. We intend to seek fast track designation for some of our other drug candidates. If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for FDA fast track designation. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular drug candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Even if we do receive fast track designation, we may not experience a faster development process, review, or approval compared to conventional FDA procedures. The FDA may rescind fast track designation if the drug candidate no longer meets the qualifying criteria for fast track designation, such as if the drug: (1) no longer demonstrates a potential to address unmet medical need or (2) is not being studied in a manner that shows the drug can treat a serious condition and meets an unmet medical need. A drug candidate may no longer demonstrate a potential to address an unmet medical need if a new product was approved under a traditional approval that addressed the same need or if emerging clinical data failed to show that the fast track designated drug candidate had the anticipated advantage over available therapy.
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
Risks Related to Drug Discovery
Results of preclinical studies and early clinical trials of product candidates may not be predictive of results of later studies or trials. Our product candidates may not have favorable results in later clinical trials, if any, or receive regulatory approval.
Preclinical and clinical drug development is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the preclinical study or clinical trial process. Despite promising preclinical or clinical results, any program or product candidate can unexpectedly fail at any stage of preclinical or clinical development. The historical failure rate for programs or product candidates in our industry is high. The results from preclinical studies or early clinical trials may not be predictive of the results from later preclinical studies or clinical trials, and interim results of a clinical trial are not necessarily indicative of final results. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy characteristics despite having progressed through preclinical studies and initial clinical trials.
Many companies in the biopharmaceutical industry have suffered significant setbacks at later stages of development after achieving positive results in early stages of development. Moreover, non-clinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless failed to obtain regulatory approval. A program may fail to result in a designated compound for many reasons, including inability to achieve desired candidate profile properties, chemistry or patent challenges, or inconclusive or conflicting in vitro and/or in vivo studies. Designated compounds undergoing IND-enabling studies, including animal toxicity studies, may fail at that stage. Moreover, even if an IND is filed, regulatory authorities may not clear the candidate as safe to proceed for human studies. Even if any product candidates progress to clinical trials, these product candidates may fail to achieve clinical-proof-of-concept or show the safety and efficacy in clinical development required to obtain regulatory approval, despite the observation of positive results in animal studies. Our or our collaborators’ failure to replicate positive results from early research programs and preclinical studies may prevent us from further developing and commercializing those or other product candidates, which would limit our potential to generate revenues from them and harm our business and prospects.
For the foregoing reasons, we cannot be certain that any ongoing or future preclinical studies or clinical trials, including our ongoing Phase 1 study of DCC-3116 or our pan-RAF research program, will be successful. Any safety or efficacy concerns observed in any one of our preclinical studies or clinical trials in a targeted area could limit the prospects for regulatory approval of product candidates in that and other areas, which could have a material adverse effect on our business and prospects.

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
Broad-based business or economic disruptions could adversely affect our ongoing or planned research and development and commercialization activities. For example, in December 2019, an outbreak of a novel strain of coronavirus spread to the majority of countries around the world, including the U.S. To date, the COVID-19 pandemic has caused significant disruptions to the U.S. and global economy and has contributed to significant volatility and negative pressure in financial markets. The global impact of the pandemic continues to evolve as additional cases of the virus are identified, public health officials learn more about the spread of the virus and the efficacy of containment measures, new strains of the virus that causes COVID-19 proliferate, and vaccines against the virus are developed and distributed. Many countries, including certain states and cities in the U.S., instituted varying levels of quarantine and social distancing requirements, restrictions on travel, mandatory closures of and/or occupancy limits for businesses, and requiring proof of vaccination and/or negative COVID-19 test results to mitigate the spread of the virus. Although some restrictions aimed at minimizing the spread of COVID-19 have been and may from time to time be eased or lifted in the U.S. and other countries, in response to local surges and new waves of infection, including those caused by the spread of certain variants of the virus, some countries, states, and local governments have maintained these restrictions, or may reinstitute these restrictions from time to time, in response to rising rates of infection.
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
•The COVID-19 pandemic may also negatively impact our commercialization strategy for QINLOCK. While restrictive safety measures are in place, limited hospital access for non-patients, which includes our sales personnel, social distancing requirements, proof of vaccination and/or negative COVID-19 test, and other precautionary measures due to COVID-19 may impact the ability of our sales personnel to interact in-person with customers in the same way as they did before the COVID-19 pandemic. As a result, in many circumstances we have needed to limit our interactions with physicians and payors and adapt our commercialization strategies and tactics to a virtual model, including developing and deploying various technology-enabled platforms for virtual engagement such as remote detailing, digital and non-personal marketing channels, and social media. Although some of these restrictions have been, and may continue to be lifted in certain healthcare institutions, the impact of prior and continued COVID-19 related safety measures, and the potential for reimposition of restrictions due to local surges and new waves of infection, including those caused by the spread of certain variants of the virus, may adversely affect the ability of our sales professionals to effectively market QINLOCK to physicians and the rate of uptake for QINLOCK, which may have a negative impact on our sales and our market penetration. In addition, patient visits with physicians in specialties such as oncology have decreased as a result of COVID-19, due to travel restrictions, social distancing requirements, prioritization of healthcare resources to address the pandemic, and/or fear of exposure to the virus, which could have a material adverse impact on new patient starts and overall patient treatment volume.
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
•Other potential impacts of the COVID-19 pandemic on our clinical trials include difficulties associated with patient visits for screening and study conduct, and study monitoring, which may be paused or delayed due to changes in policies at various clinical sites, federal, state, local, or foreign laws, rules, and regulations, including closure of site access to outside monitors, quarantines, social distancing guidelines, or other travel restrictions, prioritization of healthcare resources toward pandemic efforts, including diminished attention of physicians serving as our clinical trial investigators and reduced availability of site staff supporting the conduct of clinical trials, heightened exposure of patients, principal investigators, and site staff to COVID-19 if a surge occurs in their geography, or other reasons related to the COVID-19 pandemic. We are working closely with our study sites and CROs to allow for utilization of remote and local assessments, such as televisits, in accordance with FDA and EMA guidance, as well as to ensure availability of study drug for patients, but we cannot assure you these efforts will be successful or that our clinical trial activities will not be adversely affected, delayed, or interrupted by COVID-19. Despite our efforts to address these risks, some patients and clinical investigators may not be able to comply with clinical trial protocols if quarantines or social distancing guidelines impede movement or interrupt healthcare services or if medical resources are reallocated to focus on patients suffering from complications related to COVID-19. If patients choose to withdraw from our studies or we choose to or are required to pause enrollment and/or patient dosing or other clinical trial related activities in order to preserve healthcare resources, protect trial participants from being exposed to unacceptable health risks or comply with access restrictions resulting from COVID-19, our studies and related timelines may be adversely affected. It is unknown how long these pauses or disruptions could continue. In addition, other aspects of our clinical trials may be adversely affected, delayed, or interrupted while the COVID-19 pandemic continues or if future surges or waves of infection occur, including, for example, site initiation, patient recruitment, availability of clinical trial materials and data analysis.

•We currently rely on third parties to, among other things, manufacture raw materials, manufacture our product candidates for our clinical trials and our drug for commercial sales, ship investigational and commercial drug supply for use in clinical trials or by patients, as appropriate, perform quality testing, and supply other goods and services to run our business. Since the beginning of the COVID-19 pandemic, three vaccines for COVID-19 have received Emergency Use Authorization by the FDA and two of those later received marketing approval. Additional vaccines may be authorized or approved in the future. If any such third parties in our supply chain for materials are adversely impacted by restrictions resulting from the COVID-19 pandemic, including staffing shortages, production slowdowns, disruptions in delivery systems, or the resultant demand for vaccines and potential for of their facilities be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation to produce supplies needed for COVID-19 remediation, our supply chain may be disrupted, limiting our ability to manufacture our product candidates for our clinical trials, our research and development operations, or for commercial sale of QINLOCK.
•We have implemented precautionary measures to protect the health and safety of our employees, partners, and patients during the COVID-19 pandemic, including instituting a vaccination requirement as part of our return-to-office plan for all of our U.S. employees as of December 1, 2021. Requests for accommodations for medical conditions and sincerely held religious beliefs have been granted to certain of our employees consistent with applicable law. In addition, our return-to-office plan requires adherence to onsite occupancy limits and appropriate safety measures designed to comply with federal, state, and local guidelines and allows our personnel, other than those engaged in laboratory research activities, to work remotely as part of a flexible hybrid work model. As a result, our personnel may choose to continue to work remotely, and this could increase our cyber security risk, create data accessibility concerns, and make us more susceptible to communication disruptions, any of which could adversely impact our business operations or delay necessary interactions with local and federal regulators, IRBs, and ethics committees, manufacturing sites, research or clinical trial sites, and other important agencies and contractors. Our business operations may be further disrupted if any of our employees, officers, or board of directors contract an illness related to COVID-19 and are unable to perform their duties.
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
•Health regulatory agencies globally may experience disruptions in their operations as a result of the evolving COVID-19 pandemic. The FDA and comparable foreign regulatory agencies may have slower response times or be under-resourced and, as a result, review, inspection, and other timelines may be materially delayed. For example, as of May 26, 2021, the FDA noted that it is continuing to ensure timely reviews of applications for medical products during the COVID-19 pandemic in line with its user fee performance goals. However, it is possible that the FDA may not be able to continue its current pace and approval times could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the ongoing COVID-19 pandemic and travel restrictions FDA is unable to complete such required inspections during the review period. Since March 2020, when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring, and pre-approval inspections on a prioritized basis. In April 2021, the FDA issued guidance for the industry formally announcing plans to employ remote interactive evaluations, using risk management methods, to meet user fee commitments and goal dates. The FDA has developed a rating system to assist in determining when and where it is safest to conduct prioritized domestic inspections. In July 2021, the FDA began the gradual transition into standard operational levels for domestic surveillance inspections. In November 2021, the FDA announced that it is currently developing a plan for resuming prioritized foreign inspections, including surveillance and application-related inspections, starting in February 2022. As of September 2021, ongoing travel restrictions and other uncertainties continue to impact oversight operations. The FDA is continuing to complete mission-critical work, prioritize other higher-tiered inspectional needs (e.g., for-cause inspections), and carry out surveillance inspections using risk-based approaches for evaluating public health. Should the FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the FDA has stated that it generally intends to issue a complete response letter or defer action on the application until an inspection can be completed.During the COVID-19 public health emergency, a number of companies announced receipt of complete response letters due to the FDA's inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. It is unknown how long these disruptions could continue, were they to occur. Any elongation or de-prioritization of our clinical trials or delay in regulatory review or inspection resulting from such disruptions could materially affect the development and study of our drug candidates.
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
•The trading prices for our common stock and other biopharmaceutical companies have been highly volatile as a result of the COVID-19 pandemic. As a result, we may face difficulties raising capital through sales of our common stock or such sales may be on unfavorable terms. In addition, a recession, depression, inflation or other sustained adverse market event resulting from the COVID-19 pandemic could materially and adversely affect our business and the value of our common stock.
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
Investment in pharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We were formed and commenced operations in 2003. Other than QINLOCK, we have no approved products for commercial sale and have not generated sufficient revenue to result in a profit from product sales. We continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we have never been profitable and have incurred losses in each year since inception. For the years ended December 31, 2021, 2020, and 2019 we reported net losses of $300.0 million, $266.5 million, and $192.3 million, respectively. As of December 31, 2021, we had an accumulated deficit of $1.1 billion.
Since our inception, we have focused substantially all of our efforts and financial resources on developing our proprietary compound library, including, without limitation, the preclinical and clinical development of QINLOCK and our drug candidates and, more recently, establishing a commercial infrastructure. On May 15, 2020, QINLOCK was approved by the FDA for the treatment of adult patients with advanced GIST who have received prior treatment with three or more kinase inhibitors, including imatinib. Except for QINLOCK, all of our drug candidates, including vimseltinib, and DCC-3116, are still in clinical stages of development. To date, we have not generated sufficient revenue to result in a profit from the product sales of QINLOCK and have funded our operations primarily with proceeds from the sales of our common stock in public offerings and under the Sales Agreement, sales of preferred shares, proceeds from the issuance of convertible notes, payments received under a concluded collaboration agreement, upfront and milestone payments received under our license agreement with Zai, borrowings under a repaid construction loan, and research and development grants from the Kansas Bioscience Authority. Since our inception, we received an aggregate of $1.3 billion in net proceeds from such transactions. As of December 31, 2021, our cash, cash equivalents, and marketable securities were $327.6 million.
We expect to incur operating losses for the foreseeable future, particularly as we commercialize QINLOCK and advance development of our drug and drug candidates. Our prior losses, combined with expected future losses, have had, and will continue to have, an adverse effect on our stockholders' equity and working capital. We expect to incur significant research and development expenses in connection with our ongoing and future clinical trials for vimseltinib, and DCC-3116, and development of any other future drug candidates we may choose to pursue. In addition, we will incur significant sales, marketing, and outsourced manufacturing costs and expenses in connection with the commercialization of QINLOCK and any other approved drugs in the future. We expect to incur costs associated with preparations for commercial activities in Europe in connection with the marketing approval for QINLOCK in select countries in Europe. We have and will also continue to incur additional costs associated with operating as a public company. As a result, we expect to continue to incur operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing and commercializing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.
Our ability to become profitable depends upon our ability to generate revenue. To date, we have not generated sufficient revenue to result in a profit from sales of QINLOCK, and we do not know when, or if, we will generate profits or positive operating cash flows. We also have not obtained marketing approval for QINLOCK outside of the U.S., and other select jurisdictions, including in key European markets, or for any other indications, and we have not obtained marketing approval for any of our drug candidates. We do not expect to generate significant revenue from our drug candidates unless and until we obtain marketing approval for, and begin to sell, such drug candidates. Our ability to generate further revenue from sales of QINLOCK or revenue from sales of our drug candidates depends on a number of factors, including, but not limited to, our ability to:
•successfully complete our Phase 3 MOTION study for vimseltinib in patients with TGCT;
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

•commercialize QINLOCK by deploying a sales force and marketing QINLOCK in the U.S. and key European markets and, either ourselves or through third parties, in other jurisdictions where we receive approval including Canada and Australia, assisting our licensee, Zai, in its efforts to develop and commercialize QINLOCK in the PRC, Hong Kong, and Taiwan and, if approved, in Macau, and/or entering into additional license and/or collaboration agreements and/or distribution arrangements with third parties;
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
We commenced operations in 2003. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, conducting research and development, filing patents, identifying potential drug candidates, undertaking preclinical studies, initiating and conducting clinical trials, establishing arrangements with third parties for the manufacture of our drug and drug candidates, and establishing a commercial infrastructure in the U.S. and key European markets. On May 15, 2020, QINLOCK was approved by the FDA for the treatment of adult patients with advanced GIST who have received prior treatment with three or more kinase inhibitors, including imatinib. Except for QINLOCK, all of our drug candidates, including vimseltinib and DCC-3116, are still in clinical stages of development.
We have not yet demonstrated our ability to complete Phase 3 clinical trials other than for QINLOCK and we have not generated sufficient revenue to result in a profit from product sales or profit from our operations. Consequently, we may never achieve or sustain profitability and any predictions you make about our future success or viability may not be as accurate as they could be if we had an operating history with these activities.
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
We expect to incur significant expenses in connection with our ongoing activities, particularly as we commercialize QINLOCK, and advance our drug candidates, vimseltinib, and DCC-3116, and seek to identify lead drug candidates in our research programs. We expect increased expenses as we continue our research and development and initiate additional clinical trials and establish arrangements with third parties for the manufacture of clinical supplies of and seek marketing approval for our drug candidates. In addition, we expect to incur significant commercialization costs and expenses related to product manufacturing, marketing, sales, and distribution of QINLOCK, including related to the initiation of our commercial launch in key European markets and any current or future drug candidate for which we may receive marketing approval. Furthermore, we expect to continue to incur costs associated with operating as a public company.
Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed, or on attractive terms, we could be forced to delay, reduce, or eliminate our research or drug development programs or our commercialization efforts.

We believe that our cash, cash equivalents, and marketable securities as of December 31, 2021, together with anticipated product, royalty, and supply revenues, but excluding any potential future milestone payments under our collaboration or license agreements will enable us to fund our operating expenses and capital expenditure requirements into 2024. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.
Our future capital requirements will depend on many factors, including:
•the scope, progress, costs, and results of drug discovery, preclinical development, and clinical trials for our drug candidates;
•the anticipated cost savings of our corporate restructuring;
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
•the costs, timing, and outcome of regulatory review of our drug candidates and for QINLOCK in additional geographies, including in key European markets;
•the costs and timing of commercialization activities, including product manufacturing, marketing, sales, and distribution, for QINLOCK and any of our drug candidates for which we obtain marketing approval, as well as infrastructure costs in the U.S. and key European markets, and in other jurisdictions where we may seek marketing approval and choose to sell or enter into distribution arrangements;
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
•our ability to establish additional license, distributor, and/or collaboration arrangements with other biotechnology or pharmaceutical companies on favorable terms, if at all, for the development or commercialization of our drug candidates; and
•the extent to which we acquire or in-license drug candidates, technologies, and associated intellectual property rights, which may require up-front, milestone and/or royalty payments to the seller or licensor.
Identifying potential drug candidates and conducting preclinical testing and clinical trials and, for any drug candidates that receive marketing approval, establishing and maintaining a commercial infrastructure, is a time-consuming, expensive, and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain additional marketing approvals, including for QINLOCK in additional geographies, and achieve sufficient revenues to result in a profit for any of our drug candidates that receive marketing approval, including for QINLOCK. In addition, QINLOCK and any of our drug candidates that receive marketing approval may not achieve commercial success. Accordingly, we will need to obtain substantial additional funds to achieve our business objectives. Adequate additional funds may not be available to us on acceptable terms, or at all.
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
As of January 31, 2022, our executive officers and directors, and, based on filings required by Section 13 of the Exchange Act through February 1, 2022, combined with our stockholders who own more than 10% of our outstanding capital stock, beneficially own shares, in the aggregate, representing approximately 31% of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to exert significant influence over all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would have significant influence over the election of directors and approval of any merger, consolidation, or sale of all or substantially all of our assets. This concentration of ownership control may:
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
We recognize that the Delaware Forum Provision and the Federal Forum Provision may impose additional litigation costs on stockholders who assert the provision is not enforceable and may impose more general litigation costs in pursuing any such claims, particularly if the stockholders do not reside in or near the State of Delaware or the Commonwealth of Massachusetts. Additionally, these forum selection clauses in our amended and restated by-laws may limit a stockholder's ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or employees, which may discourage the filing of such lawsuits against us and our directors, officers, and employees even though an action, if successful, might benefit our stockholders. While the Delaware Supreme Court ruled in March 2020 that federal forum selection provisions purporting to require claims under the Securities Act be brought in federal court are “facially valid” under Delaware law, there is uncertainty as to whether other courts will enforce our Federal Forum Provision. The Federal Forum Provision may also impose additional litigation costs on stockholders who assert that the provision is unenforceable, and if the Federal Forum Provision is found to be unenforceable, we may incur additional costs with resolving such matters. The Court of Chancery of the State of Delaware and the United States District Court for the District of Massachusetts may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments or results may be more favorable to us than to our stockholders.
The market price of our common stock may be volatile and fluctuate substantially upon the occurrence of future events, which could result in substantial losses for purchasers of our common stock.
Our stock price is likely to be volatile. The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. Our common stock is currently quoted on the Nasdaq Global Select Market under the symbol “DCPH.” Since our common stock began trading on the Nasdaq Global Select Market on September 28, 2017, our stock has traded at prices as low as

$7.36 per share and as high as $71.11 per share through January 31, 2022. Market prices for our common stock will be influenced by a number of factors, including:
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
•general economic, industry, and market conditions and other national conditions; and
•the other factors described in this “Risk Factors” section.
If we fail to maintain proper and effective internal control over financial reporting, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, investors’ views of us and, as a result, the value of our common stock.
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
We currently rely on various third-party CROs to conduct our ongoing clinical trials for QINLOCK, vimseltinib, and DCC-3116, and do not plan to independently conduct any clinical trials for our future drug candidates. We expect to continue to rely on third parties, such as CROs, clinical data management organizations, medical institutions, and clinical investigators, to conduct our clinical trials. We also rely on CROs, including third-party laboratories, to conduct some of our preclinical studies. Agreements with these third parties might terminate or be amended for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements, that would delay our product development and commercialization activities.
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
Furthermore, these third parties may have relationships with other entities, some of which may be our competitors, and have substantial other contractual obligations with their other clients. In addition, these third parties could experience business interruptions, for example in connection with COVID-19, that could hinder their ability to meet their contractual obligations to us or may delay their performance of the services they conduct for us. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical trials in accordance with regulatory requirements, applicable laws, rules and regulations, and our stated protocols, we will not be able to obtain, or may be delayed in obtaining, marketing approvals for our drug candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our drug candidates, if approved.
Manufacturing pharmaceutical products is complex and subject to product loss for a variety of reasons. We contract with third parties for the manufacture of our drug candidates for preclinical testing, clinical trials, and for the manufacture of QINLOCK. This reliance on third parties increases the risk that we will not have sufficient quantities of our drug or drug candidates or such quantities at an acceptable cost or quality, which could delay, prevent, or impair our development or commercialization efforts.
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
We have only limited supply arrangements in place with respect to our drug candidates and sole source supplier arrangements for our commercial supply of drug substance, and finished drug product for QINLOCK. We acquire many key materials on a purchase order basis. As a result, while we have commercial supply arrangements for our drug substance and finished drug product for QINLOCK, we do not have long term supply arrangements with respect to our drug candidates and other materials. We do not currently have arrangements in place for redundant supply or a second source for drug substance or drug product. We rely on our sole source suppliers to manufacture all of our drug substance and finished drug product for commercialization of QINLOCK unless and until we add additional sources. If we obtain marketing approval for any of our drug candidates, we will need to establish an agreement for commercial manufacture with a third party. Any performance failure on the part of our existing or future manufacturers could delay clinical development, marketing approval, or commercial supply, including with respect to QINLOCK. If our current sole source suppliers, or future third-party manufacturers, cannot perform as agreed, or if such contract manufacturers choose to terminate their agreements with us, we would be required to replace such manufacturers. We may incur added costs, delays, and difficulties in identifying and qualifying any such replacement manufacturer or in reaching an agreement with any such alternative manufacturers. In addition, we depend on the proprietary technology of our third-party manufacturers for QINLOCK and certain of our drug candidates and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills to a back-up or alternate supplier, or we may be unable to transfer such skills at all. We will also need to verify, such as through a manufacturing comparability study, that any new supplier will produce our product candidate or product according to the specifications previously submitted to the FDA or another regulatory authority. In addition, changes in suppliers often involve changes in manufacturing procedures and processes, which could require that we conduct bridging studies between our prior clinical supply used in our clinical trials and that of any new supplier. The delays associated with the verification of a new supplier or comparability of new manufacturing processes could negatively affect our ability to develop product candidates or commercialize our product in a timely manner or within budget.
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
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act), drafted in response to the U.S. COVID-19 pandemic, became law. Throughout the COVID-19 pandemic, there has been public concern over the availability and accessibility of critical medical products, and the CARES Act enhanced FDA's existing authority with respect to drug shortage measures. Under the CARES Act, we must have in place a risk management plan that identifies and evaluates the risks to the supply of approved drugs for certain serious diseases or conditions for each establishment where the drug or active pharmaceutical ingredient is manufactured. The risk management plan will be subject to FDA review during an inspection. If we experience shortages in the supply of our marketed product, our results could be materially impacted.
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
Third-party manufacturers may not be able to comply with the FDA’s cGMP regulations or similar regulatory requirements outside of the U.S., including in Europe. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, seizures or voluntary recalls of drug candidates or products, operating restrictions, and criminal prosecutions, any of which could significantly and adversely affect supplies of our drug or drug candidates. Third-party manufacturers' failure to achieve and maintain high manufacturing standards, in accordance with applicable regulatory requirements, or the incidence of manufacturing errors, also could result in patient injury or death, product shortages, delays or failures in product testing or delivery, cost overruns, or other problems that could seriously harm our business. Third-party manufacturers often encounter difficulties involving production yields, quality control, and quality assurance, as well as shortages of qualified personnel.
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
Our success depends in large part on our ability to protect our proprietary technologies that we believe are important to our business, including pursuing and maintaining patent protection intended to cover the composition of matter of our approved drug and drug candidates, for example, QINLOCK, vimseltinib, and DCC-3116, their methods of use, related technologies, and other inventions that are important to our business. In addition to patent protection, we also rely on trade secrets to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection, including our proprietary switch-control kinase inhibitor platform. If we do not adequately obtain, maintain, protect, or enforce our intellectual property, third parties, including our competitors, may be able to erode or negate any competitive advantage we may have and market competition may increase, which could harm our business, reduce our potential revenues, and adversely affect our ability to achieve profitability.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
We currently lease a total of 82,346 rentable square feet of office space for our headquarters at 200 Smith Street, Waltham, Massachusetts (the Premises). The initial term of our leases at the Premises will expire in November 2029 unless terminated earlier in accordance with the terms of the leases and we are entitled to two five-year options to extend the leases. Our existing space is used primarily for our clinical development and operations, medical affairs, commercial, regulatory, business development, and administrative functions.
Additionally, we lease 50,320 square feet of laboratory, office, and storage space in Lawrence, Kansas, which is used primarily for discovery research, preclinical research and non-clinical functions. The initial term of the leases in Lawrence, Kansas will expire on December 31, 2030 unless terminated earlier in accordance with the terms of the lease and the Company is entitled to two five-year options to extend the leases. The described leased space in Lawrence, Kansas includes space for leases that are less than 12 months and leases which had not commenced under Accounting Standards Codification (ASC) Topic 842, Leases (ASC 842), as of December 31, 2021, and as a result, these leases are not reflected within the consolidated balance sheets. We expect these leases to commence in 2022.
We also lease 2,422 square feet of space in Zug, Switzerland for our European headquarters, to accommodate our needs for office space in supporting our European commercialization efforts. The lease terms for such space are less than 12 months.
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
Holders of Our Common Stock
As of January 31, 2022, there were approximately two holders of record of shares of our common stock. This number does not include stockholders for whom shares are held in "nominee" or "street" name.
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
Securities authorized for issuance under equity compensation plans
Information about our equity compensation plans will be included in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.
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
The following graph compares the performance of our common stock to the Nasdaq Composite Index and to the Nasdaq Biotechnology Index from September 28, 2017 (the first date that shares of our common stock were publicly traded) through December 31, 2021. The comparison assumes $100 was invested in our common stock and in each of the foregoing indices after the market closed on September 28, 2017, and it assumes reinvestment of dividends, if any. The stock price performance included in this graph is not necessarily indicative of future stock price performance.
ITEM 6.    RESERVED
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
Overview
We are a biopharmaceutical company focused on discovering, developing, and commercializing important new medicines to improve the lives of people with cancer. Leveraging our proprietary switch-control kinase inhibitor platform and deep expertise in kinase biology, we design kinase inhibitors to target the switch pocket region of the kinase with the goal of developing potentially transformative medicines. Through our patient-inspired approach, we seek to develop a broad portfolio of innovative medicines to improve treatment outcomes. QINLOCK, our switch-control kinase inhibitor, was engineered using our proprietary drug discovery platform and developed for the treatment of fourth-line GIST. QINLOCK is approved in Australia, Canada, China, the EU, Hong Kong, Switzerland, Taiwan, the U.S., and the U.K. for the treatment of fourth-line GIST. We wholly own QINLOCK and all of our drug candidates with the exception of a development and commercialization out-license agreement for QINLOCK in Greater China. In addition to QINLOCK, we have identified and advanced multiple product candidates from our platform into clinical studies, including vimseltinib and DCC-3116.
We are focused on the commercialization of QINLOCK for the treatment of fourth-line GIST in the U.S., where we believe that QINLOCK has been established as the standard of care. Following QINLOCK’s EC approval in fourth-line GIST in November 2021, we have decided to focus our direct commercial efforts on Germany and France. We have launched QINLOCK in Germany and plan to transition to a post-approval paid access program in France in the first half of 2022, subject to program approval by the HAS. We plan to provide access to QINLOCK to fourth-line GIST patients in additional European countries through other channels.

We have two additional clinical-stage assets, vimseltinib and DCC-3116. In January 2022, we announced that enrollment was underway in our Phase 3 MOTION study for vimseltinib, a CSF1R inhibitor, in patients with TGCT. Our Phase 1/2 study of vimseltinib in TGCT patients is ongoing and we expect to provide updated data in the second half of 2022. We are also advancing DCC-3116, our potential first-in-class drug candidate targeting the ULK kinase to inhibit autophagy. DCC-3116 is in the dose escalation phase of a Phase 1 study in patients with mutant RAS and RAF cancers, and we expect to provide initial Phase 1 dose escalation data, as well as additional preclinical data on DCC-3116, in 2022. Following and subject to the selection of a recommended Phase 2 dose of DCC-3116 from the monotherapy dose escalation portion of the Phase 1 study of DCC-3116, we plan to initiate the Phase 1 combination dose escalation cohorts with trametinib in 2022 and, subject to feedback from regulatory authorities, expand this study to add a combination with a mutant KRAS G12C inhibitor in non-small cell lung cancer patients. In addition, we intend to continue to explore preclinical combinations of DCC-3116 with other agents. Finally, we continue to invest in our next generation of research programs, which are designed to provide first-in-class or best-in-class treatments using our proprietary switch-control inhibitor platform. Our goal for 2022 is to nominate a development candidate for our pan-RAF research program, which targets inhibition of BRAF and CRAF kinases.
Restructuring
In November 2021, we announced a corporate restructuring intended to prioritize clinical development of select programs, streamline commercial operations, maintain a focus on discovery research, and extend our cash runway.
We intend to reduce expenses and extend our existing cash runway into 2024 through the following restructuring initiatives and prioritization of our pipeline:
•We implemented an organizational restructuring that resulted in a workforce reduction of approximately 35%, or approximately 140 positions. The restructuring affected U.S. employees across all areas of the organization including the QINLOCK commercial team, research and development, and general and administrative support functions.
•We remain focused on the commercialization of QINLOCK for the treatment of fourth-line GIST in the U.S. with a reduced commercial team. In Europe, we maintain a limited direct commercial presence that support the launch of QINLOCK in two key markets, Germany and France, and work to provide access to QINLOCK in additional European countries through other channels. Further clinical development of QINLOCK will be discontinued, including the Phase 1b/2 MEK combination study, which had been planned to start in the fourth quarter of 2021.
•We are prioritizing the clinical development of our vimseltinib and DCC-3116 programs, discontinuing the development of the rebastinib program, and continuing with a focused investment in our next generation of research programs, designed to provide first-in-class or best-in-class treatments for patients.
◦Vimseltinib: We initiated the Phase 3 MOTION study for vimseltinib, an orally administered, potent, and highly selective switch-control kinase inhibitor of CSF1R, for the treatment of TGCT in December 2021.
◦DCC-3116: We continue to advance the clinical development of DCC-3116, a potential first-in-class ULK kinase inhibitor designed to inhibit autophagy for the treatment of patients with advanced or metastatic tumors with a mutant RAS or RAF gene. DCC-3116 is currently being investigated as a single agent and in combination with trametinib in an ongoing Phase 1 study. We expect to present initial data from the dose escalation phase of the Phase 1 study in 2022. In addition to the ongoing Phase 1 study, we are actively exploring preclinical combinations of DCC-3116 with multiple additional targeted oncology agents with diverse mechanisms of action.
◦Rebastinib: We discontinued development of rebastinib, which was expected to enter a Phase 3 study in patients with platinum-resistant ovarian cancer in 2022.
◦Research: We intend to continue to invest in the development of new product candidates using our novel switch-control inhibitor approach.
As a result of the restructuring, we recognized a one-time charge in the fourth quarter of 2021 of approximately $26.2 million. This charge includes approximately $9.8 million of employee-related termination costs and approximately $16.4 million of discontinuation costs such as contract termination fees and non-cancellable commitments related to the rebastinib and ripretinib programs.

Our Drug and Drug Candidates
QINLOCK
QINLOCK, an orally administered kinase switch control inhibitor of the KIT and PDGFRA kinases, is approved in nine territories for the treatment of advance GIST.
Following the Phase 3 INVICTUS study of QINLOCK in fourth-line GIST which met its primary endpoint of improved PFS versus placebo, on May 15, 2020, QINLOCK was approved by the FDA for the treatment of adult patients with advanced GIST who have received prior treatment with three or more kinase inhibitors, including imatinib. In May 2020, we launched QINLOCK commercially in the U.S. In 2020, QINLOCK was also approved for the treatment of fourth-line GIST in Canada and Australia. In November 2020, we announced that we had entered into exclusive distribution agreements for QINLOCK in Canada, Israel, Australia, New Zealand, Singapore, Malaysia, and Brunei. In November 2021, we announced that the EC approved QINLOCK in the EU for the treatment of adult patients with GIST who have received prior treatment with three or more kinase inhibitors, including imatinib. The EC decision is applicable to all 27 EU member states plus Iceland, Norway, and Liechtenstein. In 2021, QINLOCK was also approved for the treatment of fourth-line GIST in Switzerland and the U.K.
In June 2019, we entered into the Zai License Agreement, pursuant to which we granted Zai exclusive rights to develop and commercialize QINLOCK, including certain follow-on compounds (the Licensed Products), in Greater China. In March and September 2021, the China NMPA and the Taiwan Food and Drug Administration, respectively, approved QINLOCK for the treatment of adult patients with advanced GIST who have received prior treatment with three or more kinase inhibitors, including imatinib. In March 2021, the Hong Kong Department of Health approved QINLOCK in Hong Kong for the treatment of adult patients with advanced GIST who have received prior treatment with imatinib, sunitinib, and regorafenib.
In November 2021, we announced top-line data from INTRIGUE, our Phase 3 study of QINLOCK for the treatment of second-line GIST. The INTRIGUE study did not meet the primary endpoint of improved PFS compared with the standard of care sunitinib. The study did not achieve the primary efficacy endpoint of PFS as determined by independent radiologic review using modified RECIST. The INTRIGUE Phase 3 clinical study is an interventional, randomized, global, multicenter, open-label study to evaluate the efficacy and safety of QINLOCK compared to sunitinib in patients with GIST previously treated with imatinib. In the study, 453 patients were randomized 1:1 to either QINLOCK 150 mg once daily or sunitinib 50 mg once daily for four weeks followed by two weeks without sunitinib.
We are focused on the commercialization of QINLOCK for the treatment of fourth-line GIST in the U.S., where we believe QINLOCK is the standard of care. Following QINLOCK’s EC approval in fourth-line GIST in November 2021, we have decided to focus our direct commercial efforts on Germany and France. We have launched QINLOCK in Germany and plan to transition to a post-approval paid access program in France in the first half of 2022, subject to program approval by the HAS. We plan to provide access to QINLOCK to fourth-line GIST patients in additional European countries through other channels. Further clinical development of QINLOCK has been discontinued.
Vimseltinib
Vimseltinib is an investigational, orally administered, potent, and highly-selective switch-control kinase inhibitor of the colony stimulating factor 1 receptor (CSF1R). We are currently studying vimseltinib in a pivotal Phase 3 study in patients with TGCT (MOTION study). The MOTION study is a two-part, randomized, double-blind, placebo-controlled study to assess the efficacy and safety of vimseltinib in patients with TGCT who are not amenable to surgery. In Part 1 of the study, eligible study participants will be assigned to receive either vimseltinib or matching placebo for 24 weeks. Participants assigned to placebo in Part 1 will have the option to receive vimseltinib for Part 2 of the study. Part 2 is a long-term treatment phase in which all participants will receive open-label vimseltinib. In January 2022, we announced that enrollment is currently underway in our Phase 3 MOTION study.
We are also conducting an international, multicenter, ongoing open-label Phase 1/2 study designed to evaluate the safety, efficacy, PK, and PD of vimseltinib in patients with solid tumors and TGCT. In September 2021, at the ESMO Congress 2021, we announced data from patients with TGCT in both the Phase 1 dose escalation portion of the study and from cohort A in the Phase 2 dose expansion portion of the study.
Cohort A includes TGCT patients with no prior anti-CSF1/CSF1R (previous therapy with imatinib or nilotinib is eligible) and cohort B includes patients with prior anti-CSF1/CSF1R (previous therapy with imatinib or nilotinib alone is not eligible). As GIST and TGCT have significant overlap in the key opinion leaders and treating physicians, we believe our QINLOCK commercial infrastructure provides a strong foundation for a potential vimseltinib product, if approved.

In November 2021, we also announced that vimseltinib had been granted fast track designation by the FDA for the treatment of patients with TGCT who are not amenable to surgery.
DCC-3116
DCC-3116 is a potential first-in-class investigational, orally administered, potent, and highly selective switch-control inhibitor of the ULK kinase. DCC-3116 is designed to inhibit autophagy, a key tumor survival mechanism in cancer cells, by inhibiting the ULK kinases, referred to collectively as ULK or ULK kinases, which have been shown to be the initiating factors that activate autophagy. We believe that DCC-3116, in combination with RTK/RAS/MAP kinase signaling pathway inhibition, has the potential to change the treatment of mutant RTK/RAS/RAF cancers, if approved.
DCC-3116 is being studied in a Phase 1 study designed to evaluate the safety, tolerability, clinical activity, PK, and PD of DCC-3116 as a single agent and in combination with trametinib, an FDA approved MEK inhibitor, in patients with advanced or metastatic tumors with a RAS or RAF mutation.
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
We are continuing to assess the long-term impact of COVID-19 on our business operations in an effort to mitigate interruption to our clinical programs, research efforts, commercialization of QINLOCK, and other business activities and to ensure the safety and well-being of our employees, as well as the physicians and patients participating in our clinical studies. COVID-19 infections continue to fluctuate in the U.S. and in many countries worldwide as local surges and new waves of infection continue to be reported, in particular as caused by new variants of the virus that causes COVID-19 and the lack of availability of effective vaccines in certain countries or regions, or failure to utilize available vaccines in other geographies. Although some of the restrictions aimed at minimizing the spread of COVID-19 have been and may from time to time be eased or lifted in the U.S. and other countries from the height of the pandemic, in response to local surges and waves of infection, including those caused by certain variants of the virus, some countries, states, and local governments have maintained or reinstituted these restrictions, or may reinstitute these restrictions from time to time, in response to rising rates of infection. In response to the COVID-19 pandemic, we have implemented precautionary measures to protect the health and safety of our employees, partners, and patients, including encouraging all employees, other than those engaged in laboratory research activities, to work-from-home, and requiring adherence to onsite occupancy limits and appropriate safety measures designed to comply with federal, state, and local guidelines. These safety measures may be eased, lifted, or reinstituted in accordance with updates to such guidelines.
Our ability to successfully commercialize and generate revenue from QINLOCK may be adversely affected by the impact of the COVID-19 pandemic. While restrictive safety measures are in place, limited hospital access for non-patients, including our sales personnel, social distancing requirements, and precautionary measures due to COVID-19 may impact the ability of our sales personnel to interact in-person with customers in the same manner as they did before the COVID-19 pandemic. In response, we have implemented a virtual sales model to supplement traditional means of customer engagement. Although some of these restrictions have been, and may continue to be lifted in certain healthcare institutions, the impact of prior and continued COVID-19 related safety measures, and the potential for reimposition of restrictions due to local surges and new waves of infection, including those caused by certain variants of the virus, may adversely affect the ability of our sales professionals to effectively market QINLOCK to physicians, which may have a negative impact on our sales and our market penetration. The persistence of the COVID-19 pandemic could also impact the patient treatment paradigm and how patients are diagnosed and monitored. In addition, in the U.S. we are utilizing various programs to help patients afford our products, including patient assistance programs for eligible patients. Market disruption and higher levels of unemployment caused by the COVID-19 pandemic may lead to increased utilization of our patient assistance programs, which could reduce revenues.

In addition, we continue to actively monitor risks associated with potential interruptions to our clinical studies due to the impact of COVID-19 and are in frequent communication with clinical study sites and contract research organizations (CROs). Some clinical trial sites have maintained or reinstituted restrictions on site visits by sponsors and CROs, initiation of new trials, patient visits, and new patient enrollment as a result of COVID-19. While all of our studies remain open for enrollment, we have provided guidance to our clinical trial sites that new patient enrollment may occur at sites where resources allow these patients to be safely enrolled and closely monitored and enrollment has slowed at, or has been or may in the future be temporarily paused for new patients in some sites. In addition, we continue to work closely with our study sites and CROs to allow for utilization of remote and local assessments, such as televisits, in accordance with FDA and EMA guidance, as well as to ensure availability of study drug for patients. While study activities are continuing in the clinical trials we have underway in sites across the globe, and although some of these restrictions have been, and may from time to time, be eased or lifted, we cannot guarantee that COVID-19 precautions, either now or in the future, or the impact of the pandemic, will not directly or indirectly affect the expected timelines for some of our clinical trials.
In light of the changing circumstances surrounding the COVID-19 pandemic, the operating environment remains fluid and uncertain, and the full significance of the impact of the COVID-19 outbreak on our business and the duration for which it may have an impact cannot be determined at this time.
Components of Our Results of Operations
Revenues
On May 15, 2020, QINLOCK was approved by the FDA for the treatment of adult patients with advanced GIST who have received prior treatment with three or more kinase inhibitors, including imatinib. Following FDA approval of QINLOCK, in May 2020, we commenced commercial sales of QINLOCK in the U.S. and began generating product revenue. We may generate revenue in the future from a combination of product sales or payments from collaboration, distribution, or any potential additional license agreements that we may enter into with third parties. We expect that our revenue in the foreseeable future will be derived primarily from sales of QINLOCK and, payments owed to us under the Zai License Agreement and Zai Supply Agreement we entered into in June 2019 and February 2020, respectively, including royalty revenues under the Zai License Agreement and revenues associated with the sales of commercial inventory to Zai under the Zai Supply Agreement following the approvals of QINLOCK in the PRC and Hong Kong in March 2021. We cannot provide assurance as to what extent we will generate revenue from the commercialization of QINLOCK or if, when, or to what extent we will generate revenue from the commercialization and sale of our drug candidates for which we may receive marketing approval, if any. Additionally, we cannot provide assurance as to the extent of future royalty payments, the timing of future milestone payments, or that we will achieve and receive any future milestone payments at all. We may never succeed in obtaining regulatory approval for any drug or drug candidate other than QINLOCK.
Product Revenues, Net
Following the FDA approval of QINLOCK in May 2020, we commenced commercial sales of QINLOCK in the U.S. and began generating product revenue. During the years ended December 31, 2021 and 2020, our only source of product revenues was from the sales of QINLOCK. Product revenues are recorded net of estimates of variable consideration. Please read Note 2, Summary of Significant Accounting Policies, of these consolidated financial statements included in this Form 10-K for further details of the reserves recorded for variable considerations.
Collaboration Revenues
For the years ended December 31, 2021, 2020, and 2019, collaboration revenues were associated with the Zai License Agreement and the Zai Supply Agreement, as applicable.
Zai License Agreement
Pursuant to the terms of the Zai License Agreement, we received an upfront cash payment of $20.0 million and three development milestone payments totaling $12.0 million and will be eligible to receive up to $173.0 million in potential development and commercial milestone payments, consisting of up to $38.0 million of development milestones and up to $135.0 million of commercial milestones. In addition, during the term of the Zai License Agreement, Zai will be obligated to pay us tiered percentage royalties ranging from low to high teens on annual net sales of the Licensed Products in the Territory, subject to adjustments in specified circumstances. Additionally, certain costs we incur associated with the Zai License Agreement are reimbursed by Zai.
During the second quarter of 2021, following the approvals of QINLOCK in the PRC and Hong Kong in March 2021, we began recognizing royalty revenues under the Zai License Agreement.

Zai Supply Agreement
Pursuant to the terms of the Zai Supply Agreement, costs incurred by us for external manufacturing services associated with the production of QINLOCK for use in the Territory for clinical trials and commercial inventory are reimbursed by Zai. During the second quarter of 2021, following the approvals of QINLOCK in the PRC and Hong Kong in March 2021, we began recognizing revenues associated with sales of commercial inventory of QINLOCK under the Zai Supply Agreement.
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
Cost of sales for newly launched products will not include the full cost of manufacturing until the initial pre-launch inventory is depleted, and additional inventory is manufactured and sold. The gross margin on sales of QINLOCK for the years ended December 31, 2021 and 2020 was enhanced by sales of the initial pre-launch inventory, and therefore, use of active pharmaceutical ingredients and components that were previously expensed as research and development expenses prior to the launch of QINLOCK, referred to as zero cost inventories. However, we do not expect that the cost of sales as a percentage of net sales of QINLOCK will increase significantly after we have sold all zero cost inventories and commenced the sales of inventories which will reflect the full cost of manufacturing.
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
•raising additional funds necessary to fund ongoing operations and capital expenditure requirements, including to complete clinical development of and commercialize any current or future drug candidates for which we receive approval;
•making arrangements with third-party manufacturers, or establishing manufacturing capabilities, for both clinical and commercial supplies of our drug and drug candidates;
•maintaining a continued acceptable safety profile of our products following approval.
•obtaining and maintaining patent, trade secret and other intellectual property protection, and regulatory exclusivity for our drug and drug candidates;
•protecting and enforcing our rights in our intellectual property portfolio;
•effectively competing with other therapies; and
•attracting additional licensees and/or collaborators or distributors with development, regulatory, and commercialization expertise.
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
Our direct research and development expenses are tracked on a program-by-program basis and consist primarily of external costs, such as fees paid to consultants, central laboratories, contractors, CMOs, and CROs in connection with our preclinical and clinical development activities. Additionally, during the year ended December 31, 2021, certain costs incurred in connection with our corporate restructuring were included in research and development expense. We do not allocate employee costs, costs associated with our proprietary switch-control kinase inhibitor platform technology or facility expenses, including depreciation or other indirect costs, to specific drug or drug candidate development programs because these costs are deployed across multiple drug or drug candidate development programs and, as such, are not separately classified.
Research and development activities are central to our business model. Drugs and drug candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect research and development expenses associated with vimseltinib and DCC-3116 will increase in 2022 as our drug and drug candidate development programs progress. However, we expect research and development expenses will decrease overall as compared to 2021 due to the cost reduction measures included in the corporate restructuring implemented in the fourth quarter of 2021. We do not believe that it is possible at this time to accurately project total program-specific expenses through commercialization. There are numerous factors associated with the successful commercialization of our drug and any of our drug candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. Additionally, future commercial and regulatory factors beyond our control will impact our clinical development programs and plans.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses consist primarily of salaries and related costs, including stock-based compensation, for personnel in executive, legal, finance, commercial, human resources, and administrative functions. Selling, general, and administrative expenses also include direct and allocated facility- and technology-related costs as well as professional fees for legal, patent, consulting, accounting, and audit services. Additionally, during the year ended December 31, 2021, certain costs incurred in connection with our corporate restructuring were included in selling, general, and administrative expenses.
We anticipate that our selling, general, and administrative expenses will decrease overall due to the cost reduction measures included in the corporate restructuring implemented in the fourth quarter of 2021, despite increased selling, general, and administrative expenses to be incurred related to the launch of QINLOCK in Germany and France in 2022. We also anticipate that we will continue to incur accounting, audit, legal, regulatory, compliance, and investor and public relations expenses associated with the business and continued operations as a public company.
Restructuring
We have made estimates and judgments regarding the amount and timing of our restructuring expense and liability, including current and future period termination benefits, pipeline program termination costs and other exit costs to be incurred when related actions take place. Restructuring charges are reflected in our consolidated statements of income within research and development expense and selling, general, and administrative expense. Actual results may differ from these estimates.

Other Income (Expense)
Interest and Other Income, net
Interest income consists of interest earned on our cash, cash equivalents, and marketable securities balances. Other income, net, consists of insignificant amounts of miscellaneous income and expenses unrelated to our core operations, including the impacts of foreign currency exchange differences.
Interest Expense
Interest expense for the year ended December 31, 2019 consisted of interest expense associated with a previously outstanding construction loan from a related party. The outstanding balance of the construction loan from a related party was repaid in December 2019, and there was therefore no interest expense during the years ended December 31, 2021 and 2020.
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
Since the Conversion in October 2017, we have not recorded any U.S. federal, state or foreign income tax benefits for either the net losses we have incurred or our earned research and orphan drug credits, due to the uncertainty of realizing a benefit from those items in the future. As of December 31, 2021, we had NOL carryforwards for federal income tax purposes of $870.9 million, of which $16.6 million begin to expire in 2037 and $854.3 million may be carried forward indefinitely but are subject to an 80% limitation. As of December 31, 2021, we had NOL carryforwards for state income tax purposes of $688.8 million, which begin to expire in 2035. We also had federal and state research and orphan drug credits of $36.6 million and $4.5 million, respectively, as of December 31, 2021, which begin to expire in 2037 and 2032, respectively. We also had foreign NOL carryforwards of $19.3 million as of December 31, 2021, which will begin to expire in 2026.
Critical Accounting Policies and Significant Judgments and Estimates
Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the U.S. (GAAP). The preparation of our consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and the disclosure of contingent assets and liabilities in our consolidated financial statements. We base our estimates on historical experience, known trends and events, and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.
While our significant accounting policies are described in more detail in Note 2, Summary of Significant Accounting Policies, of these consolidated financial statements included in this Form 10-K, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our consolidated financial statements.
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
Government rebates: Government rebates consist of Medicare, Tricare, Medicaid, and other governmental rebates. These reserves are recorded in the same period the related revenue is recognized. For Medicare, we also estimate the number of patients in the prescription drug coverage gap for whom we will owe a rebate under the Medicare Part D program.
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

Stock-Based Compensation
We measure all stock option awards granted to employees and directors based on the fair value on the date of the grant and recognize compensation expense of those awards over the requisite service period, which is generally the vesting period of the respective award. The straight-line method of expense recognition is applied to all awards with service-only conditions. We account for forfeitures as they occur.
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
Results of Operations
Comparison of the Years Ended December 31, 2021, 2020, and 2019
The following table summarizes our results of operations for the years ended December 31, 2021, 2020, and 2019:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Revenues:
Product revenues, net	$87,389	$39,461	$—
Collaboration revenues	8,759	2,626	25,000
Total revenues	96,148	42,087	25,000
Cost and operating expenses:
Cost of sales	2,932	225	—
Research and development	257,040	198,970	157,610
Selling, general, and administrative	136,253	114,082	68,116
Total cost and operating expenses	396,225	313,277	225,726
Loss from operations	(300,077)	(271,190)	(200,726)
Other income (expense):
Interest and other income, net	113	4,701	8,537
Interest expense	—	—	(67)
Total other income (expense), net	113	4,701	8,470
Net loss	$(299,964)	$(266,489)	$(192,256)
Revenues
Product Revenues, Net
During the years ended December 31, 2021 and 2020, our only source of product revenues was from the sales of QINLOCK, which commenced in the U.S. in May 2020 following the FDA approval of QINLOCK on May 15, 2020 and during 2020 and 2021 in certain other jurisdictions following regulatory approval or on a named patient basis.
During the years ended December 31, 2021 and 2020, net product revenues by geography consisted of the following:

	Year Ended December 31,
(in thousands)	2021	2020
U.S.	$81,476	$37,989
Rest of world	5,913	1,472
Total product revenues, net	$87,389	$39,461
For the year ended December 31, 2021 compared to the same period in 2020, net product revenues increased $47.9 million primarily due to full quarters of sales in the U.S. in the first and second quarters of 2021 compared to a partial quarter of sales in the U.S. in the second quarter of 2020 and increased sales volume in the U.S. during the third and fourth quarters of 2021 compared to the same periods in 2021 as we continued our commercialization efforts.
Collaboration Revenues
For the year ended December 31, 2021 compared to the same period in 2020, collaboration revenues increased $6.1 million primarily due to an increase in milestone revenues of $3.0 million and the commencement of royalty revenues under the Zai License Agreement as well as the commencement of revenues under the Zai Supply Agreement in the second quarter of 2021. The increase in milestone revenues was due to the recognition of a $5.0 million development milestone in the first quarter of 2021 associated with the approval of QINLOCK for the treatment of adult patients with advanced GIST who have received prior treatment with three or more kinase inhibitors, including imatinib, by the China NMPA in March 2021, compared to the recognition of a $2.0 million development milestone in the second quarter of 2020. Following the approvals of QINLOCK in the PRC and Hong Kong in March 2021, we began recognizing revenues associated with the sales of commercial inventory of QINLOCK under the Zai Supply Agreement and began recognizing royalty revenues under the Zai License Agreement. The first sales of commercial inventory under the Zai Supply Agreement and first royalty revenues under the Zai License Agreement were recognized during the second quarter of 2021.
For the year ended December 31, 2020 compared to the same period in 2019, collaboration revenues decreased $22.4 million, primarily due to the recognition of up-front and development milestone payments of $20.0 million and $5.0 million, respectively, associated with the Zai License Agreement, entered into in June 2019, in the second quarter of 2019 as compared to the recognition of a $2.0 million development milestone payment associated with the Zai License Agreement in the second quarter of 2020. The decrease in up-front and milestone payments were partially offset by revenues recognized associated with external manufacturing services for clinical trial use under the Zai Supply Agreement and reimbursements for services provided under the Zai License Agreement during the year ended December 31, 2020.
Cost of Sales
We began incurring costs of product sales during the year ended December 31, 2020 upon commencing the commercialization of QINLOCK in the U.S. We began incurring costs of collaboration sales during the year ended December 31, 2021 upon commencing sales of commercial inventory of QINLOCK under the Zai Supply Agreement.
During the years ended December 31, 2021 and 2020, cost of sales by type consisted of the following:

	Year Ended December 31,
(in thousands)	2021	2020
Cost of product sales	$1,305	$225
Cost of collaboration sales	1,627	—
Total cost of sales	$2,932	$225
For the year ended December 31, 2021 compared to the same period in 2020, cost of sales increased $2.7 million primarily due to the costs of commercial inventory of QINLOCK sold under the Zai Supply Agreement, which began in the second quarter of 2021, as well as increased product sales of QINLOCK driven by full quarters of sales in U.S. in the first and second quarters of 2021 compared to a partial quarter of sales in the U.S. in the second quarter of 2020 and increased sales volume in the U.S. during the third and fourth quarters of 2021 compared to the same periods in 2020. During the year ended December 31, 2021, cost of sales also included a charge of less than $0.1 million for inventory written down as a result of excess, obsolescence, unmarketability, or other reasons. Cost of sales associated with product sales of QINLOCK was primarily related to the sales of zero cost inventories, which consisted of packaging, labeling, shipping, and distribution costs. As a result, the full costs of manufacturing QINLOCK inventory are not included in cost of sales during the years ended December 31, 2021 and 2020.

Prior to receiving FDA approval for QINLOCK in May 2020, we manufactured inventory to be sold and recorded approximately $6.0 million related to this inventory build-up as research and development expense. During the years ended December 31, 2020 and 2019, we recorded approximately $1.0 million and $5.0 million, respectively, of such costs related to the build-up of this inventory as research and development expense. We did not record any such costs related to the build-up of this inventory as research and development expense during the year ended December 31, 2021.
Utilizing the actual direct costs to manufacture QINLOCK prior to receiving FDA approval, had the previously expensed inventory been capitalized and recognized when sold, the total cost of sales with these manufacturing costs included for the year ended December 31, 2021 would have increased by approximately $1.9 million and $0.6 million in the prior year comparative period.
We do not expect our cost of sales for QINLOCK to increase significantly as a percentage of net sales in future periods as we continue to produce inventory for future sales, which will reflect the full cost of manufacturing, and then sell such inventory. We expect to continue to sell the zero cost inventories of QINLOCK in the U.S. during 2022.
Operating Expenses

Research and Development Expenses
QINLOCK
For the year ended December 31, 2021 compared to the same period in 2020, research and development expenses related to QINLOCK decreased primarily as a result of decreased clinical trial expenses of $9.5 million and decreased manufacturing expenses of $3.5 million, partially offset by restructuring charges incurred in the fourth quarter of 2021 of $10.9 million related to the termination of agreements and the discontinuation of the Phase 1b/2 MEKi combination study. Clinical trial expenses for QINLOCK decreased primarily as a result of decreased expenses associated with INTRIGUE, which we initiated in December 2018 and for which we announced "top-line" results in November 2021, and INVICTUS, which we initiated in January 2018 and for which announced top-line results in August 2019. Manufacturing expenses for the QINLOCK program decreased primarily as a result of activities to support drug requirements for commercialization during the months prior to commencing capitalization of inventory following the FDA approval of QINLOCK on May 15, 2020.
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
Vimseltinib
For the year ended December 31, 2021 compared to the same period in 2020, expenses related to our vimseltinib program increased primarily as a result of increases in clinical trial expenses of $7.8 million and manufacturing costs of $4.2 million. Clinical trial expenses increased primarily due to start-up activities associated with our Phase 3 study of vimseltinib in patients with TGCT, MOTION, which we initiated in the fourth quarter of 2021, increased activities associated with our ongoing Phase 1/2 study of vimseltinib to assess the safety, efficacy, pharmacokinetics, and pharmacodynamics in patients with TGCT, and increased clinical pharmacology study activities. Manufacturing costs for the vimseltinib program increased as a result of increased activities to support clinical trials.
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
Rebastinib
For the year ended December 31, 2021 compared to the same period in 2020, expenses related to our rebastinib program primarily increased as a result of restructuring charges incurred in the fourth quarter of 2021 of $5.5 million due to the decision to discontinue the rebastinib program and an increase in manufacturing costs of $1.1 million, partially offset by decreases in clinical trial expenses of $3.9 million. The increase in manufacturing costs is primarily due to manufacturing completed in advance of performing late stage development and registration readiness activities for the drug candidate as it was moving towards a potential pivotal trial in 2022 prior to discontinuation of the program in the fourth quarter of 2021 The decrease in clinical trial expenses was primarily associated with our Phase 1b/2 trial of rebastinib in combination with paclitaxel due to the completion of enrollment of multiple cohorts in the trial, including completion of enrollment in Part 2, Stage 2 of both the endometrial and platinum-resistant ovarian cancer cohorts, as announced in February 2021.
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

DCC-3116
For the year ended December 31, 2021 compared to the same period in 2020, expenses related to our DCC-3116 program changed as we completed preclinical studies, submitted our IND, and initiated our first clinical trial for DCC-3116 in the second quarter of 2021. For the year ended December 31, 2021 compared to the same period in 2020, the changes in expenses resulted in increases in clinical trial expenses of $2.0 million and manufacturing costs of $1.1 million associated with our Phase 1 study of DCC-3116, partially offset by decreased preclinical activities, including IND-enabling studies, of $1.8 million.
For the year ended December 31, 2020 compared to the same period in 2019, expenses related to our DCC-3116 program increased primarily as a result of an increase in preclinical activities of $1.4 million, including IND-enabling studies, associated with a full year of activities for this drug candidate, which we announced as an addition to our pipeline in June 2019, and increased manufacturing costs of $1.1 million to support our Phase 1 study of DCC-3116, which was initiated in the second quarter of 2021.
Preclinical
For the year ended December 31, 2021 compared to the same period in 2020, the increase in preclinical costs of $8.6 million, were primarily due to a $4.0 million upfront payment to Sprint to in-license our preclinical program VPS34, pursuant to the Sprint Agreement during the third quarter of 2021 in addition to increased activities for our early-stage drug research programs. For further details on the Sprint Agreement, please read Note 11, In-License Agreement, to the consolidated financial statements included in this Form 10-K.
For the year ended December 31, 2020 compared to the same period in 2019, the increase in preclinical costs was primarily due to increased costs of $3.3 million in connection with increased activities for our early-stage drug research programs.
Unallocated expenses
For the year ended December 31, 2021 compared to the same period in 2020, the increase in unallocated research and development expenses was related to personnel-related costs and other research and development costs. The increase in personnel-related costs was primarily due to an increase in headcount and stock-based compensation expense in our research and development functions as well as restructuring expense of $5.9 million. Personnel-related costs for the years ended December 31, 2021 and 2020 included stock-based compensation expense of $20.7 million and $17.4 million, respectively. The increase in stock-based compensation expense was primarily related to headcount increases, a higher value of our common stock in the first half of 2021 resulting in increased valuations of share-based awards granted to our employees, partially offset by $1.9 million of expenses related to the achievement of vesting events associated with performance-based restricted stock units during the year ended December 31, 2020. The increase in other research and development costs was primarily due to increased costs for temporary staffing of $3.6 million to support our research and development functions as well as $3.1 million of other development and manufacturing costs that support multiple clinical and early-stage research programs.
For the year ended December 31, 2020 compared to the same period in 2019, the increase in unallocated research and development expenses was related to personnel-related costs and other research and development costs. The increase in personnel-related costs was primarily due to an increase in headcount and stock-based compensation expense in our research and development functions. Personnel-related costs for the years ended December 31, 2020 and 2019 included stock-based compensation expense of $17.4 million and $7.9 million, respectively. The increase in stock-based compensation expense was primarily related to headcount increases, a higher value of our common stock resulting in increased valuations of share-based awards granted to our employees, and $1.9 million of expenses related to the achievement of vesting events associated with performance-based restricted stock units during the year ended December 31, 2020. The increase in other research and development costs is primarily due to increased costs for temporary staffing of $2.5 million to support our research and development functions.
We expect research and development expenses associated with vimseltinib and DCC-3116 will increase in 2022 as we continue to invest in the development of these programs. However, we expect research and development expenses will decrease overall as compared to 2021 due to the cost reduction measures included in the corporate restructuring implemented in the fourth quarter of 2021.
Selling, General, and Administrative Expenses
For the year ended December 31, 2021 compared to the same period in 2020, the increase in selling, general, and administrative expenses was primarily associated with personnel-related costs and professional and consultant fees. For the year ended December 31, 2021 compared to the same period in 2020, the increases in personnel-related costs, including increases in stock-based compensation of $5.7 million, were primarily a result of increases in headcount in our selling, general, and administrative functions as well as restructuring expense of $4.0 million. The increases in professional and consultant fees were primarily due to an increase in various advisory and temporary staffing fees, including those related to establishing a direct commercial infrastructure and commercialization preparedness in Germany and France to support the launch of QINLOCK in Europe.
For the year ended December 31, 2020 compared to the same period in 2019, the increase in selling, general, and administrative expenses was related to personnel-related costs, professional and consultant fees, and other selling, general, and administrative costs. The increase in personnel-related costs was primarily a result of an increase in headcount and an increase in stock-based compensation expense in our selling, general, and administrative functions. Personnel-related costs for the years ended December 31, 2020 and 2019 included stock-based compensation expense of $19.7 million and $12.5 million, respectively. The increase in stock-based compensation expense was primarily related to an increase in headcount and a higher value of our common stock resulting in increased valuations of share-based awards granted to our employees, partially offset by the modification of stock options pursuant to the transition agreement with our former President and Chief Executive Officer resulting in $2.4 million of expenses during the year ended December 31, 2019. The increase in professional and consultant fees was primarily due to an increase in various advisory fees, including those related to commercialization preparedness and the launch of QINLOCK. The increase in other selling, general, and administrative costs was primarily due to a full year of expenses, including those related to rent and depreciation expenses, associated with our new headquarters (the Premises) that commenced in October 2019 (the Initial Space) and rent, depreciation, and moving expenses associated with our lease at the Premises that commenced in July 2020 (the Additional Space) as well as technology-related costs to support the growth of the business. For additional information on our leases at the Premises, please read Note 7, Leases, to the consolidated financial statements included in this Form 10-K.
We anticipate that our selling, general, and administrative expenses will decrease overall due to the cost reduction measures included in the corporate restructuring implemented in the fourth quarter of 2021, despite increased selling, general, and administrative expenses to be incurred related to the launch of QINLOCK in Germany and France in 2022.
Interest and Other Income, Net
For the year ended December 31, 2021 compared to the same period in 2020, the decrease in interest and other income, net, was primarily due to decreases in interest income earned on our cash equivalents and marketable securities associated with our decrease in marketable securities and holdings of lower yield investments during the year ended December 31, 2021.
For the year ended December 31, 2020 compared to the same period in 2019, the decrease in interest and other income, net, was primarily due to decreases in interest income earned on our cash equivalents and marketable securities associated with our holdings of lower yield investments during the year ended December 31, 2020.
Inflation
Inflation generally affects us by increasing our cost of labor. We do not believe that inflation had a material effect on our business, financial condition, or results of operations during the years ended December 31, 2021, 2020, and 2019.
Liquidity and Capital Resources
Since our inception in 2003, we have focused substantially all of our efforts and financial resources on organizing and staffing our company, business planning, raising capital, developing product and technology rights, conducting research and development activities for our drug candidates, building a commercial and marketing organization, and commercializing our first approved product, QINLOCK. Our only product approved for sale is QINLOCK, and we have not generated sufficient revenues to result in a profit.
As a result, we have incurred significant operating losses since our inception. We have generated limited revenue to date primarily from our product sales and under our Zai License Agreement and Zai Supply Agreement. On May 15, 2020, QINLOCK was approved by the FDA for the treatment of adult patients with advanced GIST who have received prior treatment with three or more kinase inhibitors, including imatinib. Following the FDA approval of QINLOCK, in May 2020, we commenced commercial sales of QINLOCK in the U.S. and began generating product revenue. During the years ended December 31, 2021 and 2020, our product revenues were primarily derived from sales of QINLOCK in the U.S. We have also entered into exclusive distributor arrangements to facilitate product sales of QINLOCK in select geographies where we do not currently intend to distribute QINLOCK on our own. During the second quarter of 2021, following the approvals of QINLOCK in the PRC and Hong Kong in March 2021, we also began to recognize royalty revenues under the Zai License Agreement. However, we cannot provide assurance as to what extent we will generate revenue from the commercialization of QINLOCK by us or our partners. We do not expect to generate revenue from sales of any drug candidates in the near future, if at all, unless and until we obtain marketing approval for, and begin to sell, such drug candidates. We may never generate revenues that are significant enough to achieve profitability.
On October 2, 2017, we completed the IPO of our common stock. Since October 2017, we have primarily supported our operations by completing public issuances of our common stock through our IPO, subsequent follow-on offerings, and an Open Market Sale Agreement℠ (the Sales Agreement) with Jefferies LLC (Jefferies). Through such issuances, we have sold and issued 29,669,386 shares of our common stock resulting in net proceeds of $956.5 million after deducting commissions and other offering expenses.
In August 2020, we entered into the Sales Agreement with Jefferies, pursuant to which we may issue and sell shares of our common stock having aggregate offering proceeds of up to $200.0 million (the Shares) from time to time through Jefferies as our sales agent. Upon delivery of a placement notice and subject to the terms and conditions of the Sales Agreement, Jefferies may sell the Shares by any method permitted by law deemed to be an "at the market offering" as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. We may sell the Shares in amounts and at times to be determined by us from time to time subject to the terms and conditions of the Sales Agreement, but we have no obligation to sell any Shares under the Sales Agreement. We or Jefferies may suspend or terminate the offering of Shares upon notice to the other party and subject to other conditions. As of December 31, 2021, there was $172.5 million available for future issuance under the Sales Agreement.
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
3.Information presented above represents the total number of shares of our common stock issued, and total net proceeds from issuances of shares of our common stock, pursuant to the Sales Agreement through December 31, 2021. Shares issued pursuant to the Sales Agreement were sold on multiple days at varying prices.
Cash Flows
As of December 31, 2021, our principal sources of liquidity were cash, cash equivalents, and marketable securities of $327.6 million, which consisted of cash, money market funds, U.S. government securities, commercial paper, corporate debt securities, and certificates of deposit. The primary objectives of our investment activities are to preserve principal, provide liquidity, and maximize income without significantly increasing risk. Given the nature of these investments, we believe that the market for these instruments is not illiquid.

The following table summarizes our sources and uses of cash and cash equivalents for each of the periods presented:

	December 31,
(in thousands)	2021	2020	2019
Net cash flows used in operating activities	$(240,824)	$(239,683)	$(149,296)
Net cash flows provided by (used in) investing activities	176,848	28,459	(460,522)
Net cash flows provided by financing activities	14,890	226,801	436,374
Net (decrease) increase in cash and cash equivalents	$(49,086)	$15,577	$(173,444)
Operating Activities
During the year ended December 31, 2021 compared to the same period in 2020, net cash used in operating activities increased $1.1 million, primarily resulting from an increase in our net loss of $33.5 million and increases in net cash outflows related to changes in our operating assets and liabilities of $14.7 million, partially offset by increases in net non-cash charges of $17.7 million. Net non-cash charges increased primarily due to an increase in share-based compensation of $8.9 million. The increase in net cash flows related to changes in our operating assets and liabilities were generally due to the timing of vendor invoicing and payments and settlement of accounts receivable.
During the year ended December 31, 2020 compared to the same period in 2019, net cash used in operating activities increased $90.4 million, primarily resulting from an increase in our net loss of $74.2 million and increases in net cash outflows related to changes in our operating assets and liabilities of $38.6 million, partially offset by increases in non-cash charges of $22.5 million. The increase in net cash outflows related to changes in our operating assets and liabilities was primarily due to an increase in accounts receivable of $13.9 million and an increase in inventory of $3.2 million. The increases in accounts receivable and inventory were primarily associated with sales of QINLOCK and the commencement of the capitalization of QINLOCK inventory, respectively, following the FDA approval of QINLOCK in May 2020. Other net cash outflows related to changes in our operating assets and liabilities were generally due to the timing of vendor invoicing and payments. Net non-cash charges increased primarily due to an increase in share-based compensation of $16.7 million.
Investing Activities
During the year ended December 31, 2021 compared to the same period in 2020, net cash flows provided by investing activities increased $148.4 million, primarily resulting from a decrease in purchases of marketable securities, partially offset by a decrease in proceeds from sales and maturities of marketable securities and a $4.0 million upfront payment to Sprint pursuant to the Sprint Agreement during the third quarter of 2021. For further details on the Sprint Agreement, please read Note 11, In-License Agreement, to the consolidated financial statements included in this Form 10-K.
During the year ended December 31, 2020 compared to the same period in 2019, net cash flows provided by investing activities increased $489.0 million, resulting from an increase in proceeds from sales and maturities of marketable securities of $770.1 million, partially offset by an increase in purchases of marketable securities of $279.6 million. The increase in net sales and maturities of marketable securities was partially offset by increases in our restricted investments of $1.2 million, which was made up of a $1.0 million increase to the letter of credit for our leases at the Premises associated with the commencement of the Additional Space and a $0.6 million increase to our Company credit card limit to support the growth of our business during the year ended December 31, 2020 compared to an increase of $0.4 million to secure a Company credit card during the same period in 2019, and an increase in purchases of property and equipment of $0.4 million primarily associated with moving into the Additional Space.
Financing Activities
During the year ended December 31, 2021 compared to the same period in 2020, net cash flows provided by financing activities decreased $211.9 million, primarily resulting from a decrease in net proceeds from offerings of our common stock of $197.9 million and a decrease in proceeds from stock option exercises and employee stock purchase plan activity of $14.0 million. Net of underwriting discounts and commissions and other offering costs, the decrease in proceeds from our offerings was due to our issuance in February 2020 of $188.4 million and our issuances in the fourth quarter of 2020 under the Sales Agreement of $17.9 million as compared to our issuances under the Sales Agreement during the year ended December 31, 2021 of $8.5 million.
During the year ended December 31, 2020 compared to the same period in 2019, net cash flows provided by financing activities decreased $209.6 million, primarily resulting from a decrease in net proceeds from public offerings of our common stock of $225.2 million, partially offset by an increase in proceeds from the exercise of stock options and employee stock purchase plans of $14.5 million, which was primarily due to increased stock option exercises associated with vesting of increased share-based awards as a result of headcount growth, and a $1.3 million decrease in repayments associated with a previous note payable to a related party, which was not outstanding during the year ended December 31, 2020 due to the early repayment of the outstanding balance of the note payable to a related party in December 2019. Net of underwriting discounts and commissions and other offering costs, the decrease in proceeds from our public offerings was due our issuance in the third quarter of 2019 of $431.8 million as compared to our issuance in February 2020 of $188.4 million and our issuance in the fourth quarter of 2020 under the Sales Agreement of $17.9 million.
Funding Requirements
Our ability to generate product revenues sufficient to achieve profitability will depend heavily on the successful commercialization of QINLOCK and the development and eventual commercialization of one or more of our drug candidates. Our net loss was $300.0 million, $266.5 million, and $192.3 million for the years ended December 31, 2021, 2020, and 2019, respectively. As of December 31, 2021, we had an accumulated deficit of $1.1 billion. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We expect that our expenses and capital requirements will continue in connection with our ongoing activities, particularly as we:
•continue to commercialize QINLOCK in the U.S., and continue to build our global commercial capability as we actively prepare to bring QINLOCK to eligible patients around the world, including in key European markets;
•continue with our ongoing and planned clinical programs for vimseltinib as a potential single agent therapy for the treatment of TGCT;
•develop DCC-3116, our ULK kinase inhibitor, for the potential treatment of mutant RAS or RAF cancers;
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
•maintain, expand, protect, and enforce our intellectual property portfolio; and
•maintain our operational, financial, and management systems and personnel, including to support our clinical development and commercialization efforts and our operations as a public company, including international operations in key European markets and other potential geographies.
As we continue to seek regulatory approval for our drug candidates, we expect to incur significant expenses related to our ongoing clinical development efforts and activities related to maintaining and expanding our internal commercialization capability to support product sales, marketing, and distribution except to the extent we enter into a commercialization partnership that covers such expenses. Further, we expect to continue to incur costs associated with operating as a public company.
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
Because of the numerous risks and uncertainties associated with pharmaceutical product development and commercialization, we are unable to accurately predict the timing or amount of expenses and capital requirements or when or if we will be able to achieve or maintain profitability. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to further reduce or terminate our operations. The timing and amount of our operating expenditures will depend largely on:
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
•the costs and timing of commercialization activities, including product manufacturing, marketing, sales, and distribution, for QINLOCK, including our commercial launch of QINLOCK in key European markets, and any of our drug candidates for which we obtain marketing approval;
•the legal and patent costs involved in prosecuting patent applications and enforcing patent claims and other intellectual property claims; and
•the terms and timing of any collaboration, license, distribution, or other arrangement, including the terms and timing of any upfront, milestone, and/or royalty payments thereunder.
We believe that our cash, cash equivalents, and marketable securities as of December 31, 2021 of $327.6 million, together with anticipated product, royalty, and supply revenues, but excluding any potential future milestone payments under our collaboration or license agreements will enable us to fund our operating expenses and capital expenditure requirements into 2024. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.
Contractual and Other Obligations
We have entered into arrangements that contractually obligate us to make payments that will affect our liquidity and cash flows in future periods. Such arrangements include those related to our lease commitments and commercial supply agreements.
Lease Commitments
Our lease commitments reflect payments due for our lease agreements for office space at the Premises that expire in November 2029, laboratory, office, and storage space in Lawrence, Kansas under lease agreements that expire in December 2030, and office space in key European markets to support European commercialization which have terms of less than 12 months. As of December 31, 2021, our contractual commitments for our leases were $40.3 million, which will be paid over the term of such leases. The amount of lease commitments reflects payments due for leases in Lawrence, Kansas that had not commenced under Accounting Standards Codification (ASC) Topic 842, Leases (ASC 842), as of December 31, 2021, and as a result, these leases are not reflected within the consolidated balance sheets. We expect these leases to commence in 2022. For additional information on our leases and timing of future payments, please read Note 7, Leases, to the consolidated financial statements included in this Form 10-K.
Commercial Supply Agreements
We have entered into commercial supply agreements related to the supply of QINLOCK that require us to make binding forecasts for a certain amount of purchases. The related cancellation clauses would as a general matter require us to pay the full amount of these binding forecasts. As of December 31, 2021, our contractual commitments for such obligations were $15.5 million, of which $14.5 million are expected to be paid within one year.

Other Obligations
We enter into contracts in the normal course of business with various third parties for clinical trials, preclinical research studies, and testing, manufacturing, and other services and products for operating purposes. These contracts provide for termination upon notice. Payments due upon cancellation generally consist only of payments for services provided or expenses incurred, including non-cancellable obligations of our service providers, up to the date of cancellation. These payments have not been included separately within these contractual and other obligations disclosures.
Recently Issued and Adopted Accounting Pronouncements
A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements included in this Form 10-K.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our cash, cash equivalents, and marketable securities as of December 31, 2021 consisted of cash, money market funds, U.S. government securities, commercial paper, corporate debt securities, and certificates of deposit. The primary objectives of our investment activities are to preserve principal, provide liquidity, and maximize income without significantly increasing risk. We have policies requiring us to invest in high-quality issuers, limit our exposure to any individual issuer, and ensure adequate liquidity. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of interest rates. Because of the general short-term nature of the instruments in our portfolio, we believe that a sudden change in market interest rates would not be expected to have a material impact on our financial position or results of operations. A potential change in fair value for interest rate sensitive instruments, which include marketable securities, has been assessed on a hypothetical 100 basis point adverse movement across all maturities. As of December 31, 2021 and 2020, we estimate that such hypothetical 100 basis point adverse movement would result in a hypothetical loss in fair value of approximately $2.4 million and $4.3 million, respectively, to our interest rate sensitive instruments.
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

ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
DECIPHERA PHARMACEUTICALS, INC.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Deciphera Pharmaceuticals, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Deciphera Pharmaceuticals, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive loss, of shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Accrued External Research and Development Expenses
As described in Notes 2 and 8 to the consolidated financial statements, the Company has entered into various research and development contracts with research institutions and other companies both inside and outside of the U.S. Management records accruals for estimated ongoing research costs. Within accrued expenses and other current liabilities, management has accrued $32.6 million of external research and development expenses as of December 31, 2021. When evaluating the adequacy of the accrued liabilities, management analyzes progress of the studies or trials, including the phase or completion of events, invoices received, and contracted costs. As disclosed by management, this process involves reviewing open contracts and purchase orders, communicating with applicable personnel to identify services that have been performed, and estimating the associated cost incurred for the services when the Company has not yet been invoiced or otherwise notified of actual costs. Significant judgments and estimates are made in determining the accrued balances at the end of the reporting period.
The principal considerations for our determination that performing procedures relating to accrued external research and development expenses is a critical audit matter are the significant judgment by management in developing the estimate of costs incurred, which in turn led to a high degree of auditor judgment and effort in performing procedures to evaluate management’s estimate of the cost incurred for the research and development activities and in evaluating the audit evidence obtained for these accrued external research and development expenses.
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
February 8, 2022
We have served as the Company’s auditor since 2009.

DECIPHERA PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$87,063	$135,897
Short-term marketable securities	198,571	416,033
Accounts receivable, net	20,595	13,896
Inventory	14,125	5,716
Prepaid expenses and other current assets	18,660	12,489
Total current assets	339,014	584,031
Long-term marketable securities	41,950	9,375
Long-term investments—restricted	3,110	3,102
Property and equipment, net	8,610	9,583
Operating lease assets	36,800	36,341
Total assets	$429,484	$642,432
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$13,130	$12,308
Accrued expenses and other current liabilities	80,773	55,227
Operating lease liabilities	2,870	2,457
Total current liabilities	96,773	69,992
Operating lease liabilities, net of current portion	27,991	28,764
Total liabilities	124,764	98,756
Commitments and contingencies (Note 16)
Stockholders' equity:
Preferred stock, $0.01 par value per share; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value per share; 125,000,000 shares authorized; 58,549,644 shares and 57,596,144 shares issued and outstanding as of December 31, 2021 and 2020, respectively	585	576
Additional paid-in capital	1,358,516	1,297,557
Accumulated other comprehensive income	51	11
Accumulated deficit	(1,054,432)	(754,468)
Total stockholders' equity	304,720	543,676
Total liabilities and stockholders' equity	$429,484	$642,432
The accompanying notes are an integral part of these consolidated financial statements.

DECIPHERA PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2021	2020	2019
Revenues:
Product revenues, net	$87,389	$39,461	$—
Collaboration revenues	8,759	2,626	25,000
Total revenues	96,148	42,087	25,000
Cost and operating expenses:
Cost of sales	2,932	225	—
Research and development	257,040	198,970	157,610
Selling, general, and administrative	136,253	114,082	68,116
Total cost and operating expenses	396,225	313,277	225,726
Loss from operations	(300,077)	(271,190)	(200,726)
Other income (expense):
Interest and other income, net	113	4,701	8,537
Interest expense	—	—	(67)
Total other income (expense), net	113	4,701	8,470
Net loss	$(299,964)	$(266,489)	$(192,256)

Net loss per share—basic and diluted	$(5.16)	$(4.78)	$(4.48)
Weighted average common shares outstanding—basic and diluted	58,084,325	55,780,982	42,869,058

Comprehensive loss:
Net loss	$(299,964)	$(266,489)	$(192,256)
Other comprehensive income (loss):
Unrealized gains (losses) on marketable securities	(278)	(100)	111
Currency translation adjustment	318	—	—
Total other comprehensive income (loss)	40	(100)	111
Total comprehensive loss	$(299,924)	$(266,589)	$(192,145)
The accompanying notes are an integral part of these consolidated financial statements.

DECIPHERA PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share amounts)

	Common Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2018	37,676,760	$377	$575,327	$—	$(295,723)	$279,981
Issuance of common stock sold in public offering, net of underwriting discounts, commissions, and offering costs	12,432,431	124	431,656	—	—	431,780
Issuance of common stock under stock option and incentive plan	1,508,448	15	6,426	—	—	6,441
Stock-based compensation expense	—	—	20,410	—	—	20,410
Other comprehensive income	—	—	—	111	—	111
Net loss	—	—	—	—	(192,256)	(192,256)
Balance, December 31, 2019	51,617,639	516	1,033,819	111	(487,979)	546,467
Issuance of common stock sold in public offering, net of underwriting discounts, commissions, and offering costs	3,953,365	40	206,236	—	—	206,276
Issuance of common stock under stock option and incentive and employee stock purchase plans	2,025,140	20	20,365	—	—	20,385
Stock-based compensation expense	—	—	37,137	—	—	37,137
Other comprehensive loss	—	—	—	(100)	—	(100)
Net loss	—	—	—	—	(266,489)	(266,489)
Balance, December 31, 2020	57,596,144	576	1,297,557	11	(754,468)	543,676
Issuance of common stock sold, net of underwriting discounts, commissions, and offering costs	172,094	2	8,547	—	—	8,549
Issuance of common stock under stock option and incentive and employee stock purchase plans	781,406	7	6,334	—	—	6,341
Stock-based compensation expense	—	—	46,078	—	—	46,078
Other comprehensive income	—	—	—	40	—	40
Net loss	—	—	—	—	(299,964)	(299,964)
Balance, December 31, 2021	58,549,644	$585	$1,358,516	$51	$(1,054,432)	$304,720
The accompanying notes are an integral part of these consolidated financial statements.

DECIPHERA PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net loss	$(299,964)	$(266,489)	$(192,256)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	46,078	37,137	20,410
Depreciation expense	3,014	2,305	830
Noncash lease expense	3,446	2,834	958
Acquired in-process research and development	4,000	—	—
Gain on disposal of equipment	—	(7)	—
Net accretion of discounts on marketable securities	1,782	(1,611)	(3,999)
Changes in operating assets and liabilities:
Accounts receivable	(6,699)	(13,896)	—
Inventory	(10,155)	(3,241)	—
Prepaid expenses and other current assets	(7,934)	(1,772)	(10,321)
Accounts payable	833	(7,533)	10,862
Accrued expenses and other current liabilities	27,285	13,923	24,189
Operating lease liabilities	(2,510)	(1,333)	(319)
Other long-term liabilities	—	—	350
Net cash flows used in operating activities	(240,824)	(239,683)	(149,296)
Cash flows from investing activities:
Purchases of marketable securities	(335,375)	(1,096,769)	(817,142)
Maturities of marketable securities	468,587	627,913	261,216
Sales of marketable securities	49,613	504,216	100,780
Purchases of property and equipment	(1,970)	(5,316)	(4,935)
Proceeds from sale of equipment	—	7	—
Acquired in-process research and development	(4,000)	—	—
Increase in restricted investments	(7)	(1,592)	(441)
Net cash flows provided by (used in) investing activities	176,848	28,459	(460,522)
Cash flows from financing activities:
Proceeds from offerings of common stock, net of underwriting discounts and commissions	8,589	207,231	432,400
Repayment of notes payable to related party	—	—	(1,294)
Payments of public offering costs	(40)	(815)	(620)
Proceeds from stock option exercises and employee stock purchase plan	6,341	20,385	5,888
Net cash flows provided by financing activities	14,890	226,801	436,374
Net (decrease) increase in cash and cash equivalents	(49,086)	15,577	(173,444)
Effect of exchange rate changes on cash and cash equivalents	252	—	—
Cash and cash equivalents at beginning of period	135,897	120,320	293,764
Cash and cash equivalents at end of period	$87,063	$135,897	$120,320
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—	$67
Addition of operating lease asset included in accrued expenses and other current liabilities	$—	$—	$562
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses and other current liabilities	$71	$239	$661
Unsettled exercise of stock options	$—	$—	$553
The accompanying notes are an integral part of these consolidated financial statements.

DECIPHERA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Nature of the Business and Basis of Presentation
Deciphera Pharmaceuticals, Inc. (the Company) is a biopharmaceutical company focused on discovering, developing, and commercializing important new medicines to improve the lives of people with cancer. Leveraging its proprietary switch-control kinase inhibitor platform and deep expertise in kinase biology, the Company designs kinase inhibitors to target the switch pocket region of the kinase with the goal of developing potentially transformative medicines. Through its patient-inspired approach, the Company seeks to develop a broad portfolio of innovative medicines to improve treatment outcomes. QINLOCK is the Company's switch-control kinase inhibitor, was engineered using its proprietary drug discovery platform and developed for the treatment of fourth-line GIST. QINLOCK is approved in Australia, Canada, China, the European Union (EU), Hong Kong, Switzerland, Taiwan, the United States (U.S.), and the United Kingdom (U.K.) for the treatment of fourth-line GIST. The Company wholly owns QINLOCK and all of its drug candidates with the exception of a development and commercialization out-license agreement for QINLOCK in Greater China. In addition to QINLOCK, the Company has identified and advanced multiple product candidates from its platform into clinical studies, including vimseltinib and DCC-3116.
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
In August 2020, the Company entered into an Open Market Sale Agreement℠ (the Sales Agreement) with Jefferies LLC (Jefferies), pursuant to which the Company may issue and sell shares of its common stock having aggregate offering proceeds of up to $200.0 million (the Shares) from time to time through Jefferies as its sales agent. Upon delivery of a placement notice and subject to the terms and conditions of the Sales Agreement, Jefferies may sell the Shares by any method permitted by law deemed to be an "at the market offering" as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. The Company may sell the Shares in amounts and at times to be determined by the Company from time to time subject to the terms and conditions of the Sales Agreement, but it has no obligation to sell any Shares under the Sales Agreement. The Company or Jefferies may suspend or terminate the offering of Shares upon notice to the other party and subject to other conditions. During the years ended December 31, 2021 and 2020, the Company issued 172,094 shares resulting in net proceeds of $8.5 million and 294,275 shares resulting in net proceeds of $17.9 million, respectively, after deducting commissions and other offering expenses under the Sales Agreement. As of December 31, 2021, there was up to $172.5 million available for future issuance under the Sales Agreement.
The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities, and commitments in the ordinary course of business. Since inception, the Company has incurred recurring losses including net losses of $300.0 million, $266.5 million, and $192.3 million for the years ended December 31, 2021, 2020, and 2019, respectively. As of December 31, 2021, the Company had an accumulated deficit of $1.1 billion. The Company expects to continue to generate operating losses for the foreseeable future. The Company expects that its cash, cash equivalents, and marketable securities of $327.6 million as of December 31, 2021 will be sufficient to fund its operating expenses and capital expenditure requirements through at least 12 months from the issuance date of these consolidated financial statements. The future viability of the Company is dependent on its ability to raise additional capital to fund its operations.
The Company will need to obtain substantial additional funding in connection with continuing operations. If the Company is unable to raise capital when needed, or on attractive terms, it could be forced to delay, reduce, or further terminate its research or drug development programs or certain commercialization efforts. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all.
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
Segment Information
The Company manages its operations, and the Company's chief operating decision maker views the Company's business, as a single segment for the purposes of making decisions on how to allocate resources and assessing performance. The Company's singular focus is discovering, developing, and delivering important new medicines to improve the lives of people with cancer by tackling key mechanisms of drug resistance that limit the rate and/or durability of response to existing cancer therapies. The Company operates in the U.S. and Europe. All of the Company's long-lived assets reside in the U.S.
Revenues
The Company recognizes revenue when its customer obtains control of promised goods or services in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price, including variable consideration, if any; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the

Company satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration to which it is entitled in exchange for the goods or services it transfers to the customer.
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
Government rebates: Government rebates consist of Medicare, Tricare, Medicaid, and other governmental rebates. These reserves are recorded in the same period the related revenue is recognized. For Medicare, the Company also estimates the number of patients in the prescription drug coverage gap for whom it will owe a rebate under the Medicare Part D program.
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
Collaboration Revenues
In June 2019, the Company entered into a License Agreement (the Zai License Agreement) with an affiliate of Zai Lab (Shanghai) Co., Ltd. (Zai), pursuant to which the Company granted Zai exclusive rights to develop and commercialize QINLOCK, including certain follow-on compounds (the Licensed Products), in Greater China (the Territory). In February 2020, the Company entered into a Supply Agreement (the Zai Supply Agreement), as required by terms in the Zai License Agreement, pursuant to which the Company supplies the Licensed Products to Zai for use in the Territory for commercial inventory and clinical trials. Subject to the Zai Supply Agreement, costs incurred by the Company for external manufacturing services are reimbursed by Zai.
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
For additional information on the Zai License Agreement and Zai Supply Agreement, please read Note 3, Revenues, to these consolidated financial statements.
Cash Equivalents
The Company considers all highly liquid investments with original maturities of 90 days or less at the date of purchase to be cash equivalents.
Marketable Securities
Marketable securities consist of investments with original maturities greater than 90 days at the date of purchase. As of December 31, 2021 and 2020, the Company's marketable securities were comprised of debt securities, commercial paper, U.S. government securities and the Company considers its marketable securities portfolio to be available-for-sale.
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
A credit loss is estimated by considering available information relevant to the collectability of the security and information about past events, current conditions, and reasonable and supportable forecasts. Any credit loss is recorded as a charge to other income (expense), net, not to exceed the amount of the unrealized loss. Unrealized losses other than the credit loss are recognized in accumulated other comprehensive income (loss). When determining whether a credit loss exists, the Company considers several factors, including whether the Company has the intent to sell the security or whether it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis. If the Company has an intent to sell, or if it is more likely than not that the Company will be required to sell a debt security in an unrealized loss position before recovery of its amortized cost basis, the Company will write down the security to its fair value and record the corresponding charge as a component of other income (expense), net. No declines in value were deemed to be credit losses during the years ended December 31, 2021 or 2020 or other than temporary during the year ended December 31, 2019.
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
The Company is dependent on third-party manufacturers to supply products for commercial and research and development activities associated with its drug and drug candidates, as applicable. In particular, the Company relies and expects to continue to rely on a small number of manufacturers to supply it with its requirements for the active pharmaceutical ingredients and formulated drugs related to the Company's drug and drug candidate activities. These activities, including the commercialization of QINLOCK, could be adversely affected by a significant interruption in the supply of active pharmaceutical ingredients and formulated drugs.
Accounts Receivable
Accounts receivable arise from product sales and amounts due from the Company's collaboration partner and have standard payment terms that generally require payment within 30 to 90 days. The amount from product sales represents amounts due from specialty distributors and specialty pharmacies, which are recorded net of reserves for customer chargebacks, trade discounts and allowances, and other incentives to the extent such amounts are payable to the customer by the Company. The Company monitors economic conditions to identify facts or circumstances that may indicate that its receivables are at risk of collection. The Company provides reserves against accounts receivable for estimated losses, if any, that may result from a customer's inability to pay based on the composition of its accounts receivable, current economic conditions, and historical credit loss activity. Amounts determined to be uncollectible are charged or written-off against the reserve. During the years ended December 31, 2021 and 2020, the Company did not record any expected credit losses related to outstanding accounts receivable.

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

The Company has made an accounting policy election to not recognize short-term leases, or leases that have a lease term of 12 months or less at commencement date, within its consolidated balance sheets and to recognize those lease payments in the consolidated statements of operations and comprehensive loss on a straight-line basis over the lease term.
Impairment of Long-Lived Assets
Long-lived assets consist of property, equipment, and operating lease assets. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets or asset group may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset group for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset group to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset group are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset group over its fair value, determined based on discounted cash flows. The Company did not record any impairment losses on long-lived assets during the years ended December 31, 2021, 2020, or 2019.
Acquired In-Process Research and Development (IPR&D)
Acquired IPR&D represents the value assigned to research and development assets that have not reached technological feasibility. Upon the acquisition of IPR&D, the Company completes an assessment of whether the acquisition constitutes the purchase of a single asset or group of assets. The Company considers multiple factors in this assessment, including the nature of the technology acquired, the presence or absence of separate cash flows, the development process and stage of completion, quantitative significance, and the Company's rationale for entering into the transaction.
If the Company acquires a business as defined under applicable accounting standards, then the acquired IPR&D is capitalized as an intangible asset on the consolidated balance sheets and recorded at fair value. If the Company acquires an asset or group of assets that do not meet the definition of a business under applicable accounting standards, then the acquired IPR&D is expensed as research and development in the consolidated statements of operations and comprehensive loss on its acquisition date. Future costs to develop these assets are recorded to research and development expense as they are incurred until such time that the asset or group of assets reaches technological feasibility, if ever.
Research and Development Costs
Research and development costs are expensed as incurred. Research and development expenses are comprised of costs incurred in performing research and development activities, including salaries, stock-based compensation and benefits, facility- and technology-related costs, depreciation, manufacturing expenses, external costs of outside vendors engaged to conduct preclinical development activities and trials, and upfront fees paid to third-parties associated with acquired IPR&D that has not reached technological feasibility. Prior to initial regulatory approval, the Company expenses costs relating to the production of inventory for the Company's drug and drug candidates as research and development expenses within the Company's consolidated statements of operations and comprehensive loss in the period incurred, unless the Company believes regulatory approval and subsequent commercialization of the drug candidate is probable and the Company expects the future economic benefit from sales of the drug to be realized.
Advance payments for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses within the Company's consolidated balance sheets. The prepaid amounts are expensed as the related goods are delivered or the services are performed.
Research Contract Costs and Accruals
The Company has entered into various research and development contracts with research institutions and other companies. These agreements are generally cancellable, and related payments are recorded as research and development expenses as incurred. The Company records accruals for estimated ongoing research costs. When evaluating the adequacy of the accrued liabilities, the Company analyzes progress of the studies or trials, including the phase or completion of events, invoices received, and contracted costs. Significant judgments and estimates are made in determining the accrued balances at the end of any reporting period. Actual results could differ from the Company's estimates. The Company's historical accrual estimates have not been materially different from the actual costs.

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
Comprehensive Loss and Accumulated Other Comprehensive Income (Loss)
Comprehensive loss includes net loss as well as other changes in stockholders' equity (deficit) that result from transactions and economic events other than those with shareholders. For the year ended December 31, 2021, the Company's other comprehensive income (loss) consisted of foreign currency translation adjustments and unrealized gains (losses) on marketable securities. For the years ended December 31, 2020 and 2019, the Company's other comprehensive income (loss) consisted of unrealized gains (losses) on marketable securities.
As of December 31, 2021, accumulated other comprehensive income (loss) primarily consisted of foreign currency translation adjustments and unrealized gains (losses) on marketable securities. As of December 31, 2020, accumulated other comprehensive income (loss) consisted of unrealized gains (losses) on marketable securities.
Net Loss per Share
Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding for the years ended December 31, 2021, 2020, and 2019. Diluted net income (loss) per share is computed by dividing the diluted net income (loss) by the weighted average number of common shares, including potential dilutive common shares assuming the dilutive effect of outstanding stock options and unvested restricted common stock, as determined using the treasury stock method. For periods in which the Company has reported net losses, diluted net loss per common share is the same as basic net loss per common share, since dilutive common shares are not assumed to have been issued if their effect is antidilutive.
3. Revenues
Net Product Revenues
To date, the Company's only source of product revenues has been from the sales of QINLOCK, which began in May 2020, following the approval of QINLOCK by the FDA on May 15, 2020 for the treatment of adult patients with advanced GIST who have received prior treatment with three or more kinase inhibitors, including imatinib, and during 2020 and 2021 in certain other jurisdictions following regulatory approval or on a named patient basis.
Net product revenues by geography consisted of the following:

	Year Ended December 31,
(in thousands)	2021	2020	2019
U.S.	$81,476	$37,989	$—
Rest of world	5,913	1,472	—
Total product revenues, net	$87,389	$39,461	$—
The Company primarily sells QINLOCK through specialty distributors and specialty pharmacies. The Company recognized revenues from three customers accounting for 57%, 18%, and 10% of gross product revenues for the year ended December 31, 2021, and 57%, 24%, and 10% of gross product revenues for the year ended December 31, 2020, respectively. As of December 31, 2021, two customers individually accounted for approximately 46% and 30% of accounts receivable associated with the Company's product sales, as compared to 59% and 20% as of December 31, 2020, respectively.
Activity in each of the product revenue allowance and reserve categories is summarized as follows:

(in thousands)	Trade discounts and allowances	Chargebacks and administrative fees	Government rebates and other incentives	Returns	Total
Balance as of December 31, 2020	$152	$264	$2,433	$532	$3,381
Provision related to sales in the current year	2,522	4,367	8,279	2,013	17,181
Adjustments related to prior period sales	85	57	(418)	(395)	(671)
Credits and payments made during the period	(2,492)	(4,194)	(2,431)	(1,333)	(10,450)
Balance as of December 31, 2021	$267	$494	$7,863	$817	$9,441
The total reserves described above are summarized as components of the Company's consolidated balance sheets as follows:

(in thousands)	December 31, 2021	December 31, 2020
Reduction of accounts receivable, net	$719	$363
Component of accrued expenses and other current liabilities	8,722	3,018
Total revenue-related reserves	$9,441	$3,381
Collaboration Revenues
Zai License Agreement
In June 2019, the Company entered into the Zai License Agreement, pursuant to which the Company granted Zai exclusive rights to develop and commercialize the Licensed Products in the Territory. The Company retains exclusive rights to, among other things, develop, manufacture, and commercialize the Licensed Products outside the Territory.

Pursuant to the terms of the Zai License Agreement, the Company received an upfront cash payment of $20.0 million and three development milestone payments totaling $12.0 million and will be eligible to receive up to $173.0 million in potential development and commercial milestone payments, consisting of up to $38.0 million of development milestones and up to $135.0 million of commercial milestones. In addition, during the term of the Zai License Agreement, Zai will be obligated to pay the Company tiered percentage royalties ranging from low to high teens on annual net sales of the Licensed Products in the Territory, subject to adjustments in specified circumstances. Additionally, certain costs incurred by the Company associated with the Zai License Agreement are reimbursed by Zai.
During the year ended December 31, 2021, revenues recognized under the Zai License Agreement included the achievement of a $5.0 million development milestone in the first quarter of 2021 associated with the approval of QINLOCK for the treatment of adult patients with advanced GIST who have received prior treatment with three or more kinase inhibitors, including imatinib, by the China NMPA in March 2021. Additionally, during the second quarter of 2021, following the approvals of QINLOCK in the PRC and Hong Kong in March 2021, the Company began recognizing royalty revenues under the Zai License Agreement.
During the year ended December 31, 2020, revenues recognized under the Zai License Agreement included the achievement of a $2.0 million development milestone in the second quarter of 2020.
During the year ended December 31, 2019, revenues recognized under the Zai License Agreement included the $20.0 million upfront payment and a $5.0 million INTRIGUE study-related development milestone payment, which the Company believed to be probable of achievement in the second quarter of 2019 and was achieved in July 2019.
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
The Company determined that the upfront payment of $20.0 million and the $5.0 million INTRIGUE study-related development milestone were probable of achievement and that a significant reversal of cumulative revenue would not occur upon resolution of the uncertainty, and constitutes the consideration to be included in the transaction price as of the commencement of the arrangement. The transaction price, totaling $25.0 million, was allocated to the one performance obligation, which was satisfied at a point in time upon delivery of the license in June 2019, and therefore the Company recognized license revenue in the full amount of the transaction price during the second quarter of 2019. Additionally, in the second quarter of 2020 and first quarter of 2021, the Company determined that the $2.0 million and $5.0 million development milestones, respectively, were probable of achievement and that a significant reversal of cumulative revenue would not occur upon resolution of the uncertainty, and constitute consideration to be included in the transaction price of the arrangement. The remaining potential milestone payments that the Company is eligible to receive were excluded from the transaction price and were fully constrained based on the probability of achievement. The Company will reevaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and if necessary, the Company will adjust its estimate of the transaction price. Because the performance obligation has been satisfied, any additions to the transaction price would be fully recognized in the period.
The Company assessed the Zai License Agreement to determine whether a significant financing component exists and concluded that a significant financing component does not exist.
Zai Supply Agreement
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

4. Marketable Securities and Fair Value Measurements
The following tables present marketable securities by contractual maturity and security type:

As of December 31, 2021 (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Due within one year:
Commercial paper	$105,433	$1	$(44)	$105,390
Corporate debt securities	61,721	—	(70)	61,651
Certificates of deposit	23,528	1	(7)	23,522
U.S. government securities	8,008	—	—	8,008
Due after one year through five years:
Corporate debt securities	37,003	—	(129)	36,874
U.S. government securities	5,094	—	(18)	5,076
Total	$240,787	$2	$(268)	$240,521

As of December 31, 2020 (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Due within one year:
U.S. government securities	$298,335	$49	$(1)	$298,383
Commercial paper	62,037	9	(15)	62,031
Corporate debt securities	38,309	—	(34)	38,275
Certificates of deposit	17,344	1	(1)	17,344
Due after one year through five years:
U.S. government securities	9,370	5	—	9,375
Total	$425,395	$64	$(51)	$425,408

The following tables present information about the Company's financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

As of December 31, 2021 (in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$—	$47,800	$—	$47,800
U.S. government securities	—	—	—	—
Marketable securities:
U.S. government securities	—	13,084	—	13,084
Commercial paper	—	105,390	—	105,390
Corporate debt securities	—	98,525	—	98,525
Certificates of deposit	—	23,522	—	23,522
Total	$—	$288,321	$—	$288,321

As of December 31, 2020 (in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$—	$46,676	$—	$46,676
Certificates of deposit	—	30,000	—	30,000
Marketable securities:
U.S. government securities	—	307,758	—	307,758
Commercial paper	—	62,031	—	62,031
Corporate debt securities	—	38,275	—	38,275
Certificates of deposit	—	17,344	—	17,344
Total	$—	$502,084	$—	$502,084

The tables above exclude certificates of deposit of $3.1 million as of both December 31, 2021 and 2020 that the Company held to secure a letter of credit associated with its leases and to secure a credit card account. The certificates of deposit are measured at carrying value in the consolidated balance sheets in long-term investments—restricted and approximate fair value. For additional information on the letter of credit associated with the Company's leases, please read Note 7, Leases, to these consolidated financial statements.
The fair value of Level 2 instruments classified as cash equivalents and marketable securities were determined through third-party pricing services. The pricing services use many observable market inputs to determine value, including reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates, and other industry and economic events. The Company performs validation procedures to ensure the reasonableness of this data. The Company performs its own review of prices received from the independent pricing services by comparing these prices to other sources. After completing the validation procedures, the Company did not adjust or override any fair value measurements provided by the pricing services as of December 31, 2021 and 2020.
5. Inventory
The Company commenced the capitalization of QINLOCK inventory in May 2020 upon receiving FDA approval of QINLOCK.
Capitalized inventory consisted of the following:

(in thousands)	December 31, 2021	December 31, 2020
Raw materials	$4,721	$1,352
Work in process	7,925	4,142
Finished goods	1,479	222
Total inventory	$14,125	$5,716
Inventory written down as a result of excess, obsolescence, unmarketability, or other reasons is charged to cost of sales, and totaled less than $0.1 million during the year ended December 31, 2021. There were no inventory amounts written down and charged to cost of sales during the year ended December 31, 2020.
6. Property and Equipment, Net
Property and equipment, net consisted of the following:

	December 31,
(in thousands)	2021	2020
Laboratory equipment	$5,297	$3,631
Computer equipment	4,843	4,795
Furniture and fixtures	3,424	3,187
Leasehold improvements	2,055	1,895
Construction in progress	127	197
Total cost	15,746	13,705
Less: Accumulated depreciation	(7,136)	(4,122)
Total property and equipment, net	$8,610	$9,583
Depreciation expense was $3.0 million, $2.3 million, and $0.8 million for the years ended December 31, 2021, 2020, and 2019, respectively.
7. Leases
The Company leases real estate, including office and laboratory space.
In May 2018, the Company entered into a lease for office space (the Initial Space) at 200 Smith Street in Waltham, Massachusetts (the Premises). The initial term of the lease expires in November 2029, unless terminated earlier in accordance with the terms of the lease. The Company is entitled to two five-year options to extend. The initial annual base rent is approximately $2.0 million and will increase annually for a total of $22.4 million over the lease term. In October 2019, the lease for the Initial Space commenced and resulted in the addition of an operating lease asset of $21.2 million and corresponding lease liability of $17.0 million in the fourth quarter of 2019. The Premises became the Company's new headquarters in October 2019.
In April 2019, the Company amended its lease for office space at the Premises to add an additional 38,003 square feet of space (the Additional Space) for a total of 82,346 square feet of space. The initial term of the lease for the Additional Space will expire in November 2029 unless terminated earlier in accordance with the terms of the lease and the Company is entitled to two five-year options to extend the lease. The initial annual base rent for the Additional Space is approximately $1.9 million and will increase annually for a total of $18.2 million over the lease term. In July 2020, the lease for the Additional Space commenced and resulted in the addition of an operating lease asset of $16.5 million and a corresponding lease liability of $13.5 million in the third quarter of 2020.
The Company is required to maintain a letter of credit associated with its leases at the Premises. The balances of the Company's certificate of deposit associated with the letter of credit for its leases at the Premises of $2.1 million as of both December 31, 2021 and 2020 were classified as long-term investment—restricted in the consolidated balance sheets. The Company increased the letter of credit and associated certificate of deposit by $1.0 million pursuant to the terms of the lease agreement for the Additional Space during the fourth quarter of 2020.
In August 2020, the Company amended and restated its real estate leases primarily for office and laboratory space in Lawrence, Kansas (the 2020 Lawrence Lease Agreements). The initial term of the 2020 Lawrence Lease Agreements will expire on December 31, 2030 unless terminated earlier in accordance with the terms of the lease and the Company is entitled to two five-year options to extend the leases. The 2020 Lawrence Lease Agreements modified a previously existing operating lease which resulted in an additional operating lease asset of $1.4 million and a corresponding lease liability of $1.4 million during the third quarter of 2020. Further, new leases associated with the 2020 Lawrence Lease Agreements commenced under ASC 842 during the first and fourth quarters of 2021 resulting in the additions of operating lease assets of $0.5 million and $3.4 million and corresponding lease liabilities of $0.5 million and $1.7 million, respectively. The Company expects that an additional new operating lease associated with additional lease space included in the 2020 Lawrence Lease Agreements will commence in 2022.
The Company's leases contain options to extend the lease terms; however, these extensions were not included in the operating lease assets and lease liabilities recorded on the consolidated balance sheets as they were not reasonably certain of being exercised.
During the years ended December 31, 2021, 2020, and 2019 the Company was subject to certain lease agreements with terms of less than 12 months to accommodate short-term or temporary needs and its office space needs to support commercialization efforts in key European markets. The expenses associated with such lease agreements are included in short-term lease costs for the years ended December 31, 2021, 2020, and 2019, as applicable.
The Company's leases require the Company to pay for its share of certain operating expenses, taxes, and other expenses based on actual costs incurred and therefore, as the amounts are variable in nature, are expensed in the period incurred and included in variable lease costs for the years ended December 31, 2021, 2020, and 2019. Payment escalations specified in the leases are recognized on a straight-line basis over the lease terms.
All of the Company's leases qualify as operating leases. The following table summarizes the presentation of the Company's operating leases in the consolidated balance sheet:

	December 31,
(in thousands)	2021	2020
Operating lease assets	$36,800	$36,341

Current operating lease liabilities	$2,870	$2,457
Operating lease liabilities, net of current portion	27,991	28,764
Total operating lease liabilities	$30,861	$31,221

The components of lease expense were as follows:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Operating lease cost	$5,178	$4,167	$1,223
Short-term lease cost	357	354	520
Variable lease cost	1,225	461	427
Total lease expense	$6,760	$4,982	$2,170
Future annual minimum lease payments under operating leases are as follows:

(in thousands)	As of December 31, 2021
2022	$4,518
2023	4,601
2024	4,683
2025	4,765
2026	4,848
Thereafter	15,136
Total future minimum lease payments	38,551
Less: imputed interest	(7,690)
Total operating lease liabilities	$30,861
The weighted-average remaining lease term and weighted-average discount rate of the Company's operating leases are as follows:

	As of December 31,
	2021	2020
Weighted-average remaining lease term in years	8.02	8.97
Weighted-average discount rate	5.57%	5.60%
Supplemental disclosure of cash flow information related to the Company's operating leases included in cash flows used in operating activities in the consolidated statement of cash flows were as follows:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Cash paid for amounts included in the measurement of operating lease liabilities	$4,243	$2,666	$532
Operating lease liabilities arising from obtaining operating lease assets	$2,150	$14,902	$17,144
8. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	December 31,
(in thousands)	2021	2020
External research and development expenses	$32,619	$31,259
Restructuring reserve	20,790	—
Payroll and related expenses	11,945	17,255
Revenue-related reserves	8,722	3,018
Professional fees	5,626	3,306
Other	1,071	389
Total accrued expenses and other current liabilities	$80,773	$55,227

9. Shareholders' Equity
Undesignated Preferred Stock
The Company's board of directors has the authority, without further action by its stockholders, to issue up to 5,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. These rights, preferences and privileges could include dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting, or the designation of, such series, any or all of which may be greater than the rights of common stock. The issuance of preferred stock could adversely affect the voting power of holders of common stock and the likelihood that such holders will receive dividend payments and payments upon the Company's liquidation. In addition, the issuance of preferred stock could have the effect of delaying, deferring or preventing a change in control of the Company or other corporate action. There are no shares of preferred stock outstanding as of the date of this Annual Report on Form 10-K.
Common Stock
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
In August 2020, the Company entered into the Sales Agreement with Jefferies, pursuant to which the Company may issue and sell shares of its common stock in "at-the-market" offerings having aggregate offering proceeds of up to $200.0 million from time to time through Jefferies as its sales agent. During the years ended December 31, 2021 and 2020, the Company issued 172,094 shares resulting in net proceeds of $8.5 million and 294,275 shares resulting in net proceeds of $17.9 million, respectively, under the Sales Agreement. As of December 31, 2021, there was up to $172.5 million available for future issuance under the Sales Agreement. For additional information on the Sales Agreement, please read Note 1, Nature of the Business and Basis of Presentation, to these consolidated financial statements.
10. Stock-Based Awards
2017 Equity Incentive Plan
The Company's 2017 Stock Option and Incentive Plan (the 2017 Plan) provides for the grant of equity-based incentive awards. The number of shares initially reserved for issuance of awards under the 2017 Plan was 2,655,831 shares of common stock and may be increased by the number of shares under the 2015 Equity Incentive Plan (the 2015 Plan) and the 2017 Plan that are forfeited, cancelled, repurchased by the Company, or otherwise surrendered. The 2017 Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning on January 1, 2018, by 4% of the outstanding number of shares of our common stock on the immediately preceding December 31, or such lesser number of shares as determined by the Compensation Committee of the Company's Board of Directors. As of December 31, 2021, 615,131 remained available for issuance under the 2017 Plan. The number of shares reserved for issuance under the 2017 Plan was increased by 2,341,985 shares effective January 1, 2022.
Inducement Plan
In January 2022, the Company adopted the Inducement Plan pursuant to which the Company reserved 800,000 shares of common stock to be used exclusively for grants of equity-based awards to individuals who were not previously employees or directors of the Company, as an inducement material to the individual’s entry into employment with the Company within the meaning of Rule 5635(c)(4) of the Marketplace Rules of the Nasdaq Stock Market, Inc. The Inducement Plan provides for the grant of equity-based awards in the form of nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, unrestricted stock awards, and dividend equivalent rights. The Inducement Plan was adopted by the

Company without stockholder approval pursuant to Rule 5635(c)(4) of the Marketplace Rules of the Nasdaq Stock Market, Inc. To date, there have been no grants made pursuant to the Inducement Plan.
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
2017 Employee Stock Purchase Plan
The 2017 Employee Stock Purchase Plan (the ESPP) initially reserved and authorized the issuance of up to 306,750 shares of common stock to participating employees. The ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2018 and each January 1 thereafter through January 1, 2027, by the least of (i) 1% of the outstanding number of shares of common stock on the immediately preceding December 31; (ii) 400,000; shares or (iii) such number of shares as determined by the ESPP administrator. As of December 31, 2021, 1,681,188 remained available for issuance under the ESPP Plan. The number of shares reserved for issuance under the ESPP was increased by 400,000 shares effective January 1, 2022.
The purchase price of common stock under the ESPP is equal to 85% of the lesser of (i) the fair market value per share of the common stock on the first business day of an offering period and (ii) the fair market value per share of the common stock on the purchase date. The fair value of the discounted purchases made under the ESPP is calculated using the Black-Scholes option-pricing model, which is described in further detail within the "Stock Option Valuation" section below, on the date of the first day of the offering period. The fair value of the look-back provision plus the 15% discount is recognized as stock-based compensation expense in the consolidated statements of operations and comprehensive loss over the 6-month purchase period. Employees began participating in the ESPP program during the first offering period of the ESPP program in the second quarter of 2020. There were 90,947 and 37,298 shares of common stock issued under the ESPP during the years ended December 31, 2021 and 2020, respectively.
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

The assumptions that the Company used to determine the fair value of options granted to employees and directors were as follows, presented on a weighted average basis:

	Year Ended December 31,
	2021	2020	2019
Risk-free interest rate	1.0%	1.2%	2.2%
Expected term (in years)	5.8	6.1	6.2
Expected volatility	77.8%	77.2%	74.5%
Expected dividend yield	0%	0%	0%
The following table summarizes the Company's option activity from January 1, 2021 to December 31, 2021:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2020	5,712,339	$29.53
Granted	2,877,170	$26.80
Exercised	(577,605)	$8.17
Forfeited/Expired	(572,396)	$40.49
Outstanding as of December 31, 2021	7,439,508	$29.28	7.86	$3,891
Options vested and expected to vest as of December 31, 2021	7,439,508	$29.28	7.86	$3,891
Options exercisable as of December 31, 2021	3,599,498	$29.06	6.65	$3,103
The aggregate intrinsic value of options is calculated as the difference between the exercise price of the options and the fair value of the Company's common shares for those options that had exercise prices lower than the fair value of the Company's common shares. The aggregate intrinsic value of options exercised during the years ended December 31, 2021, 2020, and 2019 was $15.7 million, $86.0 million, and $53.2 million, respectively.
The weighted average grant-date fair value per share of options granted during the years ended December 31, 2021, 2020, and 2019 was $17.95, $36.71, and $19.22, respectively.
Restricted Stock Units
The 2017 Plan provides for the award of restricted stock units. During the years ended December 31, 2021, 2020, and 2019, the Company granted restricted stock units to employees that were subject to time-based vesting conditions that lapse between one year and four years from date of grant, assuming continued employment.
From time to time, the Company may grant restricted stock units that are subject to performance-based vesting conditions. The Company granted no performance-based restricted units in 2021 or 2020. As of December 31, 2021 and 2020, there were no unvested performance-based restricted units.
All restricted stock units currently granted have been classified as equity instruments as their terms require settlement in shares. Restricted stock units with time-based and performance-based vesting conditions are valued on the grant date using the grant date market price of the underlying shares.

The table below summarizes the Company's time-based restricted stock unit activity from January 1, 2021 to December 31, 2021:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2020	438,625	$49.28
Granted	1,341,899	$31.12
Vested	(112,854)	$48.48
Forfeited	(129,938)	$46.95
Unvested at December 31, 2021	1,537,732	$33.68
The fair value of time-based restricted stock units that vested during the years ended December 31, 2021, 2020, and 2019 were $4.7 million, $2.3 million, and $0.5 million respectively.
Stock-Based Compensation Expense
Stock-based compensation expense was classified in the statements of operations and comprehensive loss as follows:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Research and development	$20,698	$17,443	$7,934
Selling, general, and administrative	25,380	19,694	12,476
Total stock-based compensation	$46,078	$37,137	$20,410
The following table summarizes share-based compensation expense associated with each of our share-based compensation arrangements:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Stock options	$36,263	$29,925	$19,328
Time-based restricted stock units	9,047	4,424	1,082
Performance-based restricted stock units	—	1,907	—
Employee stock purchase plan	768	881	—
Total stock-based compensation expense	$46,078	$37,137	$20,410
As of December 31, 2021, total unrecognized compensation cost related to the unvested share-based awards was $101.1 million, which is expected to be recognized over a weighted average of 2.1 years.
During the year ended December 31, 2020, the Company recorded $1.9 million of stock-based compensation expense related to a vesting event associated with performance-based restricted stock units that became probable and was achieved during the second quarter of 2020. These expenses were classified as research and development expenses within the consolidated statements of operations and comprehensive loss.
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
The Company accounted for this transaction as an asset acquisition as the value being acquired primarily relates to a single IPR&D asset. Pursuant to the terms of the Sprint Agreement, the Company made an upfront payment of $4.0 million during the third quarter of 2021, which was recorded as research and development expense within the consolidated statements of operations and comprehensive loss during the year ended December 31, 2021 as the acquired asset had not yet reached technological feasibility. Sprint is also eligible to receive up to an additional $273.0 million in potential development and commercial milestone payments from the Company as well as tiered percentage royalties ranging from the mid-single-digits to the low-double-digits on the sales of a potential product from the program, if approved.
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
Total employer matching contributions related to the 2018 401(k) Plan were $2.8 million, $2.3 million, and $0.9 million for the years ended December 31, 2021, 2020, and 2019, respectively.
13. Restructuring
In November 2021, the Company announced a corporate restructuring intended to prioritize clinical development of select programs, streamline commercial operations, maintain a focus on discovery research, and extend its cash runway. The corporate restructuring included a workforce reduction of approximately 35%, or approximately 140 positions, as well as discontinuation costs such as contract termination fees and non-cancellable commitments related to the rebastinib and ripretinib programs. These amounts will be substantially incurred and paid by the end of 2022.
The Company recognized a one-time charge in the fourth quarter of 2021 of approximately $26.2 million. This charge included approximately $9.8 million of employee-related termination costs and approximately $16.4 million of discontinuation costs such as contract termination fees and non-cancellable commitments related to the rebastinib and ripretinib programs. For the year ended December 31, 2021, approximately $22.2 million and $4.0 million is recognized in research and development expenses and selling, general, and administrative expenses, respectively, on the Company's consolidated statements of operations and comprehensive loss. The restructuring reserve was included in accrued expenses and other in the Company’s consolidated balance sheets.
The following table summarizes the charges and spending related to the Company’s restructuring efforts during 2021:

(in thousands)	Workforce Reduction	Pipeline Programs	Total
Restructuring charges incurred during the fourth quarter of 2021	$9,835	$16,335	$26,170
Amounts previously included in prepaid and other current assets	—	(2,927)	(2,927)
Reserves established	9,835	13,408	23,243
Amounts paid through December 31, 2021	(2,452)	—	(2,452)
Restructuring reserve as of December 31, 2021	$7,383	$13,408	$20,791
14. Net Loss per Share
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

For periods in which the Company has reported net losses, diluted net loss per common share is the same as basic net loss per common share, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss during each of the periods presented.
Basic and diluted net loss per share was calculated as follows:

	Year Ended December 31,
(in thousands, except share and per share amounts)	2021	2020	2019
Numerator:
Net loss	$(299,964)	$(266,489)	$(192,256)
Denominator:
Weighted average common shares outstanding—basic and diluted	58,084,325	55,780,982	42,869,058
Net loss per share—basic and diluted	$(5.16)	$(4.78)	$(4.48)
Common Stock Equivalents
The following potential dilutive securities, presented based on amounts outstanding at the end of each reporting period, have been excluded from the calculation of diluted net loss per share because including them would have had an anti-dilutive impact:

	As of December 31,
	2021	2020	2019
Options to purchase common stock	7,439,508	5,712,339	6,750,939
Unvested restricted stock units	1,537,732	438,625	156,900
Unvested employee stock purchase plan shares	211,822	30,826	—
Total	9,189,062	6,181,790	6,907,839

15. Income Taxes
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
During the years ended December 31, 2021, 2020, and 2019, the Company reported net losses, and as a result, recorded no income tax benefits for the net operating losses (NOLs), due to its uncertainty of realizing a benefit from those items.
Net loss by jurisdiction is as follows:

	Year Ended December 31,
(in thousands)	2021	2020	2019
U.S.	$(281,129)	$(266,483)	$(192,256)
Foreign	(18,835)	(6)	—
Net loss	$(299,964)	$(266,489)	$(192,256)

A reconciliation of the U.S. federal statutory income tax rate to the Company's effective income tax rate is as follows:

	Year Ended December 31,
	2021	2020	2019
Federal statutory income tax rate	21.0%	21.0%	21.0%
State taxes, including credits, net of federal benefit	3.2	2.4	7.0
Federal research and orphan drug credit	2.5	2.1	5.4
Stock-based compensation	0.1	5.4	4.7
Permanent adjustments and other	(0.3)	0.5	(0.9)
Increase in deferred tax asset valuation allowance	(26.5)	(31.4)	(37.2)
Effective income tax rate	—%	—%	—%
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
Net deferred tax assets consisted of the following:

	December 31,
(in thousands)	2021	2020
Deferred tax assets (liabilities):
Net operating loss carryforwards	$216,377	$159,192
Research and orphan drug credit carryforwards	40,077	31,142
Stock-based compensation	15,701	8,928
Accrued expenses	9,560	3,779
Operating lease liabilities	9,019	9,321
Property and equipment	(322)	(387)
Operating lease assets	(8,904)	(8,811)
Other	1,028	16
Total gross deferred tax assets	282,536	203,180
Valuation allowance	(282,536)	(203,180)
Net deferred tax assets	$—	$—
The change in the valuation allowance was as follows:

	Year Ended December 31,
(in thousands)	2021	2020
Valuation allowance as of beginning of year	$(203,180)	$(119,647)
Net increases recorded to income tax provision	(79,356)	(83,533)
Valuation allowance as of end of year	$(282,536)	$(203,180)
As of December 31, 2021, the Company had NOL carryforwards for federal income tax purposes of $870.9 million, of which $16.6 million begin to expire in 2037 and $854.3 million may be carried forward indefinitely but are subject to an 80% limitation. As of December 31, 2021, the Company had NOL carryforwards for state income tax purposes of $688.8 million, which begin to expire in 2035. As of December 31, 2021, the Company also had available research and orphan drug credit carryforwards for federal and state income tax purposes of $36.6 million and $4.5 million, respectively, which begin to expire in 2037 and 2032, respectively. We also had foreign NOL carryforwards of $19.3 million as of December 31, 2021, which will begin to expire in 2026. Utilization of the NOL carryforwards and research and orphan drug credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986, as amended (the Code), and similar state law due to ownership changes that could occur in the future.
These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income. If the Company experiences a change of control, as defined by Section 382 of the Code and similar state law, at any time since the IPO, utilization of the NOL carryforwards or research and orphan drug credit carryforwards may be subject to an annual limitation under Section 382 of the Code, which is determined by first multiplying the value of the Company's stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the NOL carryforwards or research and orphan drug credit carryforwards before utilization. The Company performed an analysis of ownership changes through December 31, 2020. Based on this analysis, the Company does not believe that any of its tax attributes through December 31, 2020 will expire unutilized due to Section 382 limitations. The Company has not conducted a formal study to assess whether a change of control has occurred or whether there have been multiple changes of control since December 31, 2020 due to the recency of the previous study and significant complexity and cost associated with such a study.
The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company's history of cumulative net losses incurred since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets as of December 31, 2021. Management reevaluates the positive and negative evidence at each reporting period.
The Company has not recorded any amounts for unrecognized tax benefits as of December 31, 2021. The Company will recognize interest and penalties related to uncertain tax positions in income tax expense when, if ever, it is in a taxable income position. As of December 31, 2021 and 2020, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company's statement of operations and comprehensive loss.
The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state, and foreign jurisdictions, where applicable. There are currently no pending income tax examinations. The Company's tax years that are open under statute are from December 31, 2018 to the present, although carryforward attributes that were generated prior to 2018 may still be adjusted upon examination by the IRS or state tax authorities if they either have been or will be used in a future period. The Company's policy is to record interest and penalties related to income taxes as part of its income tax provision.
As of December 31, 2021, the unremitted earnings of our foreign subsidiaries are not material. We have not provided for U.S. income taxes or foreign withholding taxes on these earnings as it is our current intention to permanently reinvest these earnings outside the U.S. The tax liability on these earnings is also not material. Events that could trigger a tax liability include, but are not limited to, distributions, reorganizations or restructurings and/or tax law changes.
16. Commitments and Contingencies
Purchase Commitments Associated with Commercial Supply Agreements
The Company has entered into commercial supply agreements related to the supply of QINLOCK that require the Company to make binding forecasts for a certain amount of purchases. The related cancellation clauses would as a general matter require the Company to pay the full amount of these binding forecasts. As of December 31, 2021, the Company's contractual commitments for its commercial supply agreements were $15.5 million, of which $14.5 million is expected to be paid within one year and $1.0 million is expected to be paid between one and three years. During the years ended December 31, 2021 and 2020, the Company made $9.1 million and $3.7 million, respectively, of payments for purchases associated with its commercial supply agreements.
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
Indemnification Agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and senior management that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2021 or 2020.
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Internal Control Over Financial Reporting
Management's Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is a process designed under the supervision of our principal executive officer and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with GAAP. Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in "Internal Control-Integrated Framework (2013)" issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2021, our internal control over financial reporting was effective.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their audit report, which is included herein.
Changes in Internal Control Over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTION THAT PREVENTS INSPECTIONS
Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item 10 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this Item 11 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item 12 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item 13 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item 14 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

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

4.4*	Description of Securities (Incorporated by reference to Exhibit 4.4 to the Registrant's Annual Report on Form 10-K filed on March 9, 2020).

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

10.3#*
Form of Incentive Stock Option Agreement under 2017 Stock Option and Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K filed on February 9, 2021).

10.4#*
Form of Non-Qualified Stock Option Agreement for Company Employees under 2017 Stock Option and Incentive Plan (Incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K filed on February 9, 2021).

Exhibit Number	Description

10.5#*
Form of Restricted Stock Unit Award Agreement for Company Employees under 2017 Stock Option and Incentive Plan (Incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K filed on February 9, 2021).

10.6#*
Form of Non-Qualified Stock Option Agreement for Non-U.S. Optionees under 2017 Stock Option and Incentive Plan (Incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K filed on February 9, 2021).

10.7#*
Form of Restricted Stock Unit Award Agreement for Non-U.S. Grantees under 2017 Stock Option and Incentive Plan (Incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K filed on February 9, 2021).

10.8#*
Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under 2017 Stock Option and Incentive Plan (Incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K filed on February 9, 2021).

10.9#	2022 Inducement Plan

10.10#	Form of Non-Qualified Stock Option Agreement for Company Employees under 2022 Inducement Plan

10.11#	Form of Restricted Stock Unit Award Agreement for Company Employees under 2022 Inducement Plan

10.12#*	2017 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.3 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 filed on September 22, 2017).

10.13#*
Form of Indemnification Agreement between Deciphera Pharmaceuticals, Inc. and each of its directors (Incorporated by reference to Exhibit 10.4 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 filed on September 22, 2017).

10.14#*
Form of Indemnification Agreement between Deciphera Pharmaceuticals, Inc. and each of its executive officers (Incorporated by reference to Exhibit 10.5 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 filed on September 22, 2017).

10.15#*
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

10.17#*
Employee Confidentiality, Assignment and Noncompetition Agreement, dated as of March 4, 2019, by and between Deciphera Pharmaceuticals, LLC and Steven Hoerter (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on March 4, 2019).

10.18#*	Employment Agreement, between Deciphera Pharmaceuticals, LLC and Thomas P. Kelly (Incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 10-K filed on March 14, 2019).

10.18(a)#*
Amendment No. 1 to Employment Agreement, between Deciphera Pharmaceuticals, LLC and Thomas P. Kelly (Incorporated by reference to Exhibit 10.16(a) to the Registrant’s Annual Report on Form 10-K filed on February 9, 2021).

10.19#*	Employment Agreement, between Deciphera Pharmaceuticals, LLC and Daniel L. Flynn (Incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K filed on February 9, 2021).

10.19(a)#*
Amendment No. 1 to Employment Agreement, between Deciphera Pharmaceuticals, LLC and Daniel L. Flynn (Incorporated by reference to Exhibit 10.17(a) to the Registrant’s Annual Report on Form 10-K filed on February 9, 2021)

10.20#*	Employment Agreement, between Deciphera Pharmaceuticals, LLC and Matthew L. Sherman (Incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 10-K filed on March 9, 2020).

10.21#*	Employment Agreement, between Deciphera Pharmaceuticals, LLC and Daniel C. Martin (Incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 10-K filed on March 14, 2019).

10.22#*
Deciphera Pharmaceuticals, Inc. Amended and Restated Non-Employee Director Compensation Policy (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 5, 2020).

Exhibit Number	Description
10.23#*
Deciphera Pharmaceuticals, Inc. Senior Executive Cash Incentive Bonus Plan (Incorporated by reference to Exhibit 10.11 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 filed on September 22, 2017).

10.24*
Lease Agreement, dated May 29, 2018, by and between Deciphera Pharmaceuticals, Inc. and 200 Smith NWALP Property Owner LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 31, 2018).

10.24(a)*
Amendment No. 1 dated October 26, 2018 to the Lease Agreement, dated May 29, 2018, by and between Deciphera Pharmaceuticals, Inc. and 200 Smith NWALP Property Owner LLC (Incorporated by reference to Exhibit 10.11(a) to the Registrant's Annual Report on Form 10-K filed on March 19, 2019).

10.24(b)*
Amendment No. 2 dated December 17, 2018 to the Lease Agreement, dated May 29, 2018, by and between Deciphera Pharmaceuticals, Inc. and 200 Smith NWALP Property Owner LLC (Incorporated by reference to Exhibit 10.11(a) to the Registrant's Annual Report on Form 10-K filed on March 19, 2019).

10.24(c)*
Third Amendment to Lease, dated April 29, 2019, by and between Deciphera Pharmaceuticals, Inc. and 200 Smith NWALP Property Owner LLC (Incorporated by reference to Exhibit 10.1to the Registrant’s Current Report on Form 8-K filed on May 3, 2019).

10.25*
License Agreement, made as of June 10, 2019, by and between Deciphera Pharmaceuticals, LLC and Zai Lab (Shanghai) Co., Ltd. (2) (Incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed on August 2, 2019).

10.26*
Letter Agreement, made as of January 17, 2020, by and between Deciphera Pharmaceuticals, LLC and Zai Lab (Shanghai) Co., Ltd. (2) (Incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed on May 5, 2020).

10.27*
Commercial Manufacturing Services and Supply Agreement, made as of April 3, 2019, by and between Deciphera Pharmaceuticals, LLC and Lonza (2) (Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on August 4, 2020).

10.28*
Supply Agreement, made as of February 28, 2020, by and between Deciphera Pharmaceuticals, LLC and Cambrex (2) (Incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed on August 4, 2020).

10.29*
Open Market Sale AgreementSM, dated August 4, 2020, by and between Deciphera Pharmaceuticals, Inc. and Jefferies LLC. (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on August 4, 2020).

21.1	List of Subsidiaries of Registrant.

23.1	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm.

24.1	Power of Attorney (included on signature page to this Annual Report on Form 10-K).

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit Number	Description

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
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

Date: February 8, 2022	DECIPHERA PHARMACEUTICALS, INC.

	By:	/s/ Steven L. Hoerter
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

Signature	Title	Date
/s/ Steven L. Hoerter	President, Chief Executive Officer and Director (Principal Executive Officer)	February 8, 2022
Steven L. Hoerter

/s/ Thomas P. Kelly	Chief Financial Officer (Principal Financial and Accounting Officer)	February 8, 2022
Thomas P. Kelly

/s/ Patricia L. Allen	Director	February 8, 2022
Patricia L. Allen

/s/ Edward J. Benz, Jr., M.D.	Director	February 8, 2022
Edward J. Benz, Jr., M.D.

/s/ James A. Bristol, Ph.D.	Director	February 8, 2022
James A. Bristol, Ph.D.

/s/ Frank S. Friedman	Director	February 8, 2022
Frank S. Friedman

/s/ Susan L. Kelley, M.D.	Director	February 8, 2022
Susan L. Kelley, M.D.

/s/ John R. Martin	Director	February 8, 2022
John R. Martin

/s/ Ron Squarer	Director	February 8, 2022
Ron Squarer

/s/ Dennis L. Walsh	Director	February 8, 2022
Dennis L. Walsh