Form 10-Q
period 2022-03-31
Deciphera Pharmaceuticals, Inc.
filed 2022-05-04
CIK 1654151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 29, 2022, there were 66,216,509 shares of Common Stock, $0.01 par value per share, outstanding.

Deciphera Pharmaceuticals, Inc.

SUMMARY OF MATERIAL RISKS ASSOCIATED WITH OUR BUSINESS
Our business is subject to numerous risks and uncertainties that you should be aware of before making an investment decision. These risks include, but are not limited to, the following:
•Our corporate strategy and restructuring plan may not be successful.
•There is no assurance that our commercialization efforts with respect to QINLOCK® (ripretinib), referred to as QINLOCK, including, without limitation, our launch of QINLOCK in Germany, will be successful or that we will be able to generate revenues at the levels or on the timing we expect, or at levels or on the timing necessary to support our goals.
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
•The ongoing pandemic of the novel coronavirus (COVID-19), including recurring surges and waves of infection, and the future outbreak of other highly infectious or contagious diseases, could seriously harm our research, development, and commercialization efforts, increase our costs and expenses and have a material adverse effect on our business, financial condition, and results of operations.
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
•We contract with third parties for the manufacture of our drug candidates for preclinical testing, clinical trials, and for the manufacture of QINLOCK. This reliance on third parties increases the risk that we will not have sufficient quantities of our drug or drug candidates or such quantities at an acceptable cost or quality, which could delay, prevent, or impair our development or commercialization efforts.
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

FORWARD-LOOKING STATEMENTS
This Form 10-Q contains forward-looking statements, which reflect our current views with respect to, among other things, our operations and financial performance. All statements other than statements of historical facts contained in this Form 10-Q, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plan, objectives of management, and expected market growth are forward-looking statements. You can identify these forward-looking statements by the use of words such as "outlook," "believes," "expects," "potential," "continues," "may," "will," "should," "seeks," "approximately," "predicts," "intends," "plans," "estimates," "anticipates," or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under "Risk Factors" in this Form 10-Q and include, among other things:
•our ability to successfully commercialize or otherwise provide access to QINLOCK for the treatment of adult patients with advanced gastrointestinal stromal tumor (GIST) who have received prior treatment with three or more kinase inhibitors, including imatinib, in the U.S., key European markets, and any other jurisdictions where we may receive marketing approval in the future;
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
•our commercial preparedness efforts and our ability to successfully commercially launch, or where permitted otherwise provide access to, our drug or drug candidates, if and when they are approved or receive pricing or reimbursement;
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

PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements.
Deciphera Pharmaceuticals, Inc.
Consolidated Balance Sheets
(Unaudited, in thousands, except share and per share amounts)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$95,332	$87,063
Short-term marketable securities	161,221	198,571
Accounts receivable, net	23,151	20,595
Inventory	19,627	14,125
Prepaid expenses and other current assets	20,504	18,660
Total current assets	319,835	339,014
Long-term marketable securities	18,853	41,950
Long-term investments—restricted	3,109	3,110
Property and equipment, net	7,821	8,610
Operating lease assets	35,846	36,800
Total assets	$385,464	$429,484
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$17,801	$13,130
Accrued expenses and other current liabilities	65,938	80,773
Operating lease liabilities	2,931	2,870
Total current liabilities	86,670	96,773
Operating lease liabilities, net of current portion	27,229	27,991
Total liabilities	113,899	124,764
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, $0.01 par value per share; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value per share; 125,000,000 shares authorized; 58,697,263 shares and 58,549,644 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	586	585
Additional paid-in capital	1,372,866	1,358,516
Accumulated other comprehensive income (loss)	(563)	51
Accumulated deficit	(1,101,324)	(1,054,432)
Total stockholders' equity	271,565	304,720
Total liabilities and stockholders' equity	$385,464	$429,484
The accompanying notes are an integral part of these consolidated financial statements.

Deciphera Pharmaceuticals, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2022	2021
Revenues:
Product revenues, net	$28,809	$19,962
Collaboration revenues	414	5,194
Total revenues	29,223	25,156
Cost and operating expenses:
Cost of sales	382	222
Research and development	47,412	55,681
Selling, general, and administrative	28,321	30,747
Total cost and operating expenses	76,115	86,650
Loss from operations	(46,892)	(61,494)
Other income (expense):
Interest and other income, net	—	196
Total other income (expense), net	—	196
Net loss	$(46,892)	$(61,298)

Net loss per share—basic and diluted	$(0.80)	$(1.06)
Weighted average common shares outstanding—basic and diluted	58,616,458	57,747,168

Comprehensive loss:
Net loss	$(46,892)	$(61,298)
Other comprehensive income (loss):
Unrealized gains (losses) on marketable securities	(540)	30
Currency translation adjustment	(74)	2
Total other comprehensive income (loss)	(614)	32
Total comprehensive loss	$(47,506)	$(61,266)
The accompanying notes are an integral part of these consolidated financial statements.

Deciphera Pharmaceuticals, Inc.
Consolidated Statements of Stockholders' Equity
(Unaudited, in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2021	58,549,644	$585	$1,358,516	$51	$(1,054,432)	$304,720
Issuance of common stock under stock option and incentive and employee stock purchase plans	147,619	1	82	—	—	83
Stock-based compensation expense	—	—	14,268	—	—	14,268
Other comprehensive income (loss)	—	—	—	(614)	—	(614)
Net loss	—	—	—	—	(46,892)	(46,892)
Balance, March 31, 2022	58,697,263	$586	$1,372,866	$(563)	$(1,101,324)	$271,565

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2020	57,596,144	$576	$1,297,557	$11	$(754,468)	$543,676
Issuance of common stock sold, net of underwriting discounts, commissions and offering costs	172,094	2	8,546	—	—	8,548
Issuance of common stock under stock option and incentive and employee stock purchase plans	132,782	1	935	—	—	936
Stock-based compensation expense	—	—	11,119	—	—	11,119
Other comprehensive income (loss)	—	—	—	32	—	32
Net loss	—	—	—	—	(61,298)	(61,298)
Balance, March 31, 2021	57,901,020	$579	$1,318,157	$43	$(815,766)	$503,013
The accompanying notes are an integral part of these consolidated financial statements.

Deciphera Pharmaceuticals, Inc.
Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(46,892)	$(61,298)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Stock-based compensation expense	14,268	11,119
Depreciation expense	783	732
Noncash lease expense	954	833
Net amortization (accretion) of premium (discounts) on marketable securities	255	365
Changes in operating assets and liabilities:
Accounts receivable	(2,561)	(7,925)
Inventory	(5,468)	1,973
Prepaid expenses and other current assets	(1,844)	(3,057)
Accounts payable	4,685	(433)
Accrued expenses and other current liabilities	(14,830)	(9,384)
Operating lease liabilities	(702)	(607)
Net cash flows used in operating activities	(51,352)	(67,682)
Cash flows from investing activities:
Purchases of marketable securities	—	(31,825)
Maturities of marketable securities	59,652	156,370
Purchases of property and equipment	—	(637)
Net cash flows provided by investing activities	59,652	123,908
Cash flows from financing activities:
Proceeds from offerings of common stock, net of underwriting discounts and commissions	—	8,588
Proceeds from stock option exercises and employee stock purchase plan	83	936
Net cash flows provided by financing activities	83	9,524
Net increase in cash and cash equivalents	8,383	65,750
Effect of exchange rate changes on cash and cash equivalents	(114)	1
Cash and cash equivalents at beginning of period	87,063	135,897
Cash and cash equivalents at end of period	$95,332	$201,648
The accompanying notes are an integral part of these consolidated financial statements.

Deciphera Pharmaceuticals, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

1. Nature of the Business and Summary of Significant Accounting Policies
Nature of the Business
Deciphera Pharmaceuticals, Inc. (the Company) is a biopharmaceutical company focused on discovering, developing, and commercializing important new medicines to improve the lives of people with cancer. Leveraging its proprietary switch-control kinase inhibitor platform and deep expertise in kinase biology, the Company designs kinase inhibitors to target the switch pocket region of the kinase with the goal of developing potentially transformative medicines. Through its patient-inspired approach, the Company seeks to develop a broad portfolio of innovative medicines to improve treatment outcomes. QINLOCK, the Company's switch-control kinase inhibitor, was engineered using its proprietary drug discovery platform and developed for the treatment of fourth-line GIST. QINLOCK is approved in Australia, Canada, China, the European Union (EU), Hong Kong, Switzerland, Taiwan, the United States (U.S.), and the United Kingdom (U.K.) for the treatment of fourth-line GIST. The Company wholly owns QINLOCK and all of its drug candidates with the exception of a development and commercialization out-license agreement for QINLOCK in Greater China. In addition to QINLOCK, the Company has identified and advanced multiple product candidates from its platform into clinical studies, including vimseltinib and DCC-3116.
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
In August 2020, the Company entered into an Open Market Sale Agreement℠ (the Sales Agreement) with Jefferies LLC (Jefferies), pursuant to which the Company may issue and sell shares of its common stock having aggregate offering proceeds of up to $200.0 million (the Shares) from time to time through Jefferies as its sales agent. Upon delivery of a placement notice and subject to the terms and conditions of the Sales Agreement, Jefferies may sell the Shares by any method permitted by law deemed to be an "at the market offering" as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. The Company may sell the Shares in amounts and at times to be determined by the Company from time to time subject to the terms and conditions of the Sales Agreement, but it has no obligation to sell any Shares under the Sales Agreement. The Company or Jefferies may suspend or terminate the offering of Shares upon notice to the other party and subject to other conditions. During the three months ended March 31, 2022, the Company did not issue any shares under the Sales Agreement. During the three

Deciphera Pharmaceuticals, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

months ended March 31, 2021, the Company issued 172,094 shares under the Sales Agreement resulting in net proceeds of $8.5 million after deducting underwriting discounts and commissions and other offering expenses. On April 26, 2022, the Company delivered written notice to Jefferies that it was suspending and terminating the prospectus related to the Company’s common stock (the ATM Prospectus) issuable pursuant to the Sales Agreement. As a result, the Company will not make any sales of its securities pursuant to the Sales Agreement, unless and until a new prospectus, prospectus supplement, or a new registration statement is filed. Other than the termination of the ATM Prospectus, the Sales Agreement remains in full force and effect.
In April 2022, the Company entered into an underwriting agreement with J.P. Morgan Securities LLC and Jefferies, as representatives of the several underwriters named therein, relating to the issuance and sale of an aggregate of 7,501,239 shares of its common stock at a public offering price of $10.00 per share of common stock to certain investors. In addition, the Company offered pre-funded warrants to purchase 9,748,761 shares of its common stock at a purchase price of $9.99 per pre-funded warrant, which equals the public offering price per share of the common stock less the $0.01 exercise price per share of each pre-funded warrant. The offering closed on April 29, 2022, resulting in net proceeds of $163.4 million after deducting underwriting discounts and commissions and other offering expenses.
Basis of Presentation
The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets, and the satisfaction of liabilities and commitments in the ordinary course of business. Since inception, the Company has incurred recurring losses including net losses of $46.9 million and $300.0 million for the three months ended March 31, 2022 and the year ended December 31, 2021, respectively. As of March 31, 2022, the Company had an accumulated deficit of $1.1 billion. The Company expects to continue to generate operating losses for the foreseeable future. The Company expects that its cash, cash equivalents, and marketable securities of $275.4 million as of March 31, 2022 will be sufficient to fund its operating expenses and capital expenditure requirements through at least 12 months from the issuance date of these consolidated financial statements. The future viability of the Company is dependent on its ability to raise additional capital to fund its operations.
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
The consolidated balance sheet as of December 31, 2021 was derived from audited financial statements, but does not include all disclosures required by GAAP. The accompanying unaudited consolidated financial statements as of March 31, 2022 and for the three months ended March 31, 2022 and 2021 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto for the year ended December 31, 2021 included in the Company's Annual Report on Form 10-K (Form 10-K) on file with the SEC.
In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company's consolidated financial position as of March 31, 2022 and consolidated results of operations and comprehensive loss for the three months ended March 31, 2022 and 2021 and consolidated cash flows for the three months ended March 31, 2022 and 2021 have been made. The consolidated results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2022.

Deciphera Pharmaceuticals, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

The significant accounting policies used in preparation of these consolidated financial statements for the three months ended March 31, 2022 are consistent with those discussed in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements in the Company's Form 10-K for the year ended December 31, 2021.
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
Income Taxes
Effective for tax years beginning on or after January 1, 2022, research and experimental expenditures under Internal Revenue Code Section 174 must be capitalized over five years when performed in the U.S. and 15 years for research and experimental expenditures performed outside of the U.S. The modification is an accounting method change that will require the filing of Form 3115 with the Company's 2022 tax return. As of March 31, 2022, the Company has performed an assessment of the impact of this legislation enactment and determined that it will not result in income tax due to enough net operating losses available that are not subject to an 80% limitation. The Company maintains its full valuation allowance.
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
For periods in which the Company has reported net losses, diluted net loss per common share is the same as basic net loss per common share, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss for the three months ended March 31, 2022 and 2021.
The following potential dilutive securities, presented based on amounts outstanding at the end of each reporting period, have been excluded from the calculation of diluted net loss per share because including them would have had an anti-dilutive impact:

	As of March 31,
	2022	2021
Options to purchase common stock	8,467,044	6,729,634
Unvested restricted common stock units	2,150,954	796,295
Unvested employee stock purchase plan shares	211,822	30,826
Total	10,829,820	7,556,755
2. Revenues
Net Product Revenues
To date, the Company's only source of product revenues has been from the sales of QINLOCK, for the treatment of adult patients with advanced GIST who have received prior treatment with three or more kinase inhibitors, including imatinib.

Deciphera Pharmaceuticals, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

Net product revenues by geography consisted of the following:

	Three Months Ended March 31,
(in thousands)	2022	2021
U.S.	$23,409	$19,287
Rest of world	5,400	675
Total product revenues, net	$28,809	$19,962
Activity in each of the product revenue allowance and reserve categories is summarized as follows:

(in thousands)	Trade discounts and allowances	Chargebacks and administrative fees	Government rebates and other incentives	Returns	Total
Balance as of December 31, 2021	$267	$494	$7,863	$817	$9,441
Provision related to sales in the current year	860	2,034	2,880	256	6,030
Adjustments related to prior period sales	—	(16)	(164)	(239)	(419)
Credits and payments made during the period	(745)	(1,830)	(1,219)	(320)	(4,114)
Balance as of March 31, 2022	$382	$682	$9,360	$514	$10,938
The total reserves described above are summarized as components of the Company's consolidated balance sheets as follows:

(in thousands)	As of March 31, 2022	As of December 31, 2021
Reduction of accounts receivable, net	$1,002	$719
Component of accrued expenses and other current liabilities	9,936	8,722
Total revenue-related reserves	$10,938	$9,441
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
During the three months ended March 31, 2022, the Company recognized royalty revenues under the Zai License Agreement, which the Company began recognizing in the second quarter of 2021 following the approval from the China National Medical Products Administration (China NMPA).
During the three months ended March 31, 2021, revenues recognized under the Zai License Agreement included the achievement of a $5.0 million development milestone associated with the approval of QINLOCK for the treatment of adult patients with advanced GIST who have received prior treatment with three or more kinase inhibitors, including imatinib, by the China NMPA in March 2021.

Deciphera Pharmaceuticals, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

Please read Note 3, Revenues, to the consolidated financial statements in the Company's Form 10-K for the year ended December 31, 2021 for further details on the Zai License Agreement.
Zai Supply Agreement
In February 2020, the Company entered into a Supply Agreement (the Zai Supply Agreement) with Zai, as required by terms in the Zai License Agreement, pursuant to which the Company will supply the Licensed Products to Zai for use in the Territory for clinical trials as well as commercial inventory, if QINLOCK obtained regulatory approval in the Territory. In March 2021, QINLOCK was approved in the People's Republic of China (the PRC) and in Hong Kong. In September 2021, QINLOCK was approved in Taiwan. Subject to the Zai Supply Agreement, costs incurred by the Company for clinical and commercial supply are reimbursed by Zai.
During the second quarter of 2021, following the approvals of QINLOCK in the PRC and Hong Kong in March 2021, the Company began recognizing revenues associated with sales of commercial inventory of QINLOCK under the Zai Supply Agreement.
3. Marketable Securities and Fair Value Measurements
The following tables present marketable securities by contractual maturity and security type:

As of March 31, 2022 (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Due within one year:
Commercial paper	$71,465	$—	$(151)	$71,314
Corporate debt securities	70,767	—	(354)	70,413
Certificates of deposit	19,528	—	(34)	19,494
U.S. government securities	—	—	—	—
Due after one year through five years:
Corporate debt securities	14,026	—	(171)	13,855
U.S. government securities	5,095	—	(97)	4,998
Total	$180,881	$—	$(807)	$180,074

As of December 31, 2021 (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Due within one year:
Commercial paper	$105,433	$1	$(44)	$105,390
Corporate debt securities	61,721	—	(70)	61,651
Certificates of deposit	23,528	1	(7)	23,522
U.S. government securities	8,008	—	—	8,008
Due after one year through five years:
Corporate debt securities	37,003	—	(129)	36,874
U.S. government securities	5,094	—	(18)	5,076
Total	$240,787	$2	$(268)	$240,521

Deciphera Pharmaceuticals, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

The following tables present information about the Company's financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

As of March 31, 2022 (in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$—	$39,925	$—	$39,925
U.S. government securities	—	7,000	—	7,000
Commercial paper	—	999	—	999
Marketable securities:
Commercial paper	—	71,314	—	71,314
Corporate debt securities	—	84,268	—	84,268
Certificates of deposit	—	19,494	—	19,494
U.S. government securities	—	4,998	—	4,998
Total	$—	$227,998	$—	$227,998

As of December 31, 2021 (in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$—	$47,800	$—	$47,800
Marketable securities:
U.S. government securities	—	13,084	—	13,084
Commercial paper	—	105,390	—	105,390
Corporate debt securities	—	98,525	—	98,525
Certificates of deposit	—	23,522	—	23,522
Total	$—	$288,321	$—	$288,321
The tables above exclude certificates of deposit totaling $3.1 million as of both March 31, 2022 and December 31, 2021 that the Company held to secure a letter of credit associated with its leases and to secure a credit card account. The certificates of deposit are measured at carrying value in the consolidated balance sheets in long-term investments—restricted and approximate fair value. For additional information on the letter of credit associated with the Company's leases, please read Note 7, Leases, to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.
The fair value of Level 2 instruments classified as cash equivalents and marketable securities were determined through third-party pricing services. The pricing services use many observable market inputs to determine value, including reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates, and other industry and economic events. The Company performs validation procedures to ensure the reasonableness of this data. The Company performs its own review of prices received from the independent pricing services by comparing these prices to other sources. After completing the validation procedures, the Company did not adjust or override any fair value measurements provided by the pricing services as of March 31, 2022 and December 31, 2021.

Deciphera Pharmaceuticals, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

4. Inventory
Capitalized inventory consisted of the following:

(in thousands)	As of March 31, 2022	As of December 31, 2021
Raw materials	$10,557	$4,721
Work in process	7,934	7,925
Finished goods	1,136	1,479
Total inventory	$19,627	$14,125
Inventory written down as a result of excess, obsolescence, unmarketability, or other reasons is charged to cost of sales. There were no inventory amounts and less than $0.1 million in inventory written down and charged to cost of sales during the three months ended March 31, 2022 and 2021, respectively.
5. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

(in thousands)	As of March 31, 2022	As of December 31, 2021
External research and development expenses	$30,768	$32,619
Restructuring reserve	10,767	20,790
Payroll and related expenses	10,406	11,945
Revenue-related reserves	9,936	8,722
Professional fees	3,148	5,626
Other	913	1,071
Total accrued expenses and other current liabilities	$65,938	$80,773

6. Stock-Based Awards
2017 Equity Incentive Plan
The Company grants stock-based awards under its 2017 Stock Option and Incentive Plan (the 2017 Plan) and is authorized to issue common stock under its 2017 Employee Stock Purchase Plan (ESPP). The Company also has outstanding stock options under its 2015 Equity Incentive Plan but is no longer granting awards under this plan. As of March 31, 2022, 1,168,739 shares of common stock were available for issuance under the 2017 Plan. As of March 31, 2022, 2,081,188 shares of common stock were available for issuance to participating employees under the ESPP.
2022 Inducement Plan
In January 2022, the Company adopted an inducement plan (the “Inducement Plan”) pursuant to which the Company reserved 800,000 shares of common stock to be used exclusively for grants of equity-based awards to individuals who were not previously employees or directors of the Company, as an inducement material to the individual’s entry into employment with the Company within the meaning of Rule 5635(c)(4) of the Marketplace Rules of the Nasdaq Stock Market, Inc. The Inducement Plan provides for the grant of equity-based awards in the form of nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, unrestricted stock awards, and dividend equivalent rights. The Inducement Plan was adopted by the Company without stockholder approval pursuant to Rule 5635(c)(4) of the Marketplace Rules of the Nasdaq Stock Market, Inc. To date, there have been no grants made pursuant to the Inducement Plan.

Deciphera Pharmaceuticals, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

Stock-based compensation expense was classified in the consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended March 31,
(in thousands)	2022	2021
Research and development	$6,284	$4,959
Selling, general, and administrative	7,984	6,160
Total stock-based compensation	$14,268	$11,119
As of March 31, 2022, total unrecognized compensation cost related to the unvested share-based awards was $98.1 million, which is expected to be recognized over a weighted average of 2.3 years.
7. Restructuring
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
The following table summarizes the charges and spending related to the Company’s restructuring efforts during the first quarter of 2022:

(in thousands)	Workforce Reduction	Pipeline Programs	Total
Restructuring reserve as of December 31, 2021	$7,383	$13,408	$20,791
Payments	(6,614)	(3,410)	(10,024)
Restructuring reserve as of March 31, 2022	$769	$9,998	$10,767
8. Commitments and Contingencies
Purchase Commitments Associated with Commercial Supply Agreements
The Company has entered into commercial supply agreements related to the supply of QINLOCK that require the Company to make binding forecasts for a certain amount of purchases. The related cancellation clauses would as a general matter require the Company to pay the full amount of these binding forecasts. As of March 31, 2022, the Company's contractual commitments for its commercial supply agreements were $15.0 million, of which $13.4 million are expected to be paid within one year.
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

Deciphera Pharmaceuticals, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

Indemnification Agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and senior management that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of March 31, 2022 or December 31, 2021.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Form 10-Q and our Annual Report on Form 10-K (Form 10-K) for the year ended December 31, 2021 on file with the SEC. Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-Q, including information with respect to our plans and strategy for our business, includes forward looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the "Risk Factors" section of this Form 10-Q, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis.
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
Recent Developments
QINLOCK
QINLOCK, an orally administered kinase switch control inhibitor of the KIT and PDGFRA kinases, is approved in nine territories for the treatment of fourth-line advanced GIST. We also launched QINLOCK in Germany in January 2022 and received authorization for a post-approval paid access program in France in April 2022, and plan to provide access to QINLOCK to fourth-line GIST patients in additional European countries through other channels.
Additionally, in February 2022, we announced that the National Comprehensive Cancer Network (NCCN) Clinical Practice Guidelines in Oncology for GIST now include the use of QINLOCK 150 mg twice daily (BID) after disease progression if previously treated with QINLOCK 150 mg once daily in fourth-line GIST patients.
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
We are also conducting an international, multicenter, ongoing open-label Phase 1/2 study designed to evaluate the safety, efficacy, pharmacokinetics (PK), and pharmacodynamics (PD) of vimseltinib in patients with solid tumors and TGCT, and we expect to provide updated data from the Phase 1/2 study in patients with TGCT in the second half of this year.
DCC-3116
DCC-3116 is a potential first-in-class investigational, orally administered, potent, and highly selective switch-control inhibitor of the ULK kinase.
DCC-3116 is being studied in a Phase 1 study designed to evaluate the safety, tolerability, clinical activity, PK, and PD of DCC-3116 as a single agent and in combination with trametinib, a U.S. Food and Drug Administration (FDA) approved MEK inhibitor, in patients with advanced or metastatic tumors with a RAS or RAF mutation. In February 2022, we announced that we plan to continue to enroll patients and expect to provide initial Phase 1 single agent dose escalation data on DCC-3116 in the second half of 2022. We also announced that, following and subject to the selection of a recommended Phase 2 dose of

DCC-3116 from the monotherapy dose escalation portion of the Phase 1 study of DCC-3116, in the second half of 2022 we plan to initiate the Phase 1 combination dose escalation cohorts with trametinib and, subject to feedback from regulatory authorities, with sotorasib, a mutant KRASG12C inhibitor, and binimetinib, a MEK inhibitor. Following the dose escalation phase and subject to the selection of a recommended Phase 2 dose of the combinations, expansion cohorts are currently planned with (i) trametinib in patients with advanced or metastatic pancreatic ductal adenocarcinoma with KRAS-driven mutations, non-small cell lung cancer with RAF or RAS-driven mutations, and colorectal cancer with RAF or RAS-driven mutations, (ii) binimetinib in patients with melanoma with NRAS-driven mutations subject to feedback from regulatory authorities, and (iii) sotorasib in patients with non-small cell lung cancer with KRASG12C-driven mutations subject to feedback from regulatory authorities.
Early-Stage Research Programs
We are also making a focused investment in our next generation of research programs, which are designed to provide first-in-class or best-in-class treatments using our proprietary switch-control inhibitor platform. In February 2022, we announced that our goal for 2022 is to nominate a development candidate for our pan-RAF research program, which targets inhibition of BRAF and CRAF kinases. We also plan to continue to develop our in-licensed research-stage program, pursuant to our agreement with Sprint Bioscience (the Sprint Agreement), which targets the VPS34 kinase.
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
QINLOCK is approved in Australia, Canada, China, the EU, Hong Kong, Switzerland, Taiwan, the U.S. and the U.K. for the treatment of fourth-line GIST. We may generate revenue in the future from a combination of product sales or payments from collaboration, distribution, or any potential additional license agreements that we may enter into with third parties. We expect that our revenue in the foreseeable future will be derived primarily from sales of QINLOCK and, payments owed to us under the license (the Zai License Agreement) and supply (the Zai Supply Agreement) agreements we entered into with Zai in June 2019 and February 2020, respectively, including royalty revenues under the Zai License Agreement following the approvals of QINLOCK in the PRC and Hong Kong in March 2021. We cannot provide assurance as to what extent we will generate revenue from the commercialization of QINLOCK or if, when, or to what extent we will generate revenue from the commercialization and sale of our drug candidates for which we may receive marketing approval, if any. Additionally, we cannot provide assurance as to the extent of future royalty payments, the timing of future milestone payments, or that we will achieve and receive any future milestone payments at all. We may never succeed in obtaining regulatory approval for any of our drug candidates other than QINLOCK.
Product Revenues, Net
During the three months ended March 31, 2022 and 2021, our only source of product revenues was from the sales of QINLOCK. Product revenues are recorded net of estimates of variable consideration. Please read Note 2, Revenues, to the consolidated financial statements included in this Form 10-Q for further details of the reserves recorded for variable consideration.
Collaboration Revenues
For the three months ended March 31, 2022 and 2021, collaboration revenues were associated with the Zai License Agreement and Zai Supply Agreement.
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
Cost of sales for newly launched products will not include the full cost of manufacturing until the initial pre-launch inventory is depleted, and additional inventory is manufactured and sold. The gross margin on sales of QINLOCK for the three months ended March 31, 2022 and 2021 was enhanced by sales of the initial pre-launch inventory, and therefore, use of active pharmaceutical ingredients and components that were previously expensed as research and development expenses prior to the launch of QINLOCK, referred to as zero cost inventories. However, we do not expect that the cost of sales as a percentage of net sales of QINLOCK will increase significantly after we have sold all zero cost inventories and commenced the sales of inventories which will reflect the full cost of manufacturing.
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
Consistent with our income tax disclosures described under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations—Components of Our Results of Operations" in our Form 10-K for the year ended December 31, 2021 on file with the SEC, as of March 31, 2022, we have not recorded any U.S. federal or state income tax benefits for either the net losses we have incurred or our earned research and orphan drug credits, due to the uncertainty of realizing a benefit from those items in the future.
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
For a description of our critical accounting policies, please see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates" in our Form 10-K for the year ended December 31, 2021 on file with the SEC. There have been no significant changes to our critical accounting policies since December 31, 2021.

Results of Operations
Comparison of the Three Months Ended March 31, 2022 and 2021
The following table summarizes our results of operations for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(in thousands)	2022	2021
Revenues:
Product revenues, net	$28,809	$19,962
Collaboration revenues	414	5,194
Total revenues	29,223	25,156
Cost and operating expenses:
Cost of sales	382	222
Research and development	47,412	55,681
Selling, general, and administrative	28,321	30,747
Total cost and operating expenses	76,115	86,650
Loss from operations	(46,892)	(61,494)
Other income (expense):
Interest and other income, net	—	196
Total other income (expense), net	—	196
Net loss	$(46,892)	$(61,298)
Revenues
Product Revenues, Net
During the three months ended March 31, 2022 and 2021, our only source of product revenues was from the sales of QINLOCK. During the three months ended March 31, 2022 and 2021, net product revenues by geography consisted of the following:

	Three Months Ended March 31,
(in thousands)	2022	2021
U.S.	$23,409	$19,287
Rest of world	5,400	675
Total product revenues, net	$28,809	$19,962
For the three months ended March 31, 2022 compared to the same period in 2021, net product revenues increased $8.8 million, primarily due to increased sales volume in the U.S. and Germany, which launched in January 2022, as we continued our commercialization efforts.
Collaboration Revenues
For the three months ended March 31, 2022 compared to the same period in 2021, collaboration revenues decreased $4.8 million primarily due to a decrease in milestone revenues of $5.0 million under the Zai License Agreement. The decrease in milestone revenues was due to the recognition of a $5.0 million development milestone in the first quarter of 2021 associated with the approval of QINLOCK for the treatment of adult patients with advanced GIST who have received prior treatment with three or more kinase inhibitors, including imatinib, by the China NMPA in March 2021. The decrease in milestone revenue was partially offset by an increase in revenues from the Zai Supply Agreement and an increase from royalty revenues, which we began recognizing in the second quarter of 2021 following the approvals of QINLOCK in the PRC and Hong Kong.

Cost of Sales
During the three months ended March 31, 2022 and 2021, cost of sales by type consisted of the following:

	Three Months Ended March 31,
(in thousands)	2022	2021
Cost of product sales	$366	$222
Cost of collaboration sales	16	—
Total cost of sales	$382	$222
For the three months ended March 31, 2022 compared to the same period in 2021, cost of sales increased $0.2 million, primarily due to increased product sales of QINLOCK in the U.S. and Germany. During the three months ended March 31, 2021, cost of sales also included a charge of less than $0.1 million for inventory written down as a result of excess, obsolescence, unmarketability, or other reasons. Cost of sales associated with product sales of QINLOCK was primarily related to the sales of zero cost inventories, which consisted of packaging, labeling, shipping, and distribution costs. As a result, the full costs of manufacturing QINLOCK inventory are not included in cost of sales during the three months ended March 31, 2022 and 2021.
Prior to receiving FDA approval for QINLOCK in May 2020, we manufactured inventory to be sold and recorded approximately $6.0 million related to this inventory build-up as research and development expense. We did not record any such costs related to the build-up of this inventory as research and development expense during the three months ended March 31, 2022 and 2021.
Utilizing the actual direct costs to manufacture QINLOCK prior to receiving FDA approval, had the previously expensed inventory been capitalized and recognized when sold, the total cost of sales with these manufacturing costs included for the three months ended March 31, 2022 would have increased by approximately $0.6 million and $0.4 million in the prior year comparative period.
We do not expect our cost of sales for QINLOCK to increase significantly as a percentage of net sales in future periods as we continue to produce inventory for future sales, which will reflect the full cost of manufacturing, and then sell such inventory. We expect to continue to sell the zero cost inventories of QINLOCK in the U.S. during 2022.
Operating Expenses

Research and Development Expenses
QINLOCK
For the three months ended March 31, 2022 compared to the same period in 2021, research and development expenses related to QINLOCK decreased primarily as a result of decreased clinical trial expenses of $6.4 million and decreased manufacturing costs of $1.9 million. Clinical trial expenses for QINLOCK decreased primarily as a result of decreased expenses associated with INTRIGUE, our Phase 3 study of QINLOCK for the treatment of second-line GIST, which we initiated in December 2018 and for which enrollment was completed in December 2020, our Phase 1 trial of QINLOCK, and INVICTUS, our Phase 3 study of QINLOCK for the treatment of fourth-line GIST, which we initiated in January 2018 and announced top-line results from in August 2019. Manufacturing costs decreased primarily due to timing of processing of inventory for clinical and commercial use and due to the discontinuation of certain clinical trials as a result of the corporate restructuring implemented in the fourth quarter of 2021.
Vimseltinib
For the three months ended March 31, 2022 compared to the same period in 2021, expenses related to our vimseltinib program increased primarily as a result of increases in clinical trial expenses of $1.7 million, partially offset by decreases in manufacturing costs of $0.9 million. Clinical trial expenses increased primarily due to increased activities associated with our Phase 3 study of vimseltinib in patients with TGCT, MOTION, which was initiated in the fourth quarter of 2021 and increased clinical pharmacology study activities. Manufacturing costs for the vimseltinib program decreased as a result of increased manufacturing in the prior year period to prepare for the initiation of the MOTION study.
Rebastinib
For the three months ended March 31, 2022 compared to the same period in 2021, expenses related to our rebastinib program decreased primarily as a result of decreases in clinical trial expenses of $3.2 million and manufacturing costs of $1.3 million. The decrease in clinical trial expenses and manufacturing costs was primarily due to the discontinuation of our rebastinib program in the fourth quarter of 2021 following the corporate restructuring implemented in the fourth quarter of 2021.
DCC-3116
For the three months ended March 31, 2022 compared to the same period in 2021, expenses related to our DCC-3116 program increased primarily as a result of increased manufacturing costs of $1.7 million and increased clinical trial expenses of $0.7 million associated with our Phase 1 study of DCC-3116, which we initiated in June 2021.
Preclinical
For the three months ended March 31, 2022 compared to the same period in 2021, the increase in preclinical costs of $1.1 million, was primarily due to increased activities for our early-stage drug discovery programs.
Unallocated Expenses
For the three months ended March 31, 2022 compared to the same period in 2021, the increase in unallocated research and development expenses were primarily associated with increased personnel-related costs of $2.4 million, including increases in stock-based compensation expense of $1.4 million, primarily due stock-based compensation grants issued in the fourth quarter of 2021 in connection with our corporate restructuring, as well as an increase in employee expenses related to our international employees, who were primarily hired in the second half of 2021.
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
Selling, General, and Administrative Expenses
For the three months ended March 31, 2022 compared to the same period in 2021, the decrease in selling, general, and administrative expenses was primarily associated with a decrease in professional and consultant fees of $3.0 million. The decreases in professional and consultant fees were primarily due to a decrease in various advisory fees related to establishing, in the prior year period, a targeted commercial infrastructure and commercialization preparedness in key European markets to support the launch of QINLOCK in Germany, which launched in January 2022, and the post-approval paid access program in France, which received authorization in April 2022.

We anticipate that our selling, general, and administrative expenses will decrease overall due to the cost reduction measures included in the corporate restructuring implemented in the fourth quarter of 2021, despite increased selling, general, and administrative expenses to be incurred related to the launch of QINLOCK in Germany and the post-approval paid access program in France in 2022.
Interest and Other Income, Net
For the three months ended March 31, 2022 compared to the same period in 2021, the decrease in interest and other income, net, was primarily due to decreased interest income on our cash equivalents and marketable securities associated with a decreased balance of our investment holding, offset by foreign currency exchange differences.
Restructuring
In November 2021, we announced a corporate restructuring intended to prioritize clinical development of select programs, streamline commercial operations, maintain a focus on discovery research, and extend our cash runway in 2024.
As a result of the restructuring, we recognized a one-time charge in the fourth quarter of 2021 of approximately $26.2 million. This charge includes approximately $9.8 million of employee-related termination costs and approximately $16.4 million of discontinuation costs such as contract termination fees and non-cancellable commitments related to the rebastinib and ripretinib programs.
The following table summarizes the charges and spending related to the Company’s restructuring efforts during the first quarter of 2022:

(in thousands)	Workforce Reduction	Pipeline Programs	Total
Restructuring reserve as of December 31, 2021	$7,383	$13,408	$20,791
Payments	(6,614)	(3,410)	(10,024)
Restructuring reserve as of March 31, 2022	$769	$9,998	$10,767
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
As a result, we have incurred significant operating losses since our inception. We have generated limited revenue to date primarily from our product sales and under the Zai License Agreement and Zai Supply Agreement. QINLOCK is approved in nine territories for the treatment of fourth-line GIST. During the three months ended March 31, 2022 and 2021, our product revenues were primarily derived from sales of QINLOCK in the U.S. We have also entered into exclusive distributor arrangements to facilitate product sales of QINLOCK in select geographies where we do not currently intend to distribute QINLOCK on our own. During the second quarter of 2021, following the approvals of QINLOCK in the PRC and Hong Kong in March 2021, we also began to recognize royalty revenues under the Zai License Agreement. However, we cannot provide assurance as to what extent we will generate revenue from the commercialization of QINLOCK by us or our partners. We do not expect to generate revenue from sales of any drug candidates in the near future, if at all, unless and until we obtain marketing approval for, and begin to sell, such drug candidates. We may never generate revenues that are significant enough to achieve profitability.
On October 2, 2017, we completed an IPO of our common stock. Since October 2017, we have primarily supported our operations by completing issuances of our common stock through our IPO, subsequent follow-on offerings, including our underwritten public offering announced in April 2022, and an Open Market Sale Agreement℠ (the Sales Agreement) with Jefferies LLC (Jefferies). Through such issuances, we have issued and sold 37,170,625 shares of our common stock and pre-funded warrants to purchase 9,748,761 shares of our common stock resulting in net proceeds of $1.1 billion after deducting underwriting discounts and commissions and other offering expenses.

In August 2020, we entered into the Sales Agreement with Jefferies, pursuant to which we may issue and sell shares of our common stock having aggregate offering proceeds of up to $200.0 million (the Shares) from time to time through Jefferies as our sales agent. Upon delivery of a placement notice and subject to the terms and conditions of the Sales Agreement, Jefferies may sell the Shares by any method permitted by law deemed to be an "at the market offering" as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. We may sell the Shares in amounts and at times to be determined by us from time to time subject to the terms and conditions of the Sales Agreement, but we have no obligation to sell any Shares under the Sales Agreement. We or Jefferies may suspend or terminate the offering of Shares upon notice to the other party and subject to other conditions. On April 26, 2022, we delivered written notice to Jefferies that we were suspending and terminating the prospectus related to our common stock (the ATM Prospectus) issuable pursuant to the Sales Agreement. As a result, we will not make any sales of our securities pursuant to the Sales Agreement, unless and until a new prospectus, prospectus supplement or a new registration statement is filed. Other than the termination of the ATM Prospectus, the Sales Agreement remains in full force and effect.
In April 2022, we entered into an underwriting agreement with J.P. Morgan Securities LLC and Jefferies, as representatives of the several underwriters named therein, relating to the issuance and sale of an aggregate of 7,501,239 shares of our common stock at a public offering price of $10.00 per share of common stock to certain investors. In addition, we offered pre-funded warrants to purchase 9,748,761 shares of our common stock at a purchase price of $9.99 per pre-funded warrant, which equals the public offering price per share of the common stock less the $0.01 exercise price per share of each pre-funded warrant. The offering closed on April 29, 2022, resulting in net proceeds of $163.4 million after deducting underwriting discounts and commissions and other offering expenses.
Cash Flows
As of March 31, 2022, our principal sources of liquidity were cash, cash equivalents, and marketable securities of $275.4 million.
The following table summarizes our sources and uses of cash and cash equivalents for each of the periods presented:

	Three Months Ended March 31,
(in thousands)	2022	2021
Net cash flows used in operating activities	$(51,352)	$(67,682)
Net cash flows provided by investing activities	59,652	123,908
Net cash flows provided by financing activities	83	9,524
Net increase in cash and cash equivalents	$8,383	$65,750
Operating Activities
During the three months ended March 31, 2022 compared to the same period in 2021, net cash flows used in operating activities decreased $16.3 million, primarily resulting from a decrease in our net loss of $14.4 million and increases in net non-cash charges of $3.2 million, primarily due to an increase in share-based compensation of $3.1 million, partially offset by increases in net cash flows related to changes in our operating assets and liabilities of $1.3 million. The increase in net cash flows related to changes in our operating assets and liabilities were generally due to the timing of vendor invoicing and payments, capitalization of inventory and settlement of accounts receivable.
Investing Activities
During the three months ended March 31, 2022 compared to the same period in 2021, net cash flows from investing activities decreased $64.3 million, primarily resulting from a decrease in proceeds from maturities of marketable securities, partially offset by a decrease in purchases of marketable securities and a decrease in purchases of property and equipment.
Financing Activities
During the three months ended March 31, 2022 compared to the same period in 2021, net cash flows provided by financing activities decreased $9.4 million, primarily resulting from a decrease in net proceeds from offerings of our common stock of $8.6 million and a decrease in proceeds from stock option exercises and employee stock purchase plan activity of $0.9 million.

Funding Requirements
Our ability to generate product revenues sufficient to achieve profitability will depend heavily on the successful commercialization of QINLOCK and eventual commercialization of one or more of our drug candidates. Our net loss was $46.9 million for the three months ended March 31, 2022 and $300.0 million for the year ended December 31, 2021. As of March 31, 2022, we had an accumulated deficit of $1.1 billion. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We expect that our expenses and capital requirements will increase in connection with our ongoing activities, particularly as we:
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
We believe that our cash, cash equivalents, and marketable securities as of March 31, 2022 of $275.4 million, together with anticipated product, royalty, and supply revenues, and the net proceeds from our underwritten public offering completed in April 2022, but excluding any potential future milestone payments under our collaboration or license agreements will enable us to fund our operating expenses and capital expenditure requirements into 2025. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.
Contractual Obligations and Commitments
As of March 31, 2022, there have been no material changes to our contractual obligations and commitments outside the ordinary course of business from those that were presented in our Form 10-K for the year ended December 31, 2021.
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
Item 3.    Quantitative and Qualitative Disclosures about Market Risk.
For the Company’s disclosures about market risk, please see “Part II—Item 7A—Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Form 10-K for the year ended December 31, 2021 on file with the SEC. There have been no material changes to the Company’s disclosures about market risk in Part II—Item 7A of the Company’s Form 10-K for the year ended December 31, 2021 on file with the SEC.
Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
To date, we have not generated sufficient revenue to result in a profit from the sale of products. On May 15, 2020, QINLOCK was approved in the U.S. by the FDA for the treatment of adult patients with advanced GIST who have received prior treatment with three or more kinase inhibitors, including imatinib. Our business currently depends heavily on our ability to successfully commercialize QINLOCK as a treatment for GIST in the U.S., key European markets, and in other jurisdictions where we may obtain marketing approval. In November 2021, we announced that the European Commission (EC) approved QINLOCK in the EU for the treatment of adult patients with advanced GIST who have received prior treatment with three or more kinase inhibitors, including imatinib. We launched QINLOCK in Germany in January 2022, representing our first European launch of QINLOCK, and received authorization for a post-approval paid access program in France in April 2022. Following the corporate restructuring announced in November 2021, we will maintain a limited direct commercial presence that will support the launch of QINLOCK in two key markets, Germany and France, and plan to provide access to QINLOCK in additional European countries through other channels. This process is conducted on a country-by-country basis and is time-consuming and complex, and we may not be successful in obtaining reimbursements and other approvals in a timely manner with acceptable terms, or at all. Furthermore, we may never be able to successfully commercialize our product or meet our expectations with respect to revenues. We have never marketed, sold, or distributed for commercial use any pharmaceutical product other than QINLOCK in fourth-line GIST and have a limited history of commercial sales. There is no guarantee that the infrastructure, systems, processes, policies, relationships, and materials we have built for the commercialization of QINLOCK in the U.S. in GIST, or those for the commercialization of QINLOCK in key European markets in GIST, will be sufficient for us to achieve success at the levels we expect. Furthermore, there is no guarantee that we will be able to expand patient access to QINLOCK in other European countries through any channels that we may pursue.

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
While we are commercializing QINLOCK in the U.S. in fourth-line and fourth-line plus GIST, and initiating the launch of QINLOCK in Germany and the post-approval paid access program in France, we have limited experience as a commercial company and there is limited information about our ability to successfully overcome many of the risks and uncertainties encountered by companies commercializing drugs in the biopharmaceutical industry. To execute our business plan, in addition to successfully marketing and selling QINLOCK, we will need to successfully:
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
•the federal Physician Payments Sunshine Act (Sunshine Act), created under the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the ACA), and its implementing regulations, which require manufacturers of drugs, devices, biologicals, and medical supplies for which payment is available under Medicare, Medicaid, or the Children's Health Insurance Program (with certain exceptions) to report annually to the U.S. Department of Health and Human Services (HHS) under the Open Payments Program, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors), and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Effective January 1, 2022, these reporting obligations extended to include transfers of value made to certain non-physician providers such as physician assistants and nurse practitioners. In addition, many states also require the reporting of payments or other transfers of value. Many of these state laws differ from each other in significant ways, are often not pre-empted, and may have a more prohibitive effect than the Sunshine Act, thus further complicating compliance efforts; and
•analogous state and foreign laws and regulations, such as state and foreign anti-kickback, false claims, consumer protection, and unfair competition laws which may apply to pharmaceutical business practices, including but not limited to, research, distribution, sales, and marketing arrangements as well as submitting claims involving healthcare items or services reimbursed by any third-party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry's voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government that otherwise restricts payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to file reports with states regarding pricing and marketing information, such as the tracking and reporting of gifts, compensations, and other remuneration and items of value provided to healthcare professionals and entities; state and local laws requiring the registration of pharmaceutical sales representatives; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and are often not pre-empted by HIPAA, thus complicating compliance efforts.
In the U.S., to help patients afford our approved product, we may utilize programs to assist them, including patient assistance programs and co-pay coupon programs for eligible patients. Government enforcement agencies have shown increased interest in pharmaceutical companies' product and patient assistance programs, including reimbursement support services, and a number of investigations into these programs have resulted in significant civil and criminal settlements. On December 2, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Medicare Part D (Part D), either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to court order, the removal and addition of the aforementioned safe harbors were delayed and recent legislation imposed a moratorium on implementation of the rule until January 1, 2026. Further, on December 31, 2020, the Centers for Medicare & Medicaid Services (CMS) published a new rule, effective January 1, 2023, requiring manufacturers to ensure the full value of co-pay assistance is passed on to the patient or these dollars will count toward the Average Manufacturer Price and Best Price calculation of the drug. On May 21, 2021, the Pharmaceutical Research and Manufacturers of America (PhRMA) sued the HHS in the U.S. District Court for the District of Columbia, to stop the implementation of the rule claiming that the rule contradicts federal law surrounding Medicaid rebates. It is unclear how the outcome of this litigation will affect the rule. In addition, at least one insurer has directed its network pharmacies to no longer accept co-pay coupons for certain specialty drugs the insurer identified. Our co-pay coupon programs could become the target of similar insurer actions. In addition, in November 2013, the CMS issued guidance to the issuers of qualified health plans sold through the ACA's marketplaces encouraging such plans to reject patient cost-sharing support from third parties and indicating that the CMS intends to monitor the provision of such support and may take regulatory action to limit it in the future. The CMS subsequently issued a rule requiring individual market qualified health plans to accept third-party premium and cost-sharing payments from certain government-related entities. In September 2014, the Office of Inspector General (OIG) of the HHS issued a Special Advisory Bulletin warning manufacturers that they may be subject to sanctions under the federal anti-kickback statute and/or civil monetary penalty laws if they do not take appropriate steps to exclude Part D beneficiaries from using co-pay coupons. Accordingly, companies exclude these Part D beneficiaries from using co-pay coupons. It is possible that changes in insurer policies regarding co-pay coupons and/or the introduction and enactment of new legislation or regulatory action could restrict or otherwise negatively affect these patient support programs, which could result in fewer patients using affected products, and therefore could have a material adverse effect on our sales, business, and financial condition.
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
The ACA requires pharmaceutical manufacturers of branded prescription drugs to pay a branded prescription drug fee to the federal government. Each such manufacturer is required to pay a prorated share of the branded prescription drug fee of $4.1 billion in 2018 and $2.8 billion in each year thereafter, based on the dollar value of its branded prescription drug sales to certain federal programs identified in the law. The ACA also expanded the Public Health Service's 340B Drug Pricing Program (340B program (described below)), to include additional types of covered entities. We will participate in the 340B program for QINLOCK and any of our drug candidates for which we receive approval. Federal law requires that any company that participates in the Medicaid rebate program also participate in the 340B program in order for federal funds to be available for the manufacturer's drugs under Medicaid. The 340B program requires participating manufacturers to agree to charge statutorily defined covered entities no more than the 340B "ceiling price" for the manufacturer's covered outpatient drugs. In addition, in order to be eligible to have its products paid for with federal funds under the Medicaid programs and purchased by certain federal grantees and agencies, a manufacturer also must participate in the Department of Veterans Affairs Federal Supply Schedule (FSS) pricing program, established by Section 603 of the Veterans Health Care Act of 1992. Under this program, the manufacturer is obligated to make products available for procurement on an FSS contract and charge a price to four federal agencies—the Department of Veterans Affairs, the Department of Defense, the Public Health Service, and the Coast Guard—that is at least 24% less than the Non-Federal Average Manufacturing Price (non-FAMP) for the prior fiscal year.
The requirements under the 340B and FSS programs, and the extent to which eligible patients utilize our patient assistance programs, could reduce the revenue we may generate and could adversely affect our business and operating results.
Additionally, we may develop companion diagnostic tests for use with our drug or drug candidates. We, or our collaborators, may be required to obtain coverage and reimbursement for these tests separate and apart from the coverage and reimbursement we seek for our drug and drug candidates, if approved. Even if we obtain regulatory approval or clearance for such companion diagnostics, there is significant uncertainty regarding our ability to obtain coverage and adequate reimbursement for the same reasons applicable to our drug or drug candidates. Medicare reimbursement methodologies, whether under Medicare Part A (Part A), Medicare Part B (Part B), or clinical laboratory fee schedule may be amended from time to time, and we cannot predict what effect any change to these methodologies would have on any drug, drug candidate, or companion diagnostic for which we receive approval. Our inability to promptly obtain coverage and adequate reimbursement from both third-party payors for the companion diagnostic tests that we develop and for which we obtain regulatory approval could have a material and adverse effect on our business, financial condition, results of operations, and prospects.
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
The U.K.'s exit from the EU may have a negative effect on our business and increase our regulatory burden of conducting business in the U.K. and EU.
On June 23, 2016, the U.K. held a referendum in which voters approved an exit from the EU, commonly referred to as “Brexit.” During the Brexit transition period, which ended on December 31, 2020, the U.K. continued to follow all of the EU's rules and maintained its current trading relationship with the EU. In December 2020, the U.K. and EU signed the EU-U.K. Trade and Cooperation Agreement (TCA), which became provisionally applicable on January 1, 2021 and has been formally applicable since May 1, 2021. The TCA sets out the arrangements between the U.K. and EU on trade in certain areas (e.g. goods and some services, energy, fisheries, social security coordination), however there are still key aspects of the U.K.’s relationship with the EU which are not covered by the TCA, such as in respect of financial services. The withdrawal will, among other outcomes, disrupt the free movement of goods, services and people between the U.K. and the EU, and result in increased legal and regulatory complexities, as well as potential higher costs of conducting business in Europe. Until there is greater understanding on how the terms of the TCA will take effect in the long-term, and until the terms of other potential agreements that the U.K. may eventually enter into with the EU are known, it is not possible to determine the extent of the impact that the U.K.'s departure from the EU and/or any related matters may have on us; however, any of these effects of Brexit, and others we cannot anticipate, could adversely affect our business, business opportunities, results of operations, financial condition, and cash flows. Likewise, similar actions taken by European and other countries in which we operate could have a similar or even more profound impact.
For example, the TCA includes limited specific provisions concerning medicinal products, primarily regarding the mutual recognition of good manufacturing practice (GMP) inspections of manufacturing facilities for medicinal products and GMP documents issued, but does not foresee wholesale mutual recognition of U.K. and EU pharmaceutical regulations. Since the regulatory framework in the U.K. covering the quality, safety and efficacy of medicinal products, clinical trials, marketing authorizations, commercial sales and distribution of medicinal products is derived from EU directives and regulations, Brexit could materially impact the future regulatory regime with respect to the approval of our current or future product candidates in Great Britain (GB) now that the legislation has the potential to diverge from EU legislation. For instance, GB (under the Northern Ireland Protocol, the EU regulatory framework will continue to apply in Northern Ireland and centralized EU authorizations will continue to be recognized) will now no longer be covered by the centralized procedure for obtaining marketing authorizations for medicinal products which are valid throughout the European Economic Area (EEA) (which comprises the 27 member states that comprise the EU (the Member States) plus Norway, Iceland, and Liechtenstein), and a separate process for authorization of drug products will be required in GB, resulting in an authorization covering the U.K. or GB only.
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
In addition, Utah recently, became the fourth state to enact a comprehensive privacy law when Governor Cox signed the Utah Consumer Privacy Act into law on March 24, 2022. With bills proposed in many other jurisdictions, it remains quite possible that other states will follow suit. New privacy and data security laws have been proposed in more than half of the states in the U.S. and in the U.S. Congress, reflecting a trend toward more stringent privacy legislation in the U.S., which trend may accelerate with the new U.S. presidential administration. The existence of comprehensive privacy laws in different states in the country will make our compliance obligations more complex and costly and may require us to modify our data processing practices and policies and to incur substantial costs and potential liability in an effort to comply with such legislation.
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
In addition, we must also ensure that we maintain adequate safeguards to enable the transfer of personal data outside of the EEA or the U.K., in particular to the U.S., in compliance with European and U.K. data protection laws. We expect that we will continue to face uncertainty as to whether our efforts to comply with our obligations under European privacy laws will be sufficient. In some cases, we rely upon the standard contractual clauses to legitimize transfers of personal data out of Europe. On June 4, 2021, the EC issued new forms of standard contractual clauses for data transfers from controllers or processors in the EEA (or otherwise subject to the GDPR) to controllers or processors established outside the EEA (and not subject to the GDPR). The new forms of standard contractual clauses will replace the standard contractual clauses that were adopted previously under the Data Protection Directive. The U.K. is not subject to the EC's new standard contractual clauses but has published its own transfer mechanism, the International Data Transfer Agreement, which enables transfers from the U.K. We will be required to transition to the new forms of standard contractual clauses and doing so will require significant effort and cost. The new standard contractual clauses may also impact our business as companies based in Europe and the U.K. may be reluctant to utilize the new clauses to legitimize transfers of personal information to third countries given the burdensome requirements of transfer impact assessments and the substantial obligations that the new standard contractual clauses impose upon exporters. On June 28, 2021, the EC announced a decision of “adequacy” concluding that the U.K. ensures an equivalent level of data protection to the GDPR, which provides some relief regarding the legality of continued personal data flows from the EEA to the U.K. Some uncertainty remains, however, as this adequacy determination must be renewed after four years and may be modified or revoked in the interim. The U.K. Government has confirmed that transfers from the U.K. to the EEA may currently continue to flow freely. Changes with respect to any of these matters may lead to additional costs and increase our overall risk exposure. In addition, although EU and U.S. negotiators have recently announced an agreement on a successor to the invalidated Privacy Shield, there remains much to be worked out before this program becomes a valid transfer mechanism.
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
In China, there have also been recent significant developments concerning privacy and data security. On June 10, 2021, the Standing Committee of the PRC National People’s Congress published the Data Security Law of the People’s Republic of China (Data Security Law), which took effect on September 1, 2021. The Data Security Law requires data processing (which includes the collection, storage, use, processing, transmission, provision and publication of data), to be conducted in a legitimate and proper manner. The Data Security Law imposes data security and privacy obligations on entities and individuals carrying out data processing activities and also introduces a data classification and hierarchical protection system based on the importance of data in economic and social development and the degree of harm it may cause to national security, public interests, or legitimate rights and interests of individuals or organizations if such data are tampered with, destroyed, leaked, illegally acquired or illegally used. The appropriate level of protection measures is required to be taken for each respective category of data.
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
Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.
Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. Portions of our future clinical trials may be conducted outside of the U.S. and unfavorable economic conditions resulting in the weakening of the U.S. dollar would make those clinical trials more costly to operate. In addition, regarding the current conflict in Ukraine, while we do not have any clinical trial sites or operations in Ukraine or Russia, if the current conflict expands into the region continues, resulting heightened economic sanctions from the United States and the international community, in addition to environmental regulations, could limit our ability to procure or use certain materials or manufacturing slots for the products needed for our clinical trials, which could lead to delays in these trials. Furthermore, the most recent global financial crisis caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn (including inflation or uncertainty caused by political violence and chaos) could result in a variety of risks to our business, including a reduced ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy or international trade disputes could also strain our suppliers, some of which are located outside of the U.S., possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.
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
Specifically, there are a large number of pharmaceutical and biotechnology companies developing or marketing treatments for cancer that would be competitive with QINLOCK and the drug candidates we are developing, if such drug candidates are approved. Many of these companies are developing cancer therapeutics that are also kinase inhibitors. Although there are currently marketed drugs that have activity in GIST through their targeting of primary and secondary KIT mutants, other than avapritinib for GIST PDGFRA exon 18 mutations only, no currently marketed drug directly targets certain secondary resistance mutations in KIT and PDGFRA, and no currently marketed drug provides coverage of all KIT and PDGFRA mutants. With respect to QINLOCK, there are a number of large pharmaceutical companies and biotechnology companies marketing small molecule drugs or biologic drugs for the treatment of GIST, including Blueprint Medicines Corporation, Novartis AG (Novartis), Pfizer, Inc., and Bayer AG. We are also aware of pharmaceutical and biotechnology companies developing drugs for the treatment of GIST including AB Sciences S.A., Arog Pharmaceuticals, Inc. (Arog), Chia Tai Tianqing Pharmaceutical Group CO.(CTTPG), LTD, Cogent Biosciences, Inc. (Cogent), Daiichi Sankyo Company, Limited (Daiichi), Exelixis, Inc., Immunicum AB (Immunicum), Jiangsu HengRui, Inc. (Jiangsu), Merck KGaA, Ningbo Tai Kang Medical Technology Co. Ltd, (NTKMT), Novartis, Taiho Pharmaceutical Co. Ltd, Theseus Pharmaceuticals (Theseus), and Xencor, Inc. Several of these programs are in clinical studies, including but not limited to Arog, CTTPG, Cogent, Immunicum, Jiangsu, NTKMT, and Theseus. Further, there are numerous companies marketing or developing antibodies and small molecules targeting CSF1R inhibitors for TGCT that we are seeking to target with our vimseltinib program, including Abbisko Therapeutics Co., Ltd., AmMax Bio, Inc., Daiichi, SynOx Therapeutics Ltd, and HUTCHMED (China) Limited. These programs are also in clinical studies for TGCT. In addition, pexidartinib is the only FDA approved product, which is indicated for the treatment of adult patients with symptomatic TGCT associated with severe morbidity or functional limitations and not amenable to improvement with surgery. With respect to DCC-3116, an ULK inhibitor designed to address mutant RAS and RAF cancers that entered a Phase 1 clinical study in the second quarter of 2021, we are aware of other companies that are advancing programs targeting ULK, including Endeavor Biomedicines, Inc., Erasca, Inc., Txinno Bioscience Inc. and Ailon Pharma Oy.
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
The total addressable market opportunity for QINLOCK, vimseltinib, and DCC-3116, and any other drug candidates we may develop will ultimately depend upon, among other things, the diagnosis criteria included in the final label for our current and future drugs for sale for these indications, acceptance by the medical community and patient access, drug pricing, and reimbursement. The number of patients in our targeted commercial markets and elsewhere may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our drug, or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our results of operations and our business.
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
Following the FDA approval of QINLOCK in May 2020, we commenced commercial sales of QINLOCK in the U.S. In addition, our partner, Zai, obtained regulatory approval to market QINLOCK in the PRC and Hong Kong in March 2021 and Taiwan in September 2021. Following EC approval in November 2021, we launched QINLOCK in Germany and received authorization for a post-approval paid access program in France. In order to market and sell QINLOCK, or any future products in other jurisdictions, we or our partners must obtain separate marketing approvals in applicable foreign jurisdictions and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing as well as additional information and filings. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the U.S. generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the U.S., it is required that the product be approved for reimbursement before the product can be approved for sale in that country. We may not (and/or our partners, as applicable, may not) obtain approvals from regulatory authorities outside the U.S. on a timely basis, if at all, or may not be successful in seeking and obtaining favorable local reimbursement and pricing approvals, particularly in light of the impact of COVID-19 on the global economy. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the U.S. does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. Except for QINLOCK in select countries where we have received approval, we, or our partners, may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our products in any market outside the U.S.
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
The FDA and other federal and state agencies, including the Department of Justice, closely regulate compliance with all requirements governing prescription drug products, including requirements pertaining to marketing and promotion of drugs in accordance with the provisions of the approved labeling and manufacturing of products in accordance with cGMP requirements. Violations of such requirements may lead to investigations alleging violations of the Federal Food, Drug and Cosmetic Act (FDCA) and other statutes, including the FCA and other federal and state healthcare fraud and abuse laws as well as state consumer protection laws. Our failure to comply with all regulatory requirements, and later discovery of previously unknown adverse events or other problems with our products, manufacturers, or manufacturing processes, may yield various results, including:
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
We currently have several drug candidates in varying stages of clinical development, including DCC-3116 in a Phase 1 study in patients with advanced or metastatic tumors with a RAS or RAF mutation, and vimseltinib in a Phase 3 study in patients with TGCT, and the risk of failure is high. We are unable to predict when or if any of our drug candidates will prove effective or safe in humans or will obtain marketing approval. Before obtaining marketing approval from regulatory authorities for the sale of any drug candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our drug candidates in humans. Clinical testing is expensive, difficult to design and implement, and can take many years to complete and is uncertain as to the outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, interim or preliminary results of a clinical trial do not necessarily predict final results, and results for one indication may not be predictive of the success in additional indications. In particular, the small number of patients in our early clinical trials may make the results of these trials less predictive of the outcome of later clinical trials. For example, in November 2021, we announced that the INTRIGUE study did not meet the primary endpoint of improved PFS compared with the standard of care sunitinib despite initially observing encouraging preliminary data in our Phase 1 study of QINLOCK in second-line GIST. In addition, although we observed encouraging preliminary efficacy results including ORR (best response) in our Phase 1/2 study of vimseltinib in TGCT, the assessments of efficacy from the Phase 1/2 study of vimseltinib were not designed to demonstrate statistical significance and may not be predictive of the results of further clinical trials of vimseltinib, including our ongoing Phase 3 MOTION study for vimseltinib. These factors also apply to the earlier-stage trials for our drug candidates, such as the Phase 1 study of DCC-3116.
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
•the cost of clinical trials for our drug or drug candidates may be greater than we anticipate, particularly in light of the uncertainties associated with the COVID-19 pandemic; and

•the supply or quality of our drug or drug candidates or other materials necessary to conduct clinical trials may be insufficient or inadequate and result in delays or suspension of our clinical trials, including those caused by the COVID-19 pandemic.
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
Our drug candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale, and distribution are subject to comprehensive regulation by the FDA and other regulatory agencies in the U.S., the EMA and national competent authorities of the Member States in the EU, and the China NMPA and similar regulatory authorities outside the U.S. Failure to obtain marketing approval for a drug candidate will prevent us from commercializing the drug candidate. Our drug candidates are in the varying stages of clinical development and are subject to the risks of failure inherent in drug development. We have only received marketing authorization for QINLOCK in the U.S., Europe, and other select jurisdictions, and have not received marketing authorization for any of our drug candidates from regulatory authorities in any jurisdiction. We have only limited experience in conducting and managing clinical trials, and in submitting and supporting the applications necessary to seek marketing approvals and expect to rely on third-party CROs to assist us in this process. Securing marketing approval requires the submission of extensive nonclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the drug candidate's safety and efficacy. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. Our drug candidates may not be effective, may be only moderately effective, or may prove to have undesirable or unintended side effects, toxicities, or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use.
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

Risks Related to the COVID-19 Pandemic
The ongoing pandemic of COVID-19, including recurring surges and waves of infection, and the future outbreak of other highly infectious or contagious diseases, could seriously harm our research, development and commercialization efforts, increase our costs and expenses and have a material adverse effect on our business, financial condition, and results of operations.
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
•We are currently conducting numerous clinical studies. We believe that the COVID-19 pandemic has had, and will likely continue to have, an impact on various aspects of our ongoing clinical trials. For example, some clinical trial sites have imposed restrictions on site visits by sponsors and CROs, the initiation of new trials, and new patient enrollment to protect both site staff and patients from possible COVID-19 exposure and to focus medical resources on patients suffering from COVID-19. While all our studies remain open, enrollment has slowed at some sites, some sites may in the future temporarily pause enrollment of new patients. We have provided guidance to all of our clinical trial sites that new patient enrollment may occur at sites where resources allow these patients to be safely enrolled and closely monitored.
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
•Health regulatory agencies globally may experience disruptions in their operations as a result of the evolving COVID-19 pandemic. The FDA and comparable foreign regulatory agencies may have slower response times or be under-resourced and, as a result, review, inspection, and other timelines may be materially delayed. For example, as of May 26, 2021, the FDA noted that it is continuing to ensure timely reviews of applications for medical products during the COVID-19 pandemic in line with its user fee performance goals. However, it is possible that the FDA may not be able to continue its current pace and approval times could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the ongoing COVID-19 pandemic and travel restrictions FDA is unable to complete such required inspections during the review period. Since March 2020, when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring, and pre-approval inspections on a prioritized basis. In April 2021, the FDA issued guidance for the industry formally announcing plans to employ remote interactive evaluations, using risk management methods, to meet user fee commitments and goal dates. The FDA has developed a rating system to assist in determining when and where it is safest to conduct prioritized domestic inspections. In July 2021, the FDA began the gradual transition into standard operational levels for domestic surveillance inspections. In November 2021, the FDA announced that it is currently developing a plan for resuming prioritized foreign inspections, including surveillance and application-related inspections, starting in February 2022. As of September 2021, ongoing travel restrictions and other uncertainties continue to impact oversight operations. The FDA is continuing to complete mission-critical work, prioritize other higher-tiered inspectional needs (e.g., for-cause inspections), and carry out surveillance inspections using risk-based approaches for evaluating public health. Should the FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the FDA has stated that it generally intends to issue a complete response letter or defer action on the application until an inspection can be completed. During the COVID-19 public health emergency, a number of companies announced receipt of complete response letters due to the FDA's inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. It is unknown how long these disruptions could continue, were they to occur. Any elongation or de-prioritization of our clinical trials or delay in regulatory review or inspection resulting from such disruptions could materially affect the development and study of our drug candidates.
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
Investment in pharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We were formed and commenced operations in 2003. Other than QINLOCK, we have no approved products for commercial sale and have not generated sufficient revenue to result in a profit from product sales. We continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we have never been profitable and have incurred losses in each year since inception. For the three months ended March 31, 2022 and the year ended December 31, 2021, we reported net losses of $46.9 million and $300.0 million, respectively. As of March 31, 2022, we had an accumulated deficit of $1.1 billion.
Since our inception, we have focused substantially all of our efforts and financial resources on developing our proprietary compound library, including, without limitation, the preclinical and clinical development of QINLOCK and our drug candidates and, more recently, establishing a commercial infrastructure. On May 15, 2020, QINLOCK was approved by the FDA for the treatment of adult patients with advanced GIST who have received prior treatment with three or more kinase inhibitors, including imatinib. Except for QINLOCK, all of our drug candidates, including vimseltinib and DCC-3116, are still in clinical stages of development. To date, we have not generated sufficient revenue to result in a profit from the product sales of QINLOCK and have funded our operations primarily with proceeds from the sales of our common stock in public offerings and under the Sales Agreement, sales of preferred shares, proceeds from the issuance of convertible notes, payments received under a concluded collaboration agreement, upfront and milestone payments received under our license agreement with Zai, borrowings under a repaid construction loan, and research and development grants from the Kansas Bioscience Authority. Since our inception, we received an aggregate of $1.3 billion in net proceeds from such transactions. As of March 31, 2022, our cash, cash equivalents, and marketable securities were $275.4 million.
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
We believe that our cash, cash equivalents, and marketable securities as of March 31, 2022, together with anticipated product, royalty, and supply revenues, but excluding any potential future milestone payments under our collaboration or license agreements will enable us to fund our operating expenses and capital expenditure requirements into 2024. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.
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
As of March 31, 2022, our executive officers and directors, combined with our stockholders who own more than 10% of our outstanding capital stock, beneficially own shares, in the aggregate, representing approximately 42% of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to exert significant influence over all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would have significant influence over the election of directors and approval of any merger, consolidation, or sale of all or substantially all of our assets. This concentration of ownership control may:
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
Our stock price is likely to be volatile. The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. Our common stock is currently quoted on the Nasdaq Global Select Market under the symbol "DCPH." Since our common stock began trading on the Nasdaq Global Select Market on September 28, 2017, our stock has traded at prices as low as $6.51 per share and as high as $71.11 per share through March 31, 2022. Market prices for our common stock will be influenced by a number of factors, including:
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
Moreover, our ability to protect and enforce our intellectual property rights may be adversely affected by unforeseen changes in foreign intellectual property laws. Additionally, laws of some countries outside of the U.S. and Europe do not afford intellectual property protection to the same extent as the laws of the U.S. and Europe. Many companies have encountered significant problems in protecting and defending intellectual property rights in certain foreign jurisdictions. The legal systems of some countries, including India, China other developing countries, and Russia do not favor the enforcement of patents and other intellectual property rights, particularly those relating to biotechnology products and/or intellectual property rights owned by U.S. entities, which could make it difficult for us to stop the infringement, misappropriation, or other violation of our patents or other intellectual property rights. For example, many foreign countries have compulsory licensing laws under which a patent owner must grant licenses to third parties. Consequently, we may not be able to prevent third parties from practicing our inventions in certain countries outside the U.S. and Europe. In addition, many countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of such patent. If we are forced to grant a license to third parties with respect to any patents relevant to our business, our competitive position may be impaired, and our business, financial condition, results of operations, and prospects may be adversely affected.
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

DECIPHERA PHARMACEUTICALS, INC.

Date: May 4, 2022	By:	/s/ Thomas P. Kelly
Thomas P. Kelly Chief Financial Officer (Principal Financial and Accounting Officer)