Form 10-Q
period 2022-06-30
Deciphera Pharmaceuticals, Inc.
filed 2022-08-04
CIK 1654151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 29, 2022, there were 66,822,086 shares of Common Stock, $0.01 par value per share, outstanding.

Deciphera Pharmaceuticals, Inc.

SUMMARY OF MATERIAL RISKS ASSOCIATED WITH OUR BUSINESS
Our business is subject to numerous risks and uncertainties that you should be aware of before making an investment decision. These risks include, but are not limited to, the following:
•Our corporate strategy and restructuring plan may not be successful.
•There is no assurance that our commercialization efforts with respect to QINLOCK® (ripretinib), referred to as QINLOCK, including, without limitation, our launch of QINLOCK in Germany and a post-approval paid access program in France, will be successful or that we will be able to generate revenues at the levels or on the timing we expect, or at levels or on the timing necessary to support our goals.
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
•the success and cost of our plans to research, develop, and commercialize our drug candidates, including the timing of our product development activities and clinical trials, including the timing of our investigational new drug (IND) applications, and clearance thereof, for any other drug candidates;
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
•our commercial preparedness efforts and our ability to successfully commercially launch, or where permitted otherwise provide access to, our drug or drug candidates, if and when they are approved or receive pricing or reimbursement approval;
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
•the impact of global economic and political developments on our business, including rising inflation and capital market disruptions, the current conflict in Ukraine, economic sanctions and economic slowdowns or recessions, including any that may result from such developments and the continuing COVID-19 pandemic, which could harm our commercialization efforts for QINLOCK as well as the value of our common stock and our ability to access capital markets;
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

PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements.
Deciphera Pharmaceuticals, Inc.
Consolidated Balance Sheets
(Unaudited, in thousands, except share and per share amounts)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$109,698	$87,063
Short-term marketable securities	274,149	198,571
Accounts receivable, net	25,851	20,595
Inventory	20,889	14,125
Prepaid expenses and other current assets	17,944	18,660
Total current assets	448,531	339,014
Long-term marketable securities	9,208	41,950
Long-term investments—restricted and other long-term assets	3,269	3,110
Property and equipment, net	7,353	8,610
Operating lease assets	38,676	36,800
Total assets	$507,037	$429,484
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$16,229	$13,130
Accrued expenses and other current liabilities	55,214	80,773
Operating lease liabilities	3,102	2,870
Total current liabilities	74,545	96,773
Operating lease liabilities, net of current portion	27,481	27,991
Total liabilities	102,026	124,764
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, $0.01 par value per share; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value per share; 125,000,000 shares authorized; 66,815,511 shares and 58,549,644 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	668	585
Additional paid-in capital	1,549,996	1,358,516
Accumulated other comprehensive income (loss)	(1,268)	51
Accumulated deficit	(1,144,385)	(1,054,432)
Total stockholders' equity	405,011	304,720
Total liabilities and stockholders' equity	$507,037	$429,484
The accompanying notes are an integral part of these consolidated financial statements.

Deciphera Pharmaceuticals, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Product revenues, net	$31,497	$22,048	$60,306	$42,010
Collaboration revenues	997	1,525	1,411	6,719
Total revenues	32,494	23,573	61,717	48,729
Cost and operating expenses:
Cost of sales	1,799	1,275	2,181	1,497
Research and development	44,858	59,984	92,270	115,665
Selling, general, and administrative	29,625	32,828	57,946	63,575
Total cost and operating expenses	76,282	94,087	152,397	180,737
Loss from operations	(43,788)	(70,514)	(90,680)	(132,008)
Other income (expense):
Interest and other income, net	727	81	727	277
Total other income (expense), net	727	81	727	277
Net loss	$(43,061)	$(70,433)	$(89,953)	$(131,731)

Net loss per share—basic and diluted	$(0.60)	$(1.21)	$(1.31)	$(2.28)
Weighted average common shares outstanding—basic and diluted	72,133,428	57,987,095	68,441,998	57,867,795

Comprehensive loss:
Net loss	$(43,061)	$(70,433)	$(89,953)	$(131,731)
Other comprehensive income (loss):
Unrealized losses on marketable securities	(657)	(53)	(1,197)	(23)
Currency translation adjustment	(48)	36	(122)	38
Total other comprehensive income (loss)	(705)	(17)	(1,319)	15
Total comprehensive loss	$(43,766)	$(70,450)	$(91,272)	$(131,716)
The accompanying notes are an integral part of these consolidated financial statements.

Deciphera Pharmaceuticals, Inc.
Consolidated Statements of Stockholders' Equity
(Unaudited, in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, March 31, 2022	58,697,263	$586	$1,372,866	$(563)	$(1,101,324)	$271,565
Issuance of common stock and pre-funded warrants, net of underwriting discounts, commissions and offering costs	7,501,239	75	163,278	—	—	163,353
Issuance of common stock upon pre-funded warrant exercise	317,316	3	—	—	—	3
Issuance of common stock under stock option and incentive and employee stock purchase plans	299,693	4	864	—	—	868
Stock-based compensation expense	—	—	12,988	—	—	12,988
Other comprehensive income (loss)	—	—	—	(705)	—	(705)
Net loss	—	—	—	—	(43,061)	(43,061)
Balance, June 30, 2022	66,815,511	$668	$1,549,996	$(1,268)	$(1,144,385)	$405,011

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2021	58,549,644	$585	$1,358,516	$51	$(1,054,432)	$304,720
Issuance of common stock and pre-funded warrants, net of underwriting discounts, commissions and offering costs	7,501,239	75	163,278	—	—	163,353
Issuance of common stock upon pre-funded warrant exercise	317,316	3	—	—	—	3
Issuance of common stock under stock option and incentive and employee stock purchase plans	447,312	5	946	—	—	951
Stock-based compensation expense	—	—	27,256	—	—	27,256
Other comprehensive income (loss)	—	—	—	(1,319)	—	(1,319)
Net loss	—	—	—	—	(89,953)	(89,953)
Balance, June 30, 2022	66,815,511	$668	$1,549,996	$(1,268)	$(1,144,385)	$405,011

Deciphera Pharmaceuticals, Inc.
Consolidated Statements of Stockholders' Equity
(Unaudited, in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, March 31, 2021	57,901,020	$579	$1,318,157	$43	$(815,766)	$503,013
Issuance of common stock under stock option and incentive and employee stock purchase plans	132,964	1	1,721	—	—	1,722
Stock-based compensation expense	—	—	12,371	—	—	12,371
Other comprehensive income (loss)	—	—	—	(17)	—	(17)
Net loss	—	—	—	—	(70,433)	(70,433)
Balance, June 30, 2021	58,033,984	$580	$1,332,249	$26	$(886,199)	$446,656

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2020	57,596,144	$576	$1,297,557	$11	$(754,468)	$543,676
Issuance of common stock, net of underwriting discounts, commissions and offering costs	172,094	2	8,546	—	—	8,548
Issuance of common stock under stock option and incentive and employee stock purchase plans	265,746	2	2,656	—	—	2,658
Stock-based compensation expense	—	—	23,490	—	—	23,490
Other comprehensive income (loss)	—	—	—	15	—	15
Net loss	—	—	—	—	(131,731)	(131,731)
Balance, June 30, 2021	58,033,984	$580	$1,332,249	$26	$(886,199)	$446,656
The accompanying notes are an integral part of these consolidated financial statements.

Deciphera Pharmaceuticals, Inc.
Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(89,953)	$(131,731)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Stock-based compensation expense	27,256	23,490
Depreciation expense	1,603	1,475
Noncash lease expense	1,954	1,675
Net amortization (accretion) of premium (discounts) on marketable securities	222	847
Changes in operating assets and liabilities:
Accounts receivable	(5,397)	(4,712)
Inventory	(6,911)	(4,156)
Prepaid expenses and other current assets	(1,992)	(2,489)
Other long-term assets	(160)	—
Accounts payable	3,136	1,711
Accrued expenses and other current liabilities	(25,212)	(4,536)
Operating lease liabilities	(1,422)	(1,223)
Net cash flows used in operating activities	(96,876)	(119,649)
Cash flows from investing activities:
Purchases of marketable securities	(181,885)	(212,121)
Maturities of marketable securities	137,630	260,612
Sales of marketable securities	—	16,033
Purchases of property and equipment	(287)	(1,069)
Net cash flows (used in) provided by investing activities	(44,542)	63,455
Cash flows from financing activities:
Proceeds from offerings of common stock and pre-funded warrants, net of underwriting discounts and commissions	163,778	8,588
Proceeds from pre-funded warrant exercise	3	—
Payments of offering costs	(425)	(40)
Proceeds from stock option exercises and employee stock purchase plan	951	2,658
Net cash flows provided by financing activities	164,307	11,206
Net increase (decrease) in cash and cash equivalents	22,889	(44,988)
Effect of exchange rate changes on cash and cash equivalents	(254)	38
Cash and cash equivalents at beginning of period	87,063	135,897
Cash and cash equivalents at end of period	$109,698	$90,947
The accompanying notes are an integral part of these consolidated financial statements.

Deciphera Pharmaceuticals, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

1. Nature of the Business and Summary of Significant Accounting Policies
Nature of the Business
Deciphera Pharmaceuticals, Inc. (the Company) is a biopharmaceutical company focused on discovering, developing, and commercializing important new medicines to improve the lives of people with cancer. Leveraging its proprietary switch-control inhibitor platform and deep expertise in kinase biology, the Company designs kinase inhibitors to target the switch pocket region of the kinase with the goal of developing potentially transformative medicines. Through its patient-inspired approach, the Company seeks to develop a broad portfolio of innovative medicines to improve treatment outcomes. QINLOCK, the Company's switch-control kinase inhibitor, was engineered using its proprietary drug discovery platform and developed for the treatment of fourth-line gastrointestinal stromal tumor (GIST). QINLOCK is approved in Australia, Canada, China, the European Union (EU), Hong Kong, Switzerland, Taiwan, the United States (U.S.), and the United Kingdom (U.K.) for the treatment of fourth-line GIST. The Company wholly owns QINLOCK and all of its drug candidates with the exception of a development and commercialization out-license agreement for QINLOCK in Greater China. In addition to QINLOCK, the Company has identified and advanced multiple drug candidates from its platform into clinical studies, including vimseltinib and DCC-3116.
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
In August 2020, the Company entered into an Open Market Sale Agreement℠ (the Sales Agreement) with Jefferies LLC (Jefferies), pursuant to which the Company may issue and sell shares of its common stock having aggregate offering proceeds of up to $200.0 million (the Shares) from time to time through Jefferies as its sales agent. Upon delivery of a placement notice and subject to the terms and conditions of the Sales Agreement, Jefferies may sell the Shares by any method permitted by law deemed to be an "at the market offering" as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. The Company may sell the Shares in amounts and at times to be determined by the Company from time to time subject to the terms and conditions of the Sales Agreement, but it has no obligation to sell any Shares under the Sales Agreement. The Company or Jefferies may suspend or terminate the offering of Shares upon notice to the other party and subject to other conditions. During the six months ended June 30, 2022, the Company did not issue any shares under the Sales Agreement. During the six months

Deciphera Pharmaceuticals, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

ended June 30, 2021, the Company issued 172,094 shares under the Sales Agreement resulting in net proceeds of $8.5 million after deducting underwriting discounts and commissions and other offering expenses. On April 26, 2022, the Company delivered written notice to Jefferies that it was suspending and terminating the prospectus related to the Company’s common stock (the ATM Prospectus) issuable pursuant to the Sales Agreement. As a result, the Company will not make any sales of its securities pursuant to the Sales Agreement, unless and until a new prospectus, prospectus supplement, or a new registration statement is filed. Other than the termination of the ATM Prospectus, the Sales Agreement remains in full force and effect.
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

As the pre-funded warrants are indexed to the Company’s common stock (and otherwise meet the requirements to be classified in equity), the Company recorded the consideration received from the issuance of the pre-funded warrants as additional paid-in capital on the Company’s consolidated balance sheets.

The pre-funded warrants are exercisable at any time. Certain holders of pre-funded warrants may not exercise the pre-funded warrant if the holder, together with its affiliates, would beneficially own more than 4.99%, 9.99%, or 28.22% of the number of shares of the Company’s common stock outstanding immediately after giving effect to such exercise. A holder of pre-funded warrants may increase or decrease this percentage not in excess of 19.99%, with the exception of one holder, by providing at least 61 days’ prior notice to the Company.

During the six months ended June 30, 2022, 317,316 shares of pre-funded warrants were exercised resulting in net proceeds of less than $0.1 million. As of June 30, 2022, there were 9,431,445 pre-funded warrants outstanding.
Basis of Presentation
The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets, and the satisfaction of liabilities and commitments in the ordinary course of business. Since inception, the Company has incurred recurring losses including net losses of $90.0 million and $300.0 million for the six months ended June 30, 2022 and the year ended December 31, 2021, respectively. As of June 30, 2022, the Company had an accumulated deficit of $1.1 billion. The Company expects to continue to generate operating losses for the foreseeable future. The Company expects that its cash, cash equivalents, and marketable securities of $393.1 million as of June 30, 2022 will be sufficient to fund its operating expenses and capital expenditure requirements through at least 12 months from the issuance date of these consolidated financial statements. The future viability of the Company is dependent on its ability to raise additional capital to fund its operations.
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
The consolidated balance sheet as of December 31, 2021 was derived from audited financial statements, but does not include all disclosures required by GAAP. The accompanying unaudited consolidated financial statements as of June 30, 2022 and

Deciphera Pharmaceuticals, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

for the three and six months ended June 30, 2022 and 2021 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto for the year ended December 31, 2021 included in the Company's Annual Report on Form 10-K (Form 10-K) on file with the SEC.
In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company's consolidated financial position as of June 30, 2022 and consolidated results of operations and comprehensive loss for the three and six months ended June 30, 2022 and 2021 and consolidated cash flows for the six months ended June 30, 2022 and 2021 have been made. The consolidated results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2022.
The significant accounting policies used in preparation of these consolidated financial statements for the three and six months ended June 30, 2022 are consistent with those discussed in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements in the Company's Form 10-K for the year ended December 31, 2021.
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
Income Taxes
Effective for tax years beginning on or after January 1, 2022, research and experimental expenditures under Internal Revenue Code Section 174 must be capitalized over five years when performed in the U.S. and 15 years for research and experimental expenditures performed outside of the U.S. The modification is an accounting method change that will require the filing of Form 3115 with the Company's 2022 tax return. As of June 30, 2022, the Company has performed an assessment of the impact of this legislation enactment and determined that it will not result in income tax due to enough net operating losses available that are not subject to an 80% limitation. The Company maintains its full valuation allowance.
Leases - Sublease
All of the Company's leases are operating leases. The Company determines the classification of a sublease at inception. If the sublease is determined to be an operating lease, the Company will recognize sublease income on a straight-line basis over the lease term in the consolidated statement of operations and comprehensive loss. If the sublease is determined to be a sales-type lease or direct financing lease, the Company will derecognize the right-of-use asset from the Company's original lease and record a net investment in the sublease and evaluate for impairment. The Company will account for the lease liability of the original lease based on the accounting for a lease liability in a finance lease.
In May 2022, the Company entered into a sublease agreement to sublease 44,343 square feet of space at 200 Smith Street, Waltham, MA, for a term of three years for $8.9 million over the term of the sublease. The Company determined the sublease to be an operating lease. Therefore the Company will recognize sublease income on a straight-line basis over the lease term in its consolidated statement of operations and comprehensive income. The Company will continue to account for the right-of-use asset and related liability of the original lease as it did prior to the commencement of the sublease. During the three and six months ended June 30, 2022, the Company recognized $0.3 million of sublease income relating to lease payments within selling, general, and administrative expenses in the consolidated statement of operations and comprehensive loss.

Deciphera Pharmaceuticals, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

Net Loss per Share
Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding for the period, including the pre-funded warrants given their nominal exercise price. Diluted net income (loss) per share is computed by dividing the diluted net income (loss) by the weighted average number of common shares, including the pre-funded warrants and potential dilutive common shares assuming the dilutive effect as determined using the treasury stock method.
For periods in which the Company has reported net losses, diluted net loss per common share is the same as basic net loss per common share, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss for the three and six months ended June 30, 2022 and 2021.
The following potential dilutive securities, presented based on amounts outstanding at the end of each reporting period, have been excluded from the calculation of diluted net loss per share because including them would have had an anti-dilutive impact:

	As of June 30,
	2022	2021
Options to purchase common stock	8,205,617	6,798,894
Unvested restricted common stock units	1,942,621	814,277
Unvested employee stock purchase plan shares	53,429	34,183
Total	10,201,667	7,647,354
2. Revenues
Net Product Revenues
To date, the Company's only source of product revenues has been from the sales of QINLOCK, for the treatment of adult patients with advanced GIST who have received prior treatment with three or more kinase inhibitors, including imatinib.
Net product revenues by geography consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
U.S.	$23,733	$20,732	$47,142	$40,019
Rest of world	7,764	1,316	13,164	1,991
Total product revenues, net	$31,497	$22,048	$60,306	$42,010
Activity in each of the product revenue allowance and reserve categories is summarized as follows:

(in thousands)	Trade discounts and allowances	Chargebacks and administrative fees	Government rebates and other incentives	Returns	Total
Balance as of December 31, 2021	$267	$494	$7,863	$817	$9,441
Provision related to sales in the current year	1,734	3,686	5,536	1,211	12,167
Adjustments related to prior period sales	—	(16)	(164)	(239)	(419)
Credits and payments made during the period	(1,566)	(3,543)	(2,416)	(1,126)	(8,651)
Balance as of June 30, 2022	$435	$621	$10,819	$663	$12,538

Deciphera Pharmaceuticals, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

The total reserves described above are summarized as components of the Company's consolidated balance sheets as follows:

(in thousands)	As of June 30, 2022	As of December 31, 2021
Reduction of accounts receivable, net	$996	$719
Component of accrued expenses and other current liabilities	11,542	8,722
Total revenue-related reserves	$12,538	$9,441
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
During the three and six months ended June 30, 2022 and 2021, the Company recognized royalty revenues under the Zai License Agreement, which the Company began recognizing in the second quarter of 2021 following the approval from the China National Medical Products Administration (China NMPA).
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

Deciphera Pharmaceuticals, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

3. Marketable Securities and Fair Value Measurements
The following tables present marketable securities by contractual maturity and security type:

As of June 30, 2022 (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Due within one year:
Commercial paper	$115,092	$—	$(405)	$114,687
Corporate debt securities	111,796	3	(686)	111,113
Certificates of deposit	33,357	—	(117)	33,240
U.S. government securities	15,194	—	(84)	15,110
Due after one year through five years:
Corporate debt securities	7,464	—	(94)	7,370
U.S. government securities	1,898	—	(61)	1,837
Total	$284,801	$3	$(1,447)	$283,357

As of December 31, 2021 (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Due within one year:
Commercial paper	$105,433	$1	$(44)	$105,390
Corporate debt securities	61,721	—	(70)	61,651
Certificates of deposit	23,528	1	(7)	23,522
U.S. government securities	8,008	—	—	8,008
Due after one year through five years:
Corporate debt securities	37,003	—	(129)	36,874
U.S. government securities	5,094	—	(18)	5,076
Total	$240,787	$2	$(268)	$240,521

Deciphera Pharmaceuticals, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

The following tables present information about the Company's financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

As of June 30, 2022 (in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$—	$44,875	$—	$44,875
U.S. government securities	—	2,299	—	2,299
Commercial paper	—	31,952	—	31,952
Certificates of deposit	—	5,198	—	5,198
Marketable securities:
Commercial paper	—	114,687	—	114,687
Corporate debt securities	—	118,483	—	118,483
Certificates of deposit	—	33,240	—	33,240
U.S. government securities	—	16,947	—	16,947
Total	$—	$367,681	$—	$367,681

As of December 31, 2021 (in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$—	$47,800	$—	$47,800
Marketable securities:
U.S. government securities	—	13,084	—	13,084
Commercial paper	—	105,390	—	105,390
Corporate debt securities	—	98,525	—	98,525
Certificates of deposit	—	23,522	—	23,522
Total	$—	$288,321	$—	$288,321
The tables above exclude certificates of deposit totaling $3.1 million as of both June 30, 2022 and December 31, 2021 that the Company held to secure a letter of credit associated with its leases and to secure a credit card account. The certificates of deposit are measured at carrying value in the consolidated balance sheets in long-term investments—restricted and approximate fair value. For additional information on the letter of credit associated with the Company's leases, please read Note 7, Leases, to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.
The fair value of Level 2 instruments classified as cash equivalents and marketable securities were determined through third-party pricing services. The pricing services use many observable market inputs to determine value, including reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates, and other industry and economic events. The Company performs validation procedures to ensure the reasonableness of this data. The Company performs its own review of prices received from the independent pricing services by comparing these prices to other sources. After completing the validation procedures, the Company did not adjust or override any fair value measurements provided by the pricing services as of June 30, 2022 and December 31, 2021.

Deciphera Pharmaceuticals, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

4. Inventory
Capitalized inventory consisted of the following:

(in thousands)	As of June 30, 2022	As of December 31, 2021
Raw materials	$8,705	$4,721
Work in process	10,908	7,925
Finished goods	1,276	1,479
Total inventory	$20,889	$14,125
Inventory written down as a result of excess, obsolescence, unmarketability, or other reasons is charged to cost of sales. For the three and six months ended June 30, 2022, there was $0.4 million in inventory written down and charged to cost of sales. There were no inventory amounts and less than $0.1 million in inventory written down and charged to cost of sales during the three and six months ended June 30, 2021, respectively.
5. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

(in thousands)	As of June 30, 2022	As of December 31, 2021
External research and development expenses	$26,868	$32,619
Restructuring reserve	2,018	20,790
Payroll and related expenses	9,293	11,945
Revenue-related reserves	11,542	8,722
Professional fees	3,840	5,626
Other	1,653	1,071
Total accrued expenses and other current liabilities	$55,214	$80,773

6. Stock-Based Awards
2017 Equity Incentive Plan
The Company grants stock-based awards under its 2017 Stock Option and Incentive Plan (the 2017 Plan) and is authorized to issue common stock under its 2017 Employee Stock Purchase Plan (ESPP). The Company also has outstanding stock options under its 2015 Equity Incentive Plan but is no longer granting awards under this plan. As of June 30, 2022, 1,437,072 shares of common stock were available for issuance under the 2017 Plan. As of June 30, 2022, 1,982,922 shares of common stock were available for issuance to participating employees under the ESPP.
2022 Inducement Plan
In January 2022, the Company adopted an inducement plan (the “Inducement Plan”) pursuant to which the Company reserved 800,000 shares of common stock to be used exclusively for grants of equity-based awards to individuals who were not previously employees or directors of the Company, as an inducement material to the individual’s entry into employment with the Company within the meaning of Rule 5635(c)(4) of the Marketplace Rules of the Nasdaq Stock Market, Inc. The Inducement Plan provides for the grant of equity-based awards in the form of nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, unrestricted stock awards, and dividend equivalent rights. The Inducement Plan was adopted by the Company without stockholder approval pursuant to Rule 5635(c)(4) of the Marketplace Rules of the Nasdaq Stock Market, Inc. As of June 30, 2022, there have been no grants made pursuant to the Inducement Plan.

Deciphera Pharmaceuticals, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

Stock-based compensation expense was classified in the consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Research and development	$5,406	$5,594	$11,690	$10,553
Selling, general, and administrative	7,582	6,777	15,566	12,937
Total stock-based compensation	$12,988	$12,371	$27,256	$23,490
As of June 30, 2022, total unrecognized compensation cost related to the unvested share-based awards was $84.6 million, which is expected to be recognized over a weighted average of 2.2 years.
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
The following table summarizes the charges and spending related to the Company’s restructuring efforts during the six months ended June 30, 2022:

(in thousands)	Workforce Reduction	Pipeline Programs	Total
Restructuring reserve as of December 31, 2021	$7,383	$13,408	$20,791
Payments	(6,772)	(12,001)	(18,773)
Restructuring reserve as of June 30, 2022	$611	$1,407	$2,018
8. Commitments and Contingencies
Purchase Commitments Associated with Commercial Supply Agreements
The Company has entered into commercial supply agreements related to the supply of QINLOCK that require the Company to make binding forecasts for a certain amount of purchases. The related cancellation clauses would as a general matter require the Company to pay the full amount of these binding forecasts. As of June 30, 2022, the Company's contractual commitments for its commercial supply agreements were $12.5 million, of which $12.1 million are expected to be paid within one year.
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

Deciphera Pharmaceuticals, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

Indemnification Agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and senior management that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of June 30, 2022 or December 31, 2021.

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
Overview
We are a biopharmaceutical company focused on discovering, developing, and commercializing important new medicines to improve the lives of people with cancer. Leveraging our proprietary switch-control kinase inhibitor platform and deep expertise in kinase biology, we design kinase inhibitors to target the switch pocket region of the kinase with the goal of developing potentially transformative medicines. Through our patient-inspired approach, we seek to develop a broad portfolio of innovative medicines to improve treatment outcomes. QINLOCK, our switch-control kinase inhibitor, was engineered using our proprietary drug discovery platform and developed for the treatment of fourth-line GIST. QINLOCK is approved in Australia, Canada, China, the EU, Hong Kong, Switzerland, Taiwan, the U.S., and the U.K. for the treatment of fourth-line GIST. We wholly own QINLOCK and all of our drug candidates with the exception of a development and commercialization out-license agreement for QINLOCK in Greater China. In addition to QINLOCK, we have identified and advanced multiple drug candidates from our platform into clinical studies, including vimseltinib and DCC-3116.
Recent Developments
QINLOCK
QINLOCK, an orally administered kinase switch control inhibitor of the KIT and PDGFRA kinases, is approved in nine territories for the treatment of fourth-line advanced GIST. We launched QINLOCK in Germany in January 2022 and received approval by the French National Authority for Health (HAS) for a post-approval paid access program in France, which we launched in April 2022. In addition, in our effort to continue to pursue market access for QINLOCK in the EU and the U.K. on a country-by-country basis, in May 2022 we submitted for National Health Services (NHS) reimbursement to the National Institute for Health and Care Excellence (NICE).
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
We are also conducting an international, multicenter, ongoing open-label Phase 1/2 study designed to evaluate the safety, efficacy, pharmacokinetics (PK), and pharmacodynamics (PD) of vimseltinib in patients with solid tumors and TGCT, and we expect to provide updated data from the Phase 1/2 study in patients with TGCT in September 2022 in a poster presentation at the European Society For Medical Oncology (ESMO) Congress 2022.
DCC-3116
DCC-3116 is a potential first-in-class investigational, orally administered, potent, and highly selective switch-control inhibitor of the ULK kinase.
DCC-3116 is being studied in a Phase 1 study designed to evaluate the safety, tolerability, clinical activity, PK, and PD of DCC-3116 as a single agent and in combination with trametinib, a U.S. Food and Drug Administration (FDA) approved MEK inhibitor, in patients with advanced or metastatic tumors with a RAS or RAF mutation. In August 2022, we announced that we expect to provide initial Phase 1 single agent dose escalation data on DCC-3116 in September 2022 in an oral presentation as a Proffered Paper at the ESMO Congress 2022. Following and subject to the selection of a recommended Phase 2 dose of DCC-3116 from the monotherapy dose escalation portion of the Phase 1 study of DCC-3116, in the second half of 2022 we expect to initiate three Phase 1b study combination dose escalation cohorts: (i) in combination with trametinib, an FDA-approved

MEK inhibitor, in patients with advanced or metastatic solid tumors with RAS, NF1, or RAF mutations. (ii) in combination with binimetinib, an FDA-approved MEK inhibitor, in patients with advanced or metastatic solid tumors with RAS, NF1, or RAF mutations, and (iii) in combination with sotorasib, an FDA-approved KRASG12C inhibitor, in patients with advanced or metastatic solid tumors with KRASG12C mutations.
Early-Stage Research Programs
We are also making a focused investment in our next generation of research programs, which are designed to provide first-in-class or best-in-class treatments using our proprietary switch-control inhibitor platform. In August 2022, we announced that we plan to nominate a development candidate for our pan-RAF research program, which targets inhibition of BRAF and CRAF kinases, by the fourth quarter of 2022.
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
We are continuing to assess the long-term impact of COVID-19 on our business operations in an effort to mitigate interruption to our clinical programs, research efforts, commercialization of QINLOCK, and other business activities and to ensure the safety and well-being of our employees, as well as the physicians and patients participating in our clinical trials. COVID-19 infections continue to fluctuate in the U.S. and in many countries worldwide as local surges and new waves of infection continue to be reported, in particular as caused by new variants of the virus that causes COVID-19 and the lack of availability of effective vaccines in certain countries or regions, or failure to utilize available vaccines in other geographies. Although some of the restrictions aimed at minimizing the spread of COVID-19 have been and may from time to time be eased or lifted in the U.S. and other countries from the height of the pandemic, in response to local surges and waves of infection, including those caused by certain variants of the virus, some countries, states, and local governments have maintained or reinstituted these restrictions, or may reinstitute these restrictions from time to time, in response to rising rates of infection. In response to the COVID-19 pandemic, we implemented, and may from time to time implement precautionary measures to protect the health and safety of our employees, partners, and patients, including encouraging all employees, other than those engaged in laboratory research activities, to work-from-home, and requiring adherence to onsite occupancy limits and appropriate safety measures designed to comply with federal, state, and local guidelines. Some of these safety measures have been eased but may be lifted or reinstituted in accordance with updates to such guidelines.
Our ability to successfully commercialize and generate revenue from QINLOCK may be adversely affected by the impact of the ongoing COVID-19 pandemic. While restrictive safety measures are in place, limited hospital access for non-patients, including our sales personnel, social distancing requirements, and precautionary measures due to COVID-19 may impact the ability of our sales personnel to interact in-person with customers in the same manner as they did before the COVID-19 pandemic. In response to previous restrictions, we implemented a virtual sales model to supplement traditional means of customer engagement. Although some of these restrictions have been, and may continue to be lifted in certain healthcare institutions, the impact of prior and continued COVID-19 related safety measures, and the potential for reimposition of restrictions due to local surges and new waves of infection, including those caused by new variants of the virus, may adversely affect the ability of our sales professionals to effectively market QINLOCK to physicians, which may have a negative impact on our sales and our market penetration. The persistence of the COVID-19 pandemic could also impact the patient treatment paradigm and how patients are diagnosed and monitored. In addition, in the U.S., we are utilizing various programs to help patients afford our products, including patient assistance programs for eligible patients. Market disruption caused by the COVID-19 pandemic and high levels of inflation may lead to increased utilization of our patient assistance programs, which could reduce revenues.
In addition, we continue to actively monitor risks associated with potential interruptions to our clinical studies due to the impact of COVID-19 and are in frequent communication with clinical study sites and contract research organizations (CROs).

Some clinical trial sites have maintained or reinstituted restrictions on site visits by sponsors and CROs, initiation of new trials, patient visits, and new patient enrollment as a result of COVID-19. While all of our studies remain open for enrollment, we have provided guidance to our clinical trial sites that new patient enrollment may occur at sites where resources allow these patients to be safely enrolled and closely monitored and enrollment has slowed at, or has been or may in the future be temporarily paused for new patients in some sites. In addition, we continue to work closely with our study sites and CROs to allow for utilization of remote and local assessments, such as televisits, in accordance with FDA and European Medicines Agency (EMA) guidance, as well as to ensure availability of trial drugs for patients. While study activities are continuing in the clinical trials we have underway in sites across the globe, and although some of these restrictions have been, and may from time to time be eased or lifted, we cannot guarantee that COVID-19 precautions, either now or in the future, or the impact of the pandemic, will not directly or indirectly affect the expected timelines for some of our clinical trials.
In light of the changing circumstances surrounding the ongoing COVID-19 pandemic, the operating environment remains fluid and uncertain, and the full significance of the impact of COVID-19 on our business and the duration for which it may have an impact cannot be determined at this time.
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
Product Revenues, Net
During the three and six months ended June 30, 2022 and 2021, our only source of product revenues was from the sales of QINLOCK. Product revenues are recorded net of estimates of variable consideration. Please read Note 2, Revenues, to the consolidated financial statements included in this Form 10-Q for further details of the reserves recorded for variable consideration.
Collaboration Revenues
For the three and six months ended June 30, 2022 and 2021, collaboration revenues were associated with the Zai License Agreement and Zai Supply Agreement.
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
Cost of sales for newly launched products will not include the full cost of manufacturing until the initial pre-launch inventory is depleted, and additional inventory is manufactured and sold. The gross margin on sales of QINLOCK for the three and six months ended June 30, 2022 and 2021 was enhanced by sales of the initial pre-launch inventory, and therefore, use of active pharmaceutical ingredients and components that were previously expensed as research and development expenses prior to the launch of QINLOCK, referred to as zero cost inventories. However, we do not expect that the cost of sales as a percentage of net sales of QINLOCK will increase significantly after we have sold all zero cost inventories and commenced the sales of inventories which will reflect the full cost of manufacturing.
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

Income Taxes
Consistent with our income tax disclosures described under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations—Components of Our Results of Operations" in our Form 10-K for the year ended December 31, 2021 on file with the SEC, as of June 30, 2022, we have not recorded any U.S. federal or state income tax benefits for either the net losses we have incurred or our earned research and orphan drug credits, due to the uncertainty of realizing a benefit from those items in the future.
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
Results of Operations
Comparison of the Three and Six Months Ended June 30, 2022 and 2021
The following table summarizes our results of operations for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Revenues:
Product revenues, net	$31,497	$22,048	$60,306	$42,010
Collaboration revenues	997	1,525	1,411	6,719
Total revenues	32,494	23,573	61,717	48,729
Cost and operating expenses:
Cost of sales	1,799	1,275	2,181	1,497
Research and development	44,858	59,984	92,270	115,665
Selling, general, and administrative	29,625	32,828	57,946	63,575
Total cost and operating expenses	76,282	94,087	152,397	180,737
Loss from operations	(43,788)	(70,514)	(90,680)	(132,008)
Other income (expense):
Interest and other income, net	727	81	727	277
Total other income (expense), net	727	81	727	277
Net loss	$(43,061)	$(70,433)	$(89,953)	$(131,731)

Revenues
Product Revenues, Net
During the three and six months ended June 30, 2022 and 2021, our only source of product revenues was from the sales of QINLOCK. During the three and six months ended June 30, 2022 and 2021, net product revenues by geography consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
U.S.	$23,733	$20,732	$47,142	$40,019
Rest of world	7,764	1,316	13,164	1,991
Total product revenues, net	$31,497	$22,048	$60,306	$42,010
For the three and six months ended June 30, 2022 compared to the same periods in 2021, U.S. net product revenues increased $3.0 million and $7.1 million, respectively, primarily due to increased sales volume. For the three and six months ended June 30, 2022 compared to the same periods in 2021, rest of world net product revenues increased $6.4 million and $11.2 million, respectively, primarily due to increased sales volume in Germany, which launched in January 2022, and France, which launched a post-approval paid access program in April 2022, as we continued our commercialization efforts.
Collaboration Revenues
For the three months ended June 30, 2022 compared to the same period in 2021, collaboration revenues decreased $0.5 million, which was primarily due to a decrease in royalty revenues, which we began recognizing in the second quarter of 2021 following the approvals of QINLOCK in the PRC and Hong Kong.
For the six months ended June 30, 2022 compared to the same period in 2021, collaboration revenues decreased $5.3 million, which was primarily due to the recognition of a $5.0 million development milestone in the first quarter of 2021 associated with the approval of QINLOCK for the treatment of adult patients with advanced GIST who have received prior treatment with three or more kinase inhibitors, including imatinib, by the China NMPA in March 2021.
Cost of Sales
During the three and six months ended June 30, 2022 and 2021, cost of sales by type consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Cost of product sales	$975	$394	$1,341	$616
Cost of collaboration sales	824	881	840	881
Total cost of sales	$1,799	$1,275	$2,181	$1,497
For the three and six months ended June 30, 2022 compared to the same periods in 2021, cost of sales increased $0.5 million and $0.7 million, respectively, primarily due to increased product sales of QINLOCK in the U.S., Germany and France. During the three and six months ended June 30, 2022, cost of sales also included a $0.4 million charge for inventory written down as a result of excess, obsolescence, unmarketability, or other reasons. During the six months ended June 30, 2021, cost of sales also included a charge of less than $0.1 million for inventory written down as a result of excess, obsolescence, unmarketability, or other reasons. Cost of sales associated with product sales of QINLOCK was primarily related to the sales of zero cost inventories, which consisted of packaging, labeling, shipping, and distribution costs. As a result, the full costs of manufacturing QINLOCK inventory are not included in cost of sales during the three and six months ended June 30, 2022 and 2021.
Prior to receiving FDA approval for QINLOCK in May 2020, we manufactured inventory to be sold and recorded approximately $6.0 million related to this inventory build-up as research and development expense. We did not record any such costs related to the build-up of this inventory as research and development expense during the three and six months ended June 30, 2022 and 2021.

Utilizing the actual direct costs to manufacture QINLOCK prior to receiving FDA approval, had the previously expensed inventory been capitalized and recognized when sold, the total cost of sales with these manufacturing costs included for the three and six months ended June 30, 2022 would have increased by approximately $0.7 million and $1.3 million, respectively, and $0.7 million and $1.1 million, respectively, in the prior year comparative periods.
We do not expect our cost of sales for QINLOCK to increase significantly as a percentage of net sales in future periods as we continue to produce inventory for future sales, which will reflect the full cost of manufacturing, and then sell such inventory. We expect to continue to sell the zero cost inventories of QINLOCK in the U.S. through the third quarter of 2022.
Operating Expenses

Research and Development Expenses
For the Three (Q2) and Six (YTD) Months Ended
June 30, 2022 ('22) and 2021 ('21)
(in thousands)
$44,858
6,094
17,645
3,431
3,898
6,957
$6,833
$59,984
7,108
21,399
3,248
1,717
4,590
6,255
$15,667
$92,270
12,057
39,610
7,301
7,154
12,659
$13,489
$115,665
12,737
41,013
6,061
2,680
9,226
11,681
$32,267
Q2'22
Q2'21
YTD '22
YTD '21
QINLOCK
Vimseltinib
Rebastinib
DCC-3116
Preclinical
Personnel related (including stock-based compensation)
Other research and development

Selling, General, and Administrative Expenses
For the Three and Six Months Ended
June 30, 2022 and 2021
(in thousands)
$29,625
3,455
7,654
$18,516
$32,828
3,355
10,288
$19,185
$57,946
7,097
13,413
$37,436
$63,575
7,224
19,040
$37,311
Q2'22
Q2'21
YTD '22
YTD '21
Personnel related (including stock-based compensation)
Professional and consultant fees
Other selling, general, and administrative

Research and Development Expenses
QINLOCK
For the three and six months ended June 30, 2022 compared to the same periods in 2021, research and development expenses related to QINLOCK decreased primarily as a result of decreases in clinical trial expenses of $4.1 million and $10.5 million and decreases in manufacturing costs of $3.3 million and $5.2 million, respectively. Clinical trial expenses for QINLOCK decreased primarily as a result of decreased expenses associated with INTRIGUE, our Phase 3 study of QINLOCK for the treatment of second-line GIST, which we initiated in December 2018 and for which enrollment was completed in December 2020 and our Phase 1 trial of QINLOCK. Manufacturing costs decreased primarily due to timing of processing of inventory for clinical and commercial use and due to the discontinuation of certain clinical trials as a result of the corporate restructuring implemented in the fourth quarter of 2021.

Vimseltinib
For the three and six months ended June 30, 2022 compared to the same periods in 2021, expenses related to our vimseltinib program increased primarily as a result of increases in clinical trial expenses of $0.9 million and $2.6 million, partially offset by preclinical expenses of $0.2 million and $0.7 million, respectively. Additionally, for the six months ended June 30, 2022 clinical trial expenses were offset by decreases in manufacturing costs of $0.9 million. Clinical trial expenses increased primarily due to increased activities associated with our Phase 3 study of vimseltinib in patients with TGCT, MOTION, which was initiated in the fourth quarter of 2021 and increased clinical pharmacology study activities, partially offset by a decrease in clinical trial expense associated with our Phase 1/2 study of vimseltinib to assess the safety, tolerability, pharmacokinetics, and pharmacodynamics in patients with TGCT. Manufacturing costs for the vimseltinib program decreased for the six months ended June 30, 2022 as a result of increased manufacturing in the prior year period to prepare for the initiation of the MOTION study.
Rebastinib
For the three and six months ended June 30, 2022 compared to the same periods in 2021, expenses related to our rebastinib program decreased primarily as a result of the discontinuation of our rebastinib program in the fourth quarter of 2021 following the corporate restructuring implemented in the fourth quarter of 2021.
DCC-3116
For the three and six months ended June 30, 2022 compared to the same periods in 2021, expenses related to our DCC-3116 program increased primarily as a result of increases in manufacturing costs of $1.6 million and $3.3 million and increases in clinical trial expenses of $0.8 million and $1.4 million, respectively, associated with our Phase 1 study of DCC-3116, which we initiated in June 2021, partially offset by a decrease in preclinical expense of $0.2 million and $0.3 million, respectively, due to the program moving from the preclinical to clinical stage in June 2021.
Preclinical
For the six months ended June 30, 2022 compared to the same period in 2021, the increase in preclinical costs of $1.2 million was primarily due to increased activities for our early-stage drug discovery programs.
Unallocated Expenses
For the three and six months ended June 30, 2022 compared to the same periods in 2021, the decreases in unallocated research and development expenses were primarily associated with decreased personnel-related costs of $3.8 million and $1.4 million, respectively, primarily due to the cost reduction measures included in the corporate restructuring implemented in the fourth quarter of 2021, partially offset by an increase in employee expenses related to our international employees, who were primarily hired in the second half of 2021. Additionally, for the six months ended June 30, 2022, the decrease was also partially offset by an increase in stock-based compensation expense of $1.1 million, primarily due stock-based compensation grants issued in the fourth quarter of 2021 in connection with our corporate restructuring.
We expect research and development expenses associated with vimseltinib and DCC-3116 will increase in the second half of 2022 as we continue to invest in the development of these programs. However, we expect research and development expenses will decrease overall as compared to 2021 due to the cost reduction measures included in the corporate restructuring implemented in the fourth quarter of 2021.
Selling, General, and Administrative Expenses
For the three and six months ended June 30, 2022 compared to the same periods in 2021, the decrease in selling, general, and administrative expenses was primarily associated with a decrease in professional and consultant fees of $2.6 million and $5.6 million, respectively. The decreases in professional and consultant fees were primarily due to a decrease in various advisory fees related to establishing, in the prior year period, a targeted commercial infrastructure and commercialization preparedness in key European markets to support the launch of QINLOCK in Germany, which launched in January 2022, and a post-approval paid access program in France, which launched in April 2022.
We anticipate that our selling, general, and administrative expenses will decrease overall due to the cost reduction measures included in the corporate restructuring implemented in the fourth quarter of 2021, despite increased selling, general, and administrative expenses to be incurred related to the launch of QINLOCK in Germany and a post-approval paid access program in France in 2022.

Interest and Other Income, Net
For the three and six months ended June 30, 2022 compared to the same periods in 2021, the increases in interest and other income, net, was primarily due to increased interest income on our cash equivalents and marketable securities associated with an increase in our investment holdings and foreign currency exchange differences.
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
The following table summarizes the charges and spending related to the Company’s restructuring efforts during the six months ended June 30, 2022:

(in thousands)	Workforce Reduction	Pipeline Programs	Total
Restructuring reserve as of December 31, 2021	$7,383	$13,408	$20,791
Payments	(6,772)	(12,001)	(18,773)
Restructuring reserve as of June 30, 2022	$611	$1,407	$2,018
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
As a result, we have incurred significant operating losses since our inception. We have generated limited revenue to date primarily from our product sales and under the Zai License Agreement and Zai Supply Agreement. QINLOCK is approved in nine territories for the treatment of fourth-line GIST. During the three and six months ended June 30, 2022 and 2021, our product revenues were primarily derived from sales of QINLOCK in the U.S. Additionally, we launched QINLOCK in Germany in January 2022 and launched a post-approval paid access program in France in April 2022. We have also entered into exclusive distributor arrangements to facilitate product sales of QINLOCK in select geographies where we do not currently intend to distribute QINLOCK on our own. During the second quarter of 2021, following the approvals of QINLOCK in the PRC and Hong Kong in March 2021, we also began to recognize royalty revenues under the Zai License Agreement. However, we cannot provide assurance as to what extent we will generate revenue from the commercialization of QINLOCK by us or our partners. We do not expect to generate revenue from sales of any drug candidates in the near future, if at all, unless and until we obtain marketing approval for, and begin to sell, such drug candidates. We may never generate revenues that are significant enough to achieve profitability.
On October 2, 2017, we completed our initial public offering (IPO) of our common stock. Since October 2017, we have primarily supported our operations by completing issuances of our common stock through our IPO, subsequent follow-on offerings, including our underwritten public offering announced in April 2022, and an Open Market Sale Agreement℠ (the Sales Agreement) with Jefferies LLC (Jefferies). Through such issuances, we have issued and sold 37,170,625 shares of our common stock and pre-funded warrants to purchase 9,748,761 shares of our common stock resulting in net proceeds of $1.1 billion after deducting underwriting discounts and commissions and other offering expenses.
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

During the second quarter of 2022, 317,316 shares of pre-funded warrants were exercised resulting in net proceeds of less than $0.1 million. As of June 30, 2022, there were 9,431,445 pre-funded warrants outstanding.
Cash Flows
As of June 30, 2022, our principal sources of liquidity were cash, cash equivalents, and marketable securities of $393.1 million.
The following table summarizes our sources and uses of cash and cash equivalents for each of the periods presented:

	Six Months Ended June 30,
(in thousands)	2022	2021
Net cash flows used in operating activities	$(96,876)	$(119,649)
Net cash flows (used in) provided by investing activities	(44,542)	63,455
Net cash flows provided by financing activities	164,307	11,206
Net increase (decrease) in cash and cash equivalents	$22,889	$(44,988)
Operating Activities
During the six months ended June 30, 2022 compared to the same period in 2021, net cash flows used in operating activities decreased $22.8 million, primarily resulting from a decrease in our net loss of $41.8 million and increases in net non-cash charges of $3.5 million, primarily due to an increase in share-based compensation of $3.8 million, partially offset by increases in net cash flows related to changes in our operating assets and liabilities of $22.5 million. The increase in net cash flows related to changes in our operating assets and liabilities were generally due to the timing of vendor invoicing and payments and the capitalization of inventory.
Investing Activities
During the six months ended June 30, 2022 compared to the same period in 2021, net cash flows used in investing activities increased $108.0 million, primarily resulting from a decrease in proceeds from maturities and sales of marketable securities of $139.0 million, partially offset by a decrease in purchases of marketable securities of $30.2 million and a decrease in purchases of property and equipment of $0.8 million.
Financing Activities
During the six months ended June 30, 2022 compared to the same period in 2021, net cash flows provided by financing activities increased $153.1 million, primarily resulting from an increase in net proceeds from offerings of our common stock and pre-funded warrants of $155.2 million, partially offset by a decrease in proceeds from stock option exercises and employee stock purchase plan activity of $1.7 million. Net of underwriting discounts and commissions and other offering costs, the increase in proceeds from offerings was due to our issuance of our common stock and pre-funded warrants in a follow-on public offering in April 2022 of $163.4 million as compared to our issuances of our common stock under the Sales Agreement during the six months ended June 30, 2021 of $8.5 million.

Funding Requirements
Our ability to generate product revenues sufficient to achieve profitability will depend heavily on the successful commercialization of QINLOCK and eventual commercialization of one or more of our drug candidates. Our net loss was $90.0 million for the six months ended June 30, 2022 and $300.0 million for the year ended December 31, 2021. As of June 30, 2022, we had an accumulated deficit of $1.1 billion. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We expect that our expenses and capital requirements will increase in connection with our ongoing activities, particularly as we:
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

As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Even if we are able to generate substantial product sales of QINLOCK, we may not become profitable. Until we become profitable, if ever, we expect to finance our operations primarily through a combination of equity, debt, or other financings, collaborations, strategic alliances, and marketing, distribution, or additional licensing arrangements. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. Market volatility resulting from global economic developments, political unrest, high inflation, the COVID-19 pandemic or other factors could also adversely impact our ability to access capital as and when needed. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, limit, reduce, or terminate our research, product development, or commercialization efforts or grant rights to develop and market drugs and drug candidates that we would otherwise prefer to develop and market ourselves.

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
We believe that our cash, cash equivalents, and marketable securities as of June 30, 2022 of $393.1 million, together with anticipated product, royalty, and supply revenues, but excluding any potential future milestone payments under our collaboration or license agreements will enable us to fund our operating expenses and capital expenditure requirements into 2025. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.
Contractual Obligations and Commitments
As of June 30, 2022, there have been no material changes to our contractual obligations and commitments outside the ordinary course of business from those that were presented in our Form 10-K for the year ended December 31, 2021.
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
Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Our business depends heavily on our ability to successfully commercialize QINLOCK in the U.S., key European markets, and in other jurisdictions where we may obtain marketing approval. There is no assurance that our commercialization efforts with respect to QINLOCK including, without limitation, our launch of QINLOCK in Germany and a post-approval paid access program in France, will be successful or that we will be able to generate revenues at the levels or on the timing we expect, or at levels or on the timing necessary to support our goals.
To date, we have not generated sufficient revenue to result in a profit from the sale of products. On May 15, 2020, QINLOCK was approved in the U.S. by the FDA for the treatment of adult patients with advanced GIST who have received prior treatment with three or more kinase inhibitors, including imatinib. Our business currently depends heavily on our ability to successfully commercialize QINLOCK as a treatment for GIST in the U.S., key European markets, and in other jurisdictions where we may obtain marketing approval. In November 2021, we announced that the European Commission (EC) approved QINLOCK in the EU for the treatment of adult patients with advanced GIST who have received prior treatment with three or more kinase inhibitors, including imatinib. We launched QINLOCK in Germany in January 2022, representing our first European launch of QINLOCK, and received approval by HAS for a post-approval paid access program in France, which we launched in April 2022. In addition, in our effort to continue to pursue market access for QINLOCK in the EU and the U.K on a country-by-country basis, in May 2022 we submitted for NHS reimbursement to NICE. This process is conducted on a country-by-country basis and is time-consuming and complex, and we may not be successful in obtaining reimbursements and other approvals in a timely manner with acceptable terms, or at all. Furthermore, we may never be able to successfully commercialize our product or meet our expectations with respect to revenues. We have never marketed, sold, or distributed for commercial use any pharmaceutical product other than QINLOCK in fourth-line GIST and have a limited history of commercial sales. There is no guarantee that the infrastructure, systems, processes, policies, relationships, and materials we have built for the commercialization of QINLOCK in the U.S. in GIST, or those for the commercialization of QINLOCK in key European markets in GIST, will be sufficient for us to achieve success at the levels we expect. Furthermore, there is no guarantee that we will be able to expand patient access to QINLOCK in other European countries.
Our dependence on QINLOCK sales in fourth-line GIST in major geographies is even more important in light of the fact that our Phase 3 INTRIGUE study in second-line GIST did not meet its primary endpoint. We continue to evaluate results and data from INTRIGUE to inform future publications and/or further potential clinical development.

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
While we are commercializing QINLOCK in the U.S. in fourth-line and fourth-line plus GIST, and initiating the launch of QINLOCK in Germany and a post-approval paid access program in France, we have limited experience as a commercial company and there is limited information about our ability to successfully overcome many of the risks and uncertainties encountered by companies commercializing drugs in the biopharmaceutical industry. To execute our business plan, in addition to successfully marketing and selling QINLOCK, we will need to successfully:
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
•the federal Physician Payments Sunshine Act (Sunshine Act), created under the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the ACA), and its implementing regulations, which require manufacturers of drugs, devices, biologicals, and medical supplies for which payment is available under Medicare, Medicaid, or the Children's Health Insurance Program (with certain exceptions) to report annually to the U.S. Department of Health and Human Services (HHS) under the Open Payments Program, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors), and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Effective January 1, 2022, these reporting obligations extend to include transfers of value made to certain non-physician providers such as physician assistants and nurse practitioners. In addition, many states also require the reporting of payments or other transfers of value. Many of these state laws differ from each other in significant ways, are often not pre-empted, and may have a more prohibitive effect than the Sunshine Act, thus further complicating compliance efforts; and
•analogous state and foreign laws and regulations, such as state and foreign anti-kickback, false claims, consumer protection, and unfair competition laws which may apply to pharmaceutical business practices, including but not limited to, research, distribution, sales, and marketing arrangements as well as submitting claims involving healthcare items or services reimbursed by any third-party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry's voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government that otherwise restricts payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to file reports with states regarding pricing and marketing information, such as the tracking and reporting of gifts, compensations, and other remuneration and items of value provided to healthcare professionals and entities; state and local laws requiring the registration of pharmaceutical sales representatives; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and are often not pre-empted by HIPAA, thus complicating compliance efforts.
In the U.S., to help patients afford our approved product, we may utilize programs to assist them, including patient assistance programs and co-pay coupon programs for eligible patients. Government enforcement agencies have shown increased interest in pharmaceutical companies' product and patient assistance programs, including reimbursement support services, and a number of investigations into these programs have resulted in significant civil and criminal settlements. On December 2, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Medicare Part D (Part D), either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to court order, the removal and addition of the aforementioned safe harbors were delayed and recent legislation imposed a moratorium on implementation of the rule until January 1, 2026. Further, on December 31, 2020, the Centers for Medicare & Medicaid Services (CMS) published a new rule, effective January 1, 2023, requiring manufacturers to ensure the full value of co-pay assistance is passed on to the patient or these dollars will count toward the Average Manufacturer Price and Best Price calculation of the drug. On May 17, 2022, the U.S. District Court for the District of Columbia granted the Pharmaceutical Research and Manufacturers of America's (PhRMA) motion for summary judgement invalidating the accumulator adjustment rule. In addition, at least one insurer has directed its network pharmacies to no longer accept co-pay coupons for certain specialty drugs the insurer identified. Our co-pay coupon programs could become the target of similar insurer actions. In addition, in November 2013, the CMS issued guidance to the issuers of qualified health plans sold through the ACA's marketplaces encouraging such plans to reject patient cost-sharing support from third parties and indicating that the CMS intends to monitor the provision of such support and may take regulatory action to limit it in the future. The CMS subsequently issued a rule requiring individual market qualified health plans to accept third-party premium and cost-sharing payments from certain government-related entities. In September 2014, the Office of Inspector General (OIG) of the HHS issued a Special Advisory Bulletin warning manufacturers that they may be subject to sanctions under the federal anti-kickback statute and/or civil monetary penalty laws if they do not take appropriate steps to exclude Part D beneficiaries from using co-pay coupons. Accordingly, companies exclude these Part D beneficiaries from using co-pay coupons. It is possible that changes in insurer policies regarding co-pay coupons and/or the introduction and enactment of new legislation or regulatory action could restrict or otherwise negatively affect these patient support programs, which could result in fewer patients using affected products, and therefore could have a material adverse effect on our sales, business, and financial condition.
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
Other legislative changes have also been proposed and adopted since the ACA was enacted that, directly or indirectly, affect or are likely to affect, the pharmaceutical industry and the commercialization of our products, including the Budget Control Act of 2011 (BCA), the American Taxpayer Relief Act of 2012 (ATRA), and the Middle Class Tax Relief and Job Creation Act of 2012. In August 2011, the BCA, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation's automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year, and, due to subsequent legislative amendments, will remain in effect through 2030 unless additional Congressional action is taken. However, the Medicare sequester reductions under the BCA will be suspended from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic. Following the temporary suspension, a 1% payment reduction occurred beginning April 1, 2022 through June 30, 2022, and the 2% payment reduction resumed on July 1, 2022. The ATRA among other things, reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
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
There has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which have resulted in several recent Congressional inquiries and proposed bills designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. In addition, the U.S. government, state legislatures, and foreign governments have shown significant interest in implementing cost-containment programs, including price-controls, restrictions on reimbursement, and requirements for substitution of generic products for branded prescription drugs to limit the growth of government paid healthcare costs. At the federal level, the current U.S. president signed an Executive Order on July 9, 2021 (the July 9, 2021 Executive Order) affirming the administration's policy to (i) support legislative reforms that would lower the price of prescription drugs and biologics, including by allowing Medicare to negotiate drug prices, by imposing inflation caps, and, by supporting the development and market entry of lower-cost generic drugs and biosimilars; and (ii) support the enactment of a public health insurance option. Among other things, the July 9, 2021 Executive Order also directs the HHS to provide a report on actions to combat excessive pricing of prescription drugs, enhance the domestic drug supply chain, reduce the price that the Federal government pays for drugs, and address price gouging in the industry; and directs the FDA to continue to clarify and improve the approval framework for generic drugs, identify and address any efforts to impede generic drug competition, and work with states and Indian Tribes that propose to develop section 804 Importation Programs in accordance with the MMA and the FDA's implementing regulations. The FDA released such implementing regulations on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. In response, authorities in Canada have passed rules designed to safeguard the Canadian drug supply from shortages. If implemented, importation of drugs from Canada and the MFN Model may materially and adversely affect the price we receive for any of our drug candidates. Further, on November 20, 2020, the CMS issued an Interim Final Rule implementing the Most Favored Nation (MFN) Model under which Part B reimbursement rates would have been calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. However, on December 29, 2021 CMS rescinded the Most Favored Nations rule. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the current U.S. presidential administration may reverse or otherwise change these measures, both the current U.S. presidential administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs.

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
For example, the TCA includes limited specific provisions concerning medicinal products, primarily regarding the mutual recognition of good manufacturing practice (GMP) inspections of manufacturing facilities for medicinal products and GMP documents issued, but does not foresee wholesale mutual recognition of U.K. and EU pharmaceutical regulations. Since the regulatory framework in the U.K. covering the quality, safety and efficacy of medicinal products, clinical trials, marketing authorizations, commercial sales and distribution of medicinal products is derived from EU directives and regulations, Brexit could materially impact the future regulatory regime with respect to the approval of our current or future drug candidates in Great Britain (GB) now that the legislation has the potential to diverge from EU legislation. For instance, GB (under the Northern Ireland Protocol, the EU regulatory framework will continue to apply in Northern Ireland and centralized EU authorizations will continue to be recognized) will now no longer be covered by the centralized procedure for obtaining marketing authorizations for medicinal products which are valid throughout the European Economic Area (EEA) (which comprises the 27 member states that comprise the EU (the Member States) plus Norway, Iceland, and Liechtenstein), and a separate process for authorization of drug products will be required in GB, resulting in an authorization covering the U.K. or GB only. Any of these effects of Brexit, and others we cannot anticipate, could adversely affect our business, business opportunities, results of operations, financial condition, and cash flows. Likewise, similar actions taken by European and other countries in which we operate could have a similar or even more profound impact.
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
In addition, on March 2, 2021, Virginia enacted the Consumer Data Protection Act (CDPA). The CDPA will become effective January 1, 2023. The CDPA will regulate how businesses (which the CDPA refers to as “controllers”) collect and share personal information. While the CDPA incorporates many similar concepts of the CCPA and CPRA, there are also several key differences in the scope, application, and enforcement of the law that will change the operational practices of controllers. The new law will impact how controllers collect and process personal sensitive data, conduct data protection assessments, transfer personal data to affiliates, and respond to consumer rights requests.
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
In addition, Utah recently, became the fourth state to enact a comprehensive privacy law when Governor Cox signed the Utah Consumer Privacy Act into law on March 24, 2022. In May 2022, Connecticut Governor Lamont signed the Connecticut Data Privacy Act (CTDPA) into law. The UCPA and CTDPA draw heavily upon their predecessors in Virginia and Colorado. With the CTDPA, Connecticut became the fifth state to enact a comprehensive privacy law.
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
Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. Portions of our future clinical trials may be conducted outside of the U.S. and unfavorable economic conditions resulting in the weakening of the U.S. dollar would make those clinical trials more costly to operate. In addition, regarding the current conflict in Ukraine, while we do not have any clinical trial sites or operations in Ukraine or Russia, if the current conflict expands into the surrounding region, resulting heightened economic sanctions from the U.S. and the international community could limit our ability to procure or use certain materials or manufacturing slots for the products needed for our clinical trials, which could lead to delays in these trials. Furthermore, the most recent global financial crisis caused extreme volatility and disruptions in the capital and credit markets. Similarly, the volatility associated with the COVID-19 pandemic has caused significant instability and disruptions in the capital and credit markets and, in recent months, the global economy has been impacted by increasing interest rates and inflation, as well as by the conflict in Ukraine and the possibility of a wider European or global conflict. A severe or prolonged economic downturn (including inflation or uncertainty caused by political violence and chaos) could result in a variety of risks to our business, including a reduced ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy or international trade disputes could also strain our suppliers, some of which are located outside of the U.S., possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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
Following the FDA approval of QINLOCK in May 2020, we commenced commercial sales of QINLOCK in the U.S. In addition, our partner, Zai, obtained regulatory approval to market QINLOCK in the PRC and Hong Kong in March 2021 and Taiwan in September 2021. Following EC approval in November 2021, we launched QINLOCK in Germany and received approval from HAS for a post-approval paid access program in France. In order to market and sell QINLOCK, or any future products in other jurisdictions, we or our partners must obtain separate marketing approvals in applicable foreign jurisdictions and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing as well as additional information and filings. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the U.S. generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the U.S., it is required that the product be approved for reimbursement before the product can be approved for sale in that country. We may not (and/or our partners, as applicable, may not) obtain approvals from regulatory authorities outside the U.S. on a timely basis, if at all, or may not be successful in seeking and obtaining favorable local reimbursement and pricing approvals, particularly in light of the impact of COVID-19 on the global economy. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the U.S. does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. Except for QINLOCK in select countries where we have received approval, we, or our partners, may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our products in any market outside the U.S.

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
We have outsourced significant parts of our IT and business infrastructure to third-party providers, and we currently use these providers to perform business critical IT services for us. We are therefore vulnerable to cybersecurity attacks and incidents on the associated networks and systems, whether they are managed by us directly or by the third parties with whom we contract, and we have experienced and may in the future experience such cybersecurity threats and attacks. In the context of the COVID-19 pandemic, the risk of such threats and attacks increased, as virtual and remote working became more widely used, and sensitive data is accessed by employees working in less secure, home-based environments. The way we work continues to have and will likely continue to contain a significant remote component in most aspects of the business and we will continue to factor this into our cybersecurity risk management strategy. In addition, due to our reliance on third-party providers, we have experienced and may in the future experience interruptions, delays, or outages related to IT service availability due to a variety of factors outside of our control, including technical failures, natural disasters, fraud, or security attacks experienced by or caused by these third-party providers. Interruptions in the service provided by these third-party providers could affect our ability to perform critical tasks.
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
Despite the implementation of security technical and organizational measures, our internal computer systems, and those of third parties with which we contract, are vulnerable to damage from security incidents, breaches, and/or attacks (e.g., ransomware, computer viruses, worms, and other destructive or disruptive software), unauthorized access, natural disasters, terrorism, war, and telecommunication and electrical failures. System failures, accidents, or security attacks and/or breaches of our systems could result in operational interruptions and/or a material disruption of our clinical and commercialization activities and business operations, in addition to possibly requiring substantial expenditures of resources to remedy. The loss or compromised integrity of clinical trial data could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any systems disruptions, security incidents, or security breaches were to result in a loss of, damage to, or compromised integrity of our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and our product research, development, and commercialization efforts could be disrupted or delayed. In addition, we may not have adequate insurance coverage to provide compensation for any losses associated with such events.
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
Security incidents could also include supply chain attacks which, if successful, could cause a delay in the manufacturing of our product or drug candidates. Our key business partners face similar risks, and any security breach of their systems could adversely affect our security posture. In addition, our increased use of cloud technologies could heighten these and other operational risks, and any failure by cloud technology service providers to adequately safeguard their systems and prevent cyber-attacks could disrupt our operations and result in misappropriation, corruption, or loss of confidential or proprietary information.
In addition, as we increase our commercial activities and our brand becomes more widely known and recognized, we may become a more attractive target for malicious third parties. If a material breach of our security or that of our third-party providers occurs, the market perception of the effectiveness of our security measures could be harmed, we could lose business, and our reputation and credibility could be damaged. We could be required to expend significant amounts of money and other resources to repair or replace information assets and/or information systems. We could also be required to change third-party providers and/or products at significant cost. Although we develop and maintain systems and controls designed to prevent these events from occurring, and we have a process to identify and mitigate threats, the development and maintenance of these systems, controls, and processes is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. Moreover, despite our efforts, the possibility of these events occurring cannot be eliminated entirely. Any breach of our security measures as a result of third-party action, employee negligence and/or error, malfeasance, defects, or otherwise that compromises the confidentiality, integrity, or availability of our data could result in:
•severe harm to our reputation or brand, or a material and adverse effect on the overall market perception of our technical and organizational measures to protect the confidentiality, integrity, and availability of our information;
•individual and/or class action lawsuits, which could result in financial judgments against us potentially causing us to incur legal fees and costs;
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
Exchange rate fluctuations may materially affect our results of operations and financial conditions.
Owing to the international scope of our operations, fluctuations in exchange rates, particularly between the U.S. dollar and the Euro, may adversely affect us. Although we are based in the United States, we sell QINLOCK in the European Union and we have also entered into exclusive distributor arrangements to facilitate sales of QINLOCK in select geographies where we do not currently intend to distribute QINLOCK on our own. As a result, our business may be affected by fluctuations in foreign exchange rates, which may have a significant impact on our results of operations and cash flows from period to period and the price of our common stock. Currently, we do not have any exchange rate hedging arrangements in place.
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
•our third-party contractors, including investigators, may fail to meet their contractual obligations to us in a timely manner, or at all, due to interruptions to their business, including those impacts caused by the COVID-19 pandemic or global economic instability, or may fail to comply with regulatory requirements;
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
•the cost of clinical trials for our drug or drug candidates may be greater than we anticipate, particularly in light of the uncertainties associated with global economic and political developments or the COVID-19 pandemic; and
•the supply or quality of our drug or drug candidates or other materials necessary to conduct clinical trials may be insufficient or inadequate and result in delays or suspension of our clinical trials, including those caused by global economic instability, including historically high inflation, and the COVID-19 pandemic.
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
We may not be able to continue clinical trials for our drug or drug candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside of the U.S., or our clinical trials may be delayed if enrollment is slowed or paused due to health considerations, access restrictions, or disruptions and shortages in the global supply chain resulting from COVID-19, global economic and political developments, including historically high inflation and the conflict in Ukraine, or other factors.
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
Regulatory authorities in some jurisdictions, including the U.S. and Europe, may in response to a request from the sponsor designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the U.S. For example, we have received orphan drug designation for ripretinib for the treatment of GIST in the U.S. In the EU, a medicinal product may be designated as orphan if (1) it is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either (i) such condition affects no more than five in 10,000 persons in the EU when the application is made, or (ii) it is unlikely that the product, without the benefits derived from orphan status, would generate sufficient return in the EU to justify the necessary investment in its development; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU or, if such a method exists, the product will be of significant benefit to those affected by the condition, as defined in Regulation (EC) 847/2000.
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
On August 3, 2017, the Congress passed the FDA Reauthorization Act of 2017 (the FDARA). The FDARA, among other things, codified the FDA's preexisting regulatory interpretation, to require that a drug sponsor demonstrate the clinical superiority of an orphan drug that is otherwise the same as a previously approved drug for the same rare disease in order to receive orphan drug exclusivity. The law reverses prior precedent holding that the Orphan Drug Act unambiguously requires that the FDA recognize the orphan exclusivity period regardless of a showing of clinical superiority. Moreover, in the Consolidated Appropriations Act of 2021, Congress did not further change this interpretation when it clarified that the interpretation codified in the FDARA would apply in cases where FDA issued an orphan designation before the enactment of the FDARA but where product approval came after the enactment of the FDARA. The FDA may further reevaluate its regulations and policies under the Orphan Drug Act. We do not know if, when, or how the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted.
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
Risks Related to Drug Discovery
Results of preclinical studies and early clinical trials of drug candidates may not be predictive of results of later studies or trials. Our drug candidates may not have favorable results in later clinical trials, if any, or receive regulatory approval.
Preclinical and clinical drug development is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the preclinical study or clinical trial process. Despite promising preclinical or clinical results, any program or drug candidate can unexpectedly fail at any stage of preclinical or clinical development. The historical failure rate for programs or drug candidates in our industry is high. The results from preclinical studies or early clinical trials may not be predictive of the results from later preclinical studies or clinical trials, and interim results of a clinical trial are not necessarily indicative of final results. Drug candidates in later stages of clinical trials may fail to show the desired safety and efficacy characteristics despite having progressed through preclinical studies and initial clinical trials.
Many companies in the biopharmaceutical industry have suffered significant setbacks at later stages of development after achieving positive results in early stages of development. Moreover, non-clinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their drug candidates performed satisfactorily in preclinical studies and clinical trials nonetheless failed to obtain regulatory approval. A program may fail to result in a designated compound for many reasons, including inability to achieve desired candidate profile properties, chemistry or patent challenges, or inconclusive or conflicting in vitro and/or in vivo studies. Designated compounds undergoing IND-enabling studies, including animal toxicity studies, may fail at that stage. Moreover, even if an IND is filed, regulatory authorities may not clear the candidate as safe to proceed for human studies. Even if any drug candidates progress to clinical trials, these drug candidates may fail to achieve clinical-proof-of-concept or show the safety and efficacy in clinical development required to obtain regulatory approval, despite the observation of positive results in animal studies. Our or our collaborators’ failure to replicate positive results from early research programs and preclinical studies may prevent us from further developing and commercializing those or other drug candidates, which would limit our potential to generate revenues from them and harm our business and prospects.
For the foregoing reasons, we cannot be certain that any ongoing or future preclinical studies or clinical trials, including our ongoing Phase 1 study of DCC-3116 or our pan-RAF research program, will be successful. Any safety or efficacy concerns observed in any one of our preclinical studies or clinical trials in a targeted area could limit the prospects for regulatory approval of drug candidates in that and other areas, which could have a material adverse effect on our business and prospects.
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
The extent to which the COVID-19 pandemic, or the future outbreak of any other highly infectious or contagious diseases, impacts our business, including our commercialization efforts, preclinical studies, and clinical trial operations, will depend on continuously changing circumstances, which are highly uncertain and cannot be predicted with confidence, such as the duration of such pandemic including future waves of infection, new strains of the virus that causes COVID-19, or the impact of the increasing availability of effective vaccines, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. The ongoing fluidity of this situation precludes any prediction as to the full impact of the COVID-19 pandemic, but it could have a material adverse effect on our business, financial condition, and results of operations. The COVID-19 pandemic may also have the effect of heightening many of the risks described herein, including the below:
•Our ability to successfully commercialize and generate revenue from QINLOCK may be adversely affected by the economic impact of the COVID-19 pandemic. For example, in the U.S. we plan to utilize various programs to help patients afford our products, including patient assistance programs for eligible patients. Market disruption and economic conditions caused by the COVID-19 pandemic may lead to delays in obtaining insurance coverage and reimbursement of newly approved products as well as an increase in the numbers of uninsured patients or patients who may no longer be able to afford their co-insurance or co-pay obligations. These factors may lead to increased utilization of our patient assistance programs, which could reduce revenues.
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
•We are currently conducting numerous clinical studies. We believe that the COVID-19 pandemic has had, and will likely continue to have, an impact on various aspects of our ongoing clinical trials. For example, some clinical trial sites have imposed restrictions on site visits by sponsors and CROs, the initiation of new trials, and new patient enrollment to protect both site staff and patients from possible COVID-19 exposure and to focus medical resources on patients suffering from COVID-19. While all our studies remain open, enrollment has slowed at some sites, and some sites may in the future temporarily pause enrollment of new patients. We have provided guidance to all of our clinical trial sites that new patient enrollment may occur at sites where resources allow these patients to be safely enrolled and closely monitored.
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
•We currently rely on third parties to, among other things, manufacture raw materials, manufacture our drug candidates for our clinical trials and our drug for commercial sales, ship investigational and commercial drug supply for use in clinical trials or by patients, as appropriate, perform quality testing, and supply other goods and services to run our business. Since the beginning of the COVID-19 pandemic, four vaccines for COVID-19 have received Emergency Use Authorization by the FDA and two of those later received marketing approval. Additional vaccines may be authorized or approved in the future. If any such third parties in our supply chain for materials are adversely impacted by restrictions resulting from the COVID-19 pandemic, including staffing shortages, production slowdowns, disruptions in delivery systems, or the resultant demand for vaccines and potential for their facilities to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation to produce supplies needed for COVID-19 remediation, our supply chain may be disrupted, limiting our ability to manufacture our drug candidates for our clinical trials, our research and development operations, or for commercial sale of QINLOCK. For example, the effect of recent restrictive quarantine measures imposed by the Chinese government and any restrictive measures that the Chinese government may impose in the future, which, when imposed, may continue for some indeterminate amount of time, may have a material adverse effect on the business and financial condition of third parties operating in, or doing business with, that region.
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
•Health regulatory agencies globally may experience disruptions in their operations as a result of the evolving COVID-19 pandemic. The FDA and comparable foreign regulatory agencies may have slower response times or be under-resourced and, as a result, review, inspection, and other timelines may be materially delayed. For example, as of May 26, 2021, the FDA noted that it is continuing to ensure timely reviews of applications for medical products during the COVID-19 pandemic in line with its user fee performance goals. However, it is possible that the FDA may not be able to continue its current pace and approval times could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the ongoing COVID-19 pandemic and travel restrictions FDA is unable to complete such required inspections during the review period. Since March 2020, when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring, and pre-approval inspections on a prioritized basis. Since April 2021, the FDA has conducted limited inspections and employed remote interactive evaluations, using risk management methods, to meet user fee commitments and goal dates. Ongoing travel restrictions and other uncertainties continue to impact oversight operations both domestic and abroad and it is unclear when standard operational levels will resume. The FDA is continuing to complete mission-critical work, prioritize other higher-tiered inspectional needs (e.g., for-cause inspections), and carry out surveillance inspections using risk-based approaches for evaluating public health. Should the FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the FDA has stated that it generally intends to issue, depending on the circumstances, a complete response letter or defer action on the application until an inspection can be completed. During the COVID-19 public health emergency, a number of companies announced receipt of complete response letters due to the FDA's inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. It is unknown how long these disruptions could continue, were they to occur. Any elongation or de-prioritization of our clinical trials or delay in regulatory review or inspection resulting from such disruptions could materially affect the development and study of our drug candidates.
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
Our commercial success depends on obtaining and maintaining intellectual property rights to our products and drug candidates, as well as successfully defending these rights against third-party challenges. Competitors may infringe our patents, trademarks, copyrights, trade secrets, or other intellectual property. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time consuming and divert the time and attention of our management and scientific personnel. Any claims we assert against perceived infringers could provoke these parties to assert counterclaims against us alleging that we infringe their patents or their intellectual property, in addition to counterclaims asserting that our patents are invalid or unenforceable, or both. In any patent infringement proceeding, there is a risk that a court will decide that a patent of ours is invalid or unenforceable, in whole or in part, and that we do not have the right to stop the other party from using the invention at issue. There is also a risk that, even if the validity of such patents is upheld, the court will construe the patent's claims narrowly or decide that we do not have the right to stop the other party from using the invention at issue on the grounds that our patent claims do not cover the invention. An adverse outcome in a litigation or proceeding involving our patents could limit our ability to assert our patents against those parties or other competitors and may curtail or preclude our ability to exclude third parties from making and selling similar or competitive products. Any of these occurrences could adversely affect our competitive business position, business prospects, and financial condition. Similarly, if we assert trademark infringement claims, a court may determine that the marks we have asserted are invalid or unenforceable, or that the party against whom we have asserted trademark infringement has superior rights to the marks in question. In this case, we could ultimately be forced to cease use of such trademarks.

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
Investment in pharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We were formed and commenced operations in 2003. Other than QINLOCK, we have no approved products for commercial sale and have not generated sufficient revenue to result in a profit from product sales. We continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we have never been profitable and have incurred losses in each year since inception. For the six months ended June 30, 2022 and the year ended December 31, 2021, we reported net losses of $90.0 million and $300.0 million, respectively. As of June 30, 2022, we had an accumulated deficit of $1.1 billion.
Since our inception, we have focused substantially all of our efforts and financial resources on developing our proprietary compound library, including, without limitation, the preclinical and clinical development of QINLOCK and our drug candidates and, more recently, establishing a commercial infrastructure. On May 15, 2020, QINLOCK was approved by the FDA for the treatment of adult patients with advanced GIST who have received prior treatment with three or more kinase inhibitors, including imatinib. Except for QINLOCK, all of our drug candidates, including vimseltinib and DCC-3116, are still in clinical stages of development. To date, we have not generated sufficient revenue to result in a profit from the product sales of QINLOCK and have funded our operations primarily with proceeds from the sales of our common stock in public offerings and under the Sales Agreement, sales of preferred shares, proceeds from the issuance of convertible notes, payments received under a concluded collaboration agreement, upfront and milestone payments received under our license agreement with Zai, borrowings under a repaid construction loan, and research and development grants from the Kansas Bioscience Authority. Since our inception, we received an aggregate of $1.4 billion in net proceeds from such transactions. As of June 30, 2022, our cash, cash equivalents, and marketable securities were $393.1 million.
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
Our ability to become profitable depends upon our ability to generate revenue. To date, we have not generated sufficient revenue to result in a profit from sales of QINLOCK, and we do not know when, or if, we will generate profits or positive operating cash flows. We also have not obtained marketing approval for QINLOCK outside of the U.S. and other select jurisdictions, including in key European markets, or for any other indications, and we have not obtained marketing approval for any of our drug candidates. We do not expect to generate significant revenue from our drug candidates unless and until we obtain marketing approval for, and begin to sell, such drug candidates. Our ability to generate further revenue from sales of QINLOCK or revenue from sales of our drug candidates depends on a number of factors, including, but not limited to, our ability to:
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
Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses we will incur or when, or if, we will be able to achieve profitability. If we are required by the FDA, the EMA, or other regulatory authorities to perform studies in addition to those currently expected, or if there are any delays in establishing appropriate manufacturing arrangements for, or in completing our clinical trials for, the development of any of our drug candidates, or as a result of impacts from the COVID-19 pandemic, global economic instability or global political developments, our expenses could increase materially.
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
Our management has broad discretion in the application of working capital, and stockholders do not have the opportunity to assess whether working capital is being used appropriately. Because of the number and variability of factors that will determine our use of our working capital, its ultimate use may vary substantially from its currently intended use. Management might not apply working capital in ways that ultimately increase stockholder value. Failure by us to apply working capital effectively could harm our business. Pending its use, we may invest our working capital in short-term, investment-grade, interest-bearing securities. These investments may not yield a favorable return to our stockholders. In addition, the fair value of such investments is subject to change as a result of potential market fluctuations, including resulting from global economic and political developments, including historically high inflation, rising interest rates and political unrest, and the impact of the COVID-19 pandemic. If we do not invest or apply our working capital in ways that enhance stockholder value, we may fail to achieve expected financial results, which could cause our stock price to decline.
Risks Related to Our Capital Needs
We will require substantial additional funding. If we are unable to raise capital when needed, or on attractive terms, we could be forced to delay, reduce, or eliminate our research or drug development programs or commercialization efforts.
We expect to incur significant expenses in connection with our ongoing activities, particularly as we commercialize QINLOCK, and advance our drug candidates, vimseltinib and DCC-3116, and seek to identify lead drug candidates in our research programs. We expect increased expenses as we continue our research and development and initiate additional clinical trials and establish arrangements with third parties for the manufacture of clinical supplies of and seek marketing approval for our drug candidates. In addition, we expect to incur significant commercialization costs and expenses related to product manufacturing, marketing, sales, and distribution of QINLOCK, including related to the initiation of our commercial launch in key European markets and any current or future drug candidate for which we may receive marketing approval. Furthermore, we expect to continue to incur costs associated with operating as a public company.
Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed, or on attractive terms, we could be forced to delay, reduce, or eliminate our research or drug development programs or our commercialization efforts.
We believe that our cash, cash equivalents, and marketable securities as of June 30, 2022, together with anticipated product, royalty, and supply revenues, but excluding any potential future milestone payments under our collaboration or license agreements will enable us to fund our operating expenses and capital expenditure requirements into 2025. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.
Our future capital requirements will depend on many factors, including:
•the scope, progress, costs, and results of drug discovery, preclinical development, and clinical trials for our drug candidates;
•the anticipated cost savings of our corporate restructuring;
•the cost of maintaining, expanding, or contracting our sales, marketing, and distribution capabilities in connection with commercialization of QINLOCK or any future drugs for which we may receive marketing approval;
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
As of June 30, 2022, our executive officers and directors, combined with our stockholders who own more than 10% of our outstanding capital stock, beneficially own shares, in the aggregate, representing approximately 30% of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to exert significant influence over all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would have significant influence over the election of directors and approval of any merger, consolidation, or sale of all or substantially all of our assets. This concentration of ownership control may:
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
Our stock price is likely to be volatile. The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. Our common stock is currently quoted on the Nasdaq Global Select Market under the symbol "DCPH." Since our common stock began trading on the Nasdaq Global Select Market on September 28, 2017, our stock has traded at prices as low as $6.51 per share and as high as $71.11 per share through June 30, 2022. Market prices for our common stock will be influenced by a number of factors, including:
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
•general economic, industry, and market conditions and other national or global conditions; and
•the other factors described in this "Risk Factors" section.
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
Furthermore, these third parties may have relationships with other entities, some of which may be our competitors, and have substantial other contractual obligations with their other clients. In addition, these third parties could experience business interruptions, for example in connection with global economic or political developments, including historically high inflation and the conflict in Ukraine, or the ongoing COVID-19 pandemic, that could hinder their ability to meet their contractual obligations to us or may delay their performance of the services they conduct for us. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical trials in accordance with regulatory requirements, applicable laws, rules and regulations, and our stated protocols, we will not be able to obtain, or may be delayed in obtaining, marketing approvals for our drug candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our drug candidates, if approved.
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
We do not own any manufacturing facilities. We produce in our research laboratories very small quantities of drug substance for evaluation in our research programs. We rely, and expect to continue to rely, on third parties for the manufacture of our drug candidates for preclinical and clinical testing, and for the commercial manufacture of any of our current and future drugs. As a general matter, our manufacturers represent our sole source of supply. This reliance on third parties increases the risk that we will not have sufficient quantities of our drug or drug candidates or such quantities at an acceptable cost or quality or in a timely manner, which could delay, prevent, or impair our development or commercialization efforts, or those of our partners. Although we actively manage these third-party relationships to ensure continuity, quality, and compliance with regulations, some events beyond our control, including global instability due to political unrest or from an outbreak of pandemic or contagious disease, such as COVID-19, and could result in supply chain disruptions or the complete or partial failure of these manufacturing services. Any such failure or disruptions could materially adversely affect our business, financial condition, cash flows, and results of operations.
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
We have only limited supply arrangements in place with respect to our drug candidates and sole source supplier arrangements for our commercial supply of drug substance, and finished drug product for QINLOCK. We acquire many key materials on a purchase order basis. As a result, while we have commercial supply arrangements for our drug substance and finished drug product for QINLOCK, we do not have long term supply arrangements with respect to our drug candidates and other materials. We do not currently have arrangements in place for redundant supply or a second source for drug substance or drug product. We rely on our sole source suppliers to manufacture all of our drug substance and finished drug product for commercialization of QINLOCK unless and until we add additional sources. Any performance failure on the part of our existing or future manufacturers could delay clinical development, marketing approval, or commercial supply, including with respect to QINLOCK. If our current sole source suppliers, or future third-party manufacturers, cannot perform as agreed, or if such contract manufacturers choose to terminate their agreements with us, we would be required to replace such manufacturers. We may incur added costs, delays, and difficulties in identifying and qualifying any such replacement manufacturer or in reaching an agreement with any such alternative manufacturers. In addition, we depend on the proprietary technology of our third-party manufacturers for QINLOCK and certain of our drug candidates and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills to a back-up or alternate supplier, or we may be unable to transfer such skills at all. We will also need to verify, such as through a manufacturing comparability study, that any new supplier will produce our drug candidate or product according to the specifications previously submitted to the FDA or another regulatory authority. In addition, changes in suppliers often involve changes in manufacturing procedures and processes, which could require that we conduct bridging studies between our prior clinical supply used in our clinical trials and that of any new supplier. The delays associated with the verification of a new supplier or comparability of new manufacturing processes could negatively affect our ability to develop drug candidates or commercialize our product in a timely manner or within budget.
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
•the existence of uncertainty with respect to our ownership of technology or other rights, which can exist if there is a challenge to such ownership without regard to the merits of the challenge; and
•industry and market conditions generally, including due to the impact of global economic instability and of COVID-19.
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
Our pending patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless and until a patent issues from such applications. Assuming the other requirements for patentability are met, currently, the first to file a patent application is generally entitled to the patent. However, prior to March 16, 2013, in the U.S., the first to invent was entitled to the patent. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the U.S. and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Since patent applications in the U.S. and most other countries are confidential for a period of time after filing, and some remain so until issued, we cannot be certain that we were the first to file or invent (prior to March 16, 2013) any patent application related to our approved drug or drug candidates. In addition, we enter into non-disclosure and confidentiality agreements with parties who have access to confidential or patentable aspects of our research and development output, such as our employees, collaborators, consultants, advisors, and other third parties; however, any of these parties may breach the agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to seek patent protection. Furthermore, if third parties have filed patent applications related to our approved drug, drug candidates, or technology, an interference proceeding in the U.S. can be initiated by the USPTO or a third party to determine who was the first to invent any of the subject matter covered by the patent claims of our applications. Therefore, we cannot be certain that we were the first to make the inventions claimed in our patents or pending patent applications, or that we were the first to file for patent protection of such inventions.
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

DECIPHERA PHARMACEUTICALS, INC.

Date: August 4, 2022	By:	/s/ Thomas P. Kelly
Thomas P. Kelly Chief Financial Officer (Principal Financial and Accounting Officer)