Form 10-Q
period 2022-09-30
Deciphera Pharmaceuticals, Inc.
filed 2022-11-03
CIK 1654151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 28, 2022, there were 67,576,051 shares of Common Stock, $0.01 par value per share, outstanding.

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
•The ongoing pandemic of the novel coronavirus (COVID-19), including the emergence of new variants and subvariants, recurring surges and waves of infection, and the future outbreak of other highly infectious or contagious diseases, could seriously harm our research, development, and commercialization efforts, increase our costs and expenses and have a material adverse effect on our business, financial condition, and results of operations.
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
•the impact of global economic and political developments on our business, including high inflation and capital market disruptions, the war in Ukraine, economic sanctions and economic slowdowns or recessions, including any that may result from such developments and the continuing COVID-19 pandemic, which could harm our commercialization efforts for QINLOCK as well as the value of our common stock and our ability to access capital markets;
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

PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements.
Deciphera Pharmaceuticals, Inc.
Consolidated Balance Sheets
(Unaudited, in thousands, except share and per share amounts)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$82,538	$87,063
Short-term marketable securities	282,039	198,571
Accounts receivable, net	23,278	20,595
Inventory	19,129	14,125
Prepaid expenses and other current assets	13,895	18,660
Total current assets	420,879	339,014
Long-term marketable securities	7,006	41,950
Long-term investments—restricted and other long-term assets	3,276	3,110
Property and equipment, net	7,152	8,610
Operating lease assets	37,639	36,800
Total assets	$475,952	$429,484
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$12,800	$13,130
Accrued expenses and other current liabilities	59,498	80,773
Operating lease liabilities	3,170	2,870
Total current liabilities	75,468	96,773
Operating lease liabilities, net of current portion	26,708	27,991
Total liabilities	102,176	124,764
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, $0.01 par value per share; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value per share; 125,000,000 shares authorized; 67,429,720 shares and 58,549,644 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	674	585
Additional paid-in capital	1,562,572	1,358,516
Accumulated other comprehensive income (loss)	(2,042)	51
Accumulated deficit	(1,187,428)	(1,054,432)
Total stockholders' equity	373,776	304,720
Total liabilities and stockholders' equity	$475,952	$429,484
The accompanying notes are an integral part of these consolidated financial statements.

Deciphera Pharmaceuticals, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Product revenues, net	$32,318	$21,682	$92,624	$63,692
Collaboration revenues	3,656	1,538	5,067	8,257
Total revenues	35,974	23,220	97,691	71,949
Cost and operating expenses:
Cost of sales	3,344	917	5,525	2,414
Research and development	47,485	66,444	139,755	182,109
Selling, general, and administrative	30,026	35,527	87,972	99,102
Total cost and operating expenses	80,855	102,888	233,252	283,625
Loss from operations	(44,881)	(79,668)	(135,561)	(211,676)
Other income (expense):
Interest and other income, net	1,838	(170)	2,565	107
Total other income (expense), net	1,838	(170)	2,565	107
Net loss	$(43,043)	$(79,838)	$(132,996)	$(211,569)

Net loss per share—basic and diluted	$(0.55)	$(1.37)	$(1.82)	$(3.65)
Weighted average common shares outstanding—basic and diluted	78,206,647	58,107,611	73,129,804	57,948,612

Comprehensive loss:
Net loss	$(43,043)	$(79,838)	$(132,996)	$(211,569)
Other comprehensive income (loss):
Unrealized losses on marketable securities	(422)	(9)	(1,619)	(32)
Currency translation adjustment	(352)	148	(474)	186
Total other comprehensive income (loss)	(774)	139	(2,093)	154
Total comprehensive loss	$(43,817)	$(79,699)	$(135,089)	$(211,415)
The accompanying notes are an integral part of these consolidated financial statements.

Deciphera Pharmaceuticals, Inc.
Consolidated Statements of Stockholders' Equity
(Unaudited, in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, June 30, 2022	66,815,511	$668	$1,549,996	$(1,268)	$(1,144,385)	$405,011
Issuance of common stock upon pre-funded warrant exercise	575,482	6	—	—	—	6
Issuance of common stock under stock option and incentive plans	38,727	—	203	—	—	203
Stock-based compensation expense	—	—	12,373	—	—	12,373
Other comprehensive income (loss)	—	—	—	(774)	—	(774)
Net loss	—	—	—	—	(43,043)	(43,043)
Balance, September 30, 2022	67,429,720	$674	$1,562,572	$(2,042)	$(1,187,428)	$373,776

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2021	58,549,644	$585	$1,358,516	$51	$(1,054,432)	$304,720
Issuance of common stock and pre-funded warrants, net of underwriting discounts, commissions and offering costs	7,501,239	75	163,278	—	—	163,353
Issuance of common stock upon pre-funded warrant exercise	892,798	9	—	—	—	9
Issuance of common stock under stock option and incentive and employee stock purchase plans	486,039	5	1,149	—	—	1,154
Stock-based compensation expense	—	—	39,629	—	—	39,629
Other comprehensive income (loss)	—	—	—	(2,093)	—	(2,093)
Net loss	—	—	—	—	(132,996)	(132,996)
Balance, September 30, 2022	67,429,720	$674	$1,562,572	$(2,042)	$(1,187,428)	$373,776

Deciphera Pharmaceuticals, Inc.
Consolidated Statements of Stockholders' Equity
(Unaudited, in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, June 30, 2021	58,033,984	$580	$1,332,249	$26	$(886,199)	$446,656
Issuance of common stock under stock option and incentive plans	293,905	3	1,703	—	—	1,706
Stock-based compensation expense	—	—	11,794	—	—	11,794
Other comprehensive income (loss)	—	—	—	139	—	139
Net loss	—	—	—	—	(79,838)	(79,838)
Balance, September 30, 2021	58,327,889	$583	$1,345,746	$165	$(966,037)	$380,457

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2020	57,596,144	$576	$1,297,557	$11	$(754,468)	$543,676
Issuance of common stock, net of underwriting discounts, commissions and offering costs	172,094	2	8,546	—	—	8,548
Issuance of common stock under stock option and incentive and employee stock purchase plans	559,651	5	4,359	—	—	4,364
Stock-based compensation expense	—	—	35,284	—	—	35,284
Other comprehensive income (loss)	—	—	—	154	—	154
Net loss	—	—	—	—	(211,569)	(211,569)
Balance, September 30, 2021	58,327,889	$583	$1,345,746	$165	$(966,037)	$380,457
The accompanying notes are an integral part of these consolidated financial statements.

Deciphera Pharmaceuticals, Inc.
Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(132,996)	$(211,569)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Stock-based compensation expense	39,629	35,284
Depreciation expense	2,345	2,234
Noncash lease expense	3,035	2,527
Acquired in-process research and development	—	4,000
Net (accretion) amortization of (discounts) premium on marketable securities	(390)	1,392
Changes in operating assets and liabilities:
Accounts receivable	(3,014)	(4,153)
Inventory	(3,746)	(3,275)
Prepaid expenses and other current assets	2,034	(5,240)
Other long-term assets	(167)	—
Accounts payable	(250)	1,178
Accrued expenses and other current liabilities	(22,013)	5,823
Operating lease liabilities	(2,171)	(1,849)
Net cash flows used in operating activities	(117,704)	(173,648)
Cash flows from investing activities:
Purchases of marketable securities	(240,592)	(313,718)
Maturities of marketable securities	190,839	360,076
Sales of marketable securities	—	38,617
Purchases of property and equipment	(860)	(3,079)
Acquired in-process research and development	—	(4,000)
Net cash flows (used in) provided by investing activities	(50,613)	77,896
Cash flows from financing activities:
Proceeds from offerings of common stock and pre-funded warrants, net of underwriting discounts and commissions	163,778	8,588
Proceeds from pre-funded warrant exercise	9	—
Payments of offering costs	(425)	(40)
Proceeds from stock option exercises and employee stock purchase plan	1,154	4,364
Net cash flows provided by financing activities	164,516	12,912
Net decrease in cash and cash equivalents	(3,801)	(82,840)
Effect of exchange rate changes on cash and cash equivalents	(724)	132
Cash and cash equivalents at beginning of period	87,063	135,897
Cash and cash equivalents at end of period	$82,538	$53,189
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
The full extent to which the COVID-19 pandemic, or the future outbreak of any other highly infectious or contagious diseases, may impact the Company's business, including its preclinical studies, clinical trial operations, or commercialization efforts will depend on continuously changing circumstances, which are highly uncertain and cannot be predicted at this time, such as the duration of such pandemic including the emergence of variants and subvariants, future waves of infection, new strains of the virus that causes COVID-19, or the impact of effective vaccines, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. The Company is continuing to monitor the long-term impact of COVID-19, if any, on its financial condition and results of operations. The ongoing fluidity of this situation precludes any prediction as to the full impact of the COVID-19 pandemic but it could have a material adverse effect on the Company's business, financial condition, and results of operations. The COVID-19 pandemic may also have the effect of heightening the risks to which the Company is subject, including various aspects of the Company's preclinical studies and ongoing clinical trials, the reliance on third parties in the Company's supply chain for materials and manufacturing of the Company's drug and drug candidates, disruptions in health regulatory agencies' operations globally, the volatility of the Company's common stock, and its ability to access capital markets, and the Company's ability to successfully commercialize and generate revenue from sales of QINLOCK.
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

During the three and nine months ended September 30, 2022, 575,482 and 892,798 shares of pre-funded warrants were exercised resulting in net proceeds of less than $0.1 million and $0.1 million, respectively. As of September 30, 2022, there were 8,855,963 pre-funded warrants outstanding.
On August 4, 2022, the Company entered into an amendment to its existing Open Market Sale Agreement℠ (the Sales Agreement and as amended, the Amended Sales Agreement) with Jefferies LLC (Jefferies), pursuant to which the Company may issue and sell shares of its common stock having aggregate offering proceeds of up to $200.0 million from time to time through Jefferies as its sales agent. Upon delivery of a placement notice and subject to the terms and conditions of the Amended Sales Agreement, Jefferies may sell the Shares by any method permitted by law deemed to be an "at the market offering" as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. The Company may sell the Shares in amounts and at times to be determined by the Company from time to time subject to the terms and conditions of the Sales Agreement, but it has no obligation to sell any Shares under the Amended Sales Agreement. The Company or Jefferies may suspend or terminate the offering of Shares upon notice to the other party and subject to other conditions. During the nine months ended September 30, 2021, the Company issued 172,094 shares under the Sales Agreement resulting in net proceeds of $8.5 million after deducting discounts and commissions and other offering expenses. During the nine months ended, September 30, 2022, the Company did not issue any shares under the Sales Agreement or the Amended Sales Agreement.
Basis of Presentation
The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets, and the satisfaction of liabilities and commitments in the ordinary course of business. Since inception, the Company has incurred recurring losses including net losses of $133.0 million and $300.0 million for the nine months ended September 30, 2022 and the year ended December 31, 2021, respectively. As of September 30, 2022, the Company had an accumulated deficit of $1.2 billion. The Company expects to continue to generate operating losses for the foreseeable future. The Company expects that its cash, cash equivalents, and marketable securities of $371.6 million as of September 30, 2022 will be sufficient to fund its operating expenses and capital expenditure requirements through at least 12 months from the issuance date of these consolidated financial statements. The future viability of the Company is dependent on its ability to raise additional capital to fund its operations.
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
The consolidated balance sheet as of December 31, 2021 was derived from audited financial statements, but does not include all disclosures required by GAAP. The accompanying unaudited consolidated financial statements as of September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial statements. Certain information and

Deciphera Pharmaceuticals, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto for the year ended December 31, 2021 included in the Company's Annual Report on Form 10-K (Form 10-K) on file with the SEC.
In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company's consolidated financial position as of September 30, 2022 and consolidated results of operations and comprehensive loss for the three and nine months ended September 30, 2022 and 2021 and consolidated cash flows for the nine months ended September 30, 2022 and 2021 have been made. The consolidated results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2022.
The significant accounting policies used in preparation of these consolidated financial statements for the three and nine months ended September 30, 2022 are consistent with those discussed in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements in the Company's Form 10-K for the year ended December 31, 2021.
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
Income Taxes
Effective for tax years beginning on or after January 1, 2022, research and experimental expenditures under Internal Revenue Code Section 174 must be capitalized over five years when performed in the U.S. and 15 years for research and experimental expenditures performed outside of the U.S. The modification is an accounting method change that will require the filing of Form 3115 with the Company's 2022 tax return. As of September 30, 2022, the Company has performed an assessment of the impact of this legislation enactment and determined that it will not result in income tax due to enough net operating losses available that are not subject to an 80% limitation. The Company maintains its full valuation allowance.
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
In May 2022, the Company entered into a sublease agreement to sublease 44,343 square feet of space at 200 Smith Street, Waltham, MA, for a term of three years for $8.9 million over the term of the sublease. The Company determined the sublease to be an operating lease. Therefore the Company will recognize sublease income on a straight-line basis over the lease term in its consolidated statement of operations and comprehensive income. The Company will continue to account for the right-of-use asset and related liability of the original lease as it did prior to the commencement of the sublease. During the three and nine months ended September 30, 2022, the Company recognized $0.7 million and $1.0 million, respectively, of sublease income relating to lease payments within selling, general, and administrative expenses in the consolidated statement of operations and comprehensive loss.

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
For periods in which the Company has reported net losses, diluted net loss per common share is the same as basic net loss per common share, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss for the three and nine months ended September 30, 2022 and 2021.
The following potential dilutive securities, presented based on amounts outstanding at the end of each reporting period, have been excluded from the calculation of diluted net loss per share because including them would have had an anti-dilutive impact:

	As of September 30,
	2022	2021
Options to purchase common stock	8,316,531	6,405,542
Unvested restricted common stock units	2,106,283	839,407
Unvested employee stock purchase plan shares	53,429	34,183
Total	10,476,243	7,279,132
2. Revenues
Net Product Revenues
To date, the Company's only source of product revenues has been from the sales of QINLOCK, for the treatment of adult patients with advanced GIST who have received prior treatment with three or more kinase inhibitors, including imatinib.
Net product revenues by geography consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
U.S.	$24,478	$19,975	$71,621	$59,994
Rest of world	7,840	1,707	21,003	3,698
Total product revenues, net	$32,318	$21,682	$92,624	$63,692
Activity in each of the product revenue allowance and reserve categories is summarized as follows:

(in thousands)	Trade discounts and allowances	Chargebacks and administrative fees	Government rebates and other incentives	Returns	Total
Balance as of December 31, 2021	$267	$494	$7,863	$817	$9,441
Provision related to sales in the current year	2,658	5,575	7,850	2,591	18,674
Adjustments related to prior period sales	—	(16)	(164)	(239)	(419)
Credits and payments made during the period	(2,378)	(5,496)	(3,938)	(2,432)	(14,244)
Balance as of September 30, 2022	$547	$557	$11,611	$737	$13,452

Deciphera Pharmaceuticals, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

The total reserves described above are summarized as components of the Company's consolidated balance sheets as follows:

(in thousands)	As of September 30, 2022	As of December 31, 2021
Reduction of accounts receivable, net	$1,042	$719
Component of accrued expenses and other current liabilities	12,410	8,722
Total revenue-related reserves	$13,452	$9,441
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
During the three and nine months ended September 30, 2022 and 2021, the Company recognized royalty revenues under the Zai License Agreement, which the Company began recognizing in the second quarter of 2021 following the approval from the China National Medical Products Administration (China NMPA).
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

Deciphera Pharmaceuticals, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

3. Marketable Securities and Fair Value Measurements
The following tables present marketable securities by contractual maturity and security type:

As of September 30, 2022 (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Due within one year:
Commercial paper	$103,296	$1	$(493)	$102,804
Corporate debt securities	120,626	1	(937)	119,690
Certificates of deposit	36,257	—	(187)	36,070
U.S. government securities	23,654	—	(179)	23,475
Due after one year through five years:
Corporate debt securities	3,093	—	(26)	3,067
U.S. government securities	4,000	—	(61)	3,939
Total	$290,926	$2	$(1,883)	$289,045

As of December 31, 2021 (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Due within one year:
Commercial paper	$105,433	$1	$(44)	$105,390
Corporate debt securities	61,721	—	(70)	61,651
Certificates of deposit	23,528	1	(7)	23,522
U.S. government securities	8,008	—	—	8,008
Due after one year through five years:
Corporate debt securities	37,003	—	(129)	36,874
U.S. government securities	5,094	—	(18)	5,076
Total	$240,787	$2	$(268)	$240,521

Deciphera Pharmaceuticals, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

The following tables present information about the Company's financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

As of September 30, 2022 (in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$—	$23,652	$—	$23,652
Commercial paper	—	16,070	—	16,070
Marketable securities:
Commercial paper	—	102,804	—	102,804
Corporate debt securities	—	122,757	—	122,757
Certificates of deposit	—	36,070	—	36,070
U.S. government securities	—	27,414	—	27,414
Total	$—	$328,767	$—	$328,767

As of December 31, 2021 (in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$—	$47,800	$—	$47,800
Marketable securities:
U.S. government securities	—	13,084	—	13,084
Commercial paper	—	105,390	—	105,390
Corporate debt securities	—	98,525	—	98,525
Certificates of deposit	—	23,522	—	23,522
Total	$—	$288,321	$—	$288,321
The tables above exclude certificates of deposit totaling $3.1 million as of both September 30, 2022 and December 31, 2021 that the Company held to secure a letter of credit associated with its leases and to secure a credit card account. The certificates of deposit are measured at carrying value in the consolidated balance sheets in long-term investments—restricted and approximate fair value. For additional information on the letter of credit associated with the Company's leases, please read Note 7, Leases, to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.
The fair value of Level 2 instruments classified as cash equivalents and marketable securities were determined through third-party pricing services. The pricing services use many observable market inputs to determine value, including reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates, and other industry and economic events. The Company performs validation procedures to ensure the reasonableness of this data. The Company performs its own review of prices received from the independent pricing services by comparing these prices to other sources. After completing the validation procedures, the Company did not adjust or override any fair value measurements provided by the pricing services as of September 30, 2022 and December 31, 2021.

Deciphera Pharmaceuticals, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

4. Inventory
Capitalized inventory consisted of the following:

(in thousands)	As of September 30, 2022	As of December 31, 2021
Raw materials	$9,139	$4,721
Work in process	8,175	7,925
Finished goods	1,815	1,479
Total inventory	$19,129	$14,125
Inventory written down as a result of excess, obsolescence, unmarketability, or other reasons is charged to cost of sales. For the three and nine months ended September 30, 2022, there was $0.3 million and $0.7 million, respectively, in inventory written down and charged to cost of sales. For the three and nine months ended September 30, 2021, there were no amounts and less than $0.1 million, respectively, in inventory written down and charged to cost of sales.
5. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

(in thousands)	As of September 30, 2022	As of December 31, 2021
External research and development expenses	$25,955	$32,619
Restructuring reserve	79	20,790
Payroll and related expenses	15,639	11,945
Revenue-related reserves	12,410	8,722
Professional fees	3,761	5,626
Other	1,654	1,071
Total accrued expenses and other current liabilities	$59,498	$80,773

6. Stock-Based Awards
2017 Equity Incentive Plan
The Company grants stock-based awards under its 2017 Stock Option and Incentive Plan (the 2017 Plan) and is authorized to issue common stock under its 2017 Employee Stock Purchase Plan (ESPP). The Company also has outstanding stock options under its 2015 Equity Incentive Plan but is no longer granting awards under this plan. As of September 30, 2022, 1,393,769 shares of common stock were available for issuance under the 2017 Plan. As of September 30, 2022, 1,982,922 shares of common stock were available for issuance to participating employees under the ESPP.
2022 Inducement Plan
In January 2022, the Company adopted an inducement plan (the “Inducement Plan”) pursuant to which the Company reserved 800,000 shares of common stock to be used exclusively for grants of equity-based awards to individuals who were not previously employees or directors of the Company, as an inducement material to the individual’s entry into employment with the Company within the meaning of Rule 5635(c)(4) of the Marketplace Rules of the Nasdaq Stock Market, Inc. The Inducement Plan provides for the grant of equity-based awards in the form of nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, unrestricted stock awards, and dividend equivalent rights. The Inducement Plan was adopted by the Company without stockholder approval pursuant to Rule 5635(c)(4) of the Marketplace Rules of the Nasdaq Stock Market, Inc. As of September 30, 2022, 530,000 shares of common stock were available for issuance under the Inducement Plan.

Deciphera Pharmaceuticals, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

Stock-based compensation expense was classified in the consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Research and development	$5,305	$5,430	$16,995	$15,983
Selling, general, and administrative	7,068	6,364	22,634	19,301
Total stock-based compensation	$12,373	$11,794	$39,629	$35,284
As of September 30, 2022, total unrecognized compensation cost related to the unvested share-based awards was $76.9 million, which is expected to be recognized over a weighted average of 2.1 years.
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
The following table summarizes the charges and spending related to the Company’s restructuring efforts during the nine months ended September 30, 2022:

(in thousands)	Workforce Reduction	Pipeline Programs	Total
Restructuring reserve as of December 31, 2021	$7,383	$13,408	$20,791
Adjustments to previous estimates, net	(374)	192	(182)
Payments	(6,930)	(13,600)	(20,530)
Restructuring reserve as of September 30, 2022	$79	$—	$79
8. Commitments and Contingencies
Purchase Commitments Associated with Commercial Supply Agreements
The Company has entered into commercial supply agreements related to the supply of QINLOCK that require the Company to make binding forecasts for a certain amount of purchases. The related cancellation clauses would as a general matter require the Company to pay the full amount of these binding forecasts. As of September 30, 2022, the Company's contractual commitments for its commercial supply agreements were $12.3 million, which is expected to be paid within one year.
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

Deciphera Pharmaceuticals, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

Indemnification Agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and senior management that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of September 30, 2022 or December 31, 2021.

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
Overview
We are a biopharmaceutical company focused on discovering, developing, and commercializing important new medicines to improve the lives of people with cancer. Leveraging our proprietary switch-control kinase inhibitor platform and deep expertise in kinase biology, we design kinase inhibitors to target the switch pocket region of the kinase with the goal of developing potentially transformative medicines. Through our patient-inspired approach, we seek to develop a broad portfolio of innovative medicines to improve treatment outcomes. QINLOCK, our switch-control kinase inhibitor, was engineered using our proprietary drug discovery platform and developed for the treatment of fourth-line GIST. QINLOCK is approved in Australia, Canada, China, the EU, Hong Kong, Switzerland, Taiwan, the U.S., and the U.K. for the treatment of fourth-line advanced GIST. We wholly own QINLOCK and all of our drug candidates with the exception of a development and commercialization out-license agreement for QINLOCK in Greater China. In addition to QINLOCK, we have identified and advanced multiple drug candidates from our platform into clinical studies, including vimseltinib and DCC-3116.
Recent Developments
QINLOCK
QINLOCK, an orally administered kinase switch control inhibitor of the KIT and PDGFRA kinases, is approved in nine territories for the treatment of fourth-line advanced GIST. We launched QINLOCK in Germany in January 2022 and received approval by the French National Authority for Health (HAS) for a post-approval paid access program in France, which we launched in April 2022. In addition, in our effort to continue to pursue market access for QINLOCK in the EU and the U.K. on a country-by-country basis, we submitted for National Health Services (NHS) reimbursement to the National Institute for Health and Care Excellence (NICE) in the second quarter of 2022 and submitted for Agenzia Italiana Del Farmaco (AIFA) reimbursement in Italy and initiated the market access process in Spain with the Spanish Agency of Medicines and Medical Devices (AEMPS) in the third quarter of 2022.
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
We are also conducting an international, multicenter, ongoing open-label Phase 1/2 study designed to evaluate the safety, efficacy, pharmacokinetics (PK), and pharmacodynamics (PD) of vimseltinib in patients with solid tumors and TGCT. In September 2022, we announced updated data from the Phase 1 dose escalation and Phase 2 expansion portions of the study in patients with TGCT in a poster presentation at the European Society For Medical Oncology (ESMO) Congress 2022. In the Phase 2 expansion portion of the study, Cohort A includes TGCT patients with no prior anti-CSF1/CSF1R (previous therapy with imatinib or nilotinib is eligible) and Cohort B includes patients with prior anti-CSF1/CSF1R (previous therapy with imatinib or nilotinib is not eligible). As of the May 6, 2022 cutoff date, the objective response rate (ORR) was 69% in Phase 1 across all dose cohorts, 53% in Phase 2 Cohort A, and 46% in Phase 2 Cohort B. In addition, the ORR at week 25 in Phase 2 Cohort A was 38%. The median duration of treatment for patients in (i) Phase 1 across all dose cohorts was 17.5 months with 53% of patients remaining on treatment as of the data cutoff date, (ii) Phase 2 Cohort A was 9.8 months with 61% of patients remaining on treatment as of the cutoff date, and (iii) Phase 2 Cohort B was 5.9 months with 67% of patients remaining on treatment as of the cutoff date. In both Phase 1 and Phase 2, treatment with vimseltinib was generally well tolerated in patients with TGCT in Phase 1 across all cohorts and in Phase 2 at the recommended dose of 30 mg twice weekly. Most non-laboratory treatment-emergent adverse events (TEAEs) were Grade 2 or lower and the only Grade 3/4 TEAE observed in >5% of patients was elevated creatine phosphokinase.
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
We presented initial Phase 1 single agent dose escalation data on DCC-3116 in September 2022 in an oral presentation as a Proffered Paper at the ESMO Congress 2022. As of the June 9, 2022 cutoff date, 18 patients with locally advanced or metastatic cancer with a RAF or RAS mutation were enrolled across four dose cohorts treated with DCC-3116 twice daily (BID): 50 mg BID (n=3); 100 mg BID (n=4); 200 mg BID (n=7); and 300 mg BID (n=4). The median number of prior anti-cancer regimens was three (range 1-10). The most common cancer types were colorectal (56%) and pancreatic (28%) and patients had KRAS (83%) and BRAF (17%) mutations. DCC-3116 exposure appeared to increase dose-proportionally across the four dose levels tested from 50 mg BID to 300 mg BID; at all doses levels, the area under the curve (AUC) of DCC-3116 was at or above the AUC of the lowest tested dose that was active in preclinical studies. DCC-3116 demonstrated target inhibition with significant decreases in phosphorylation of ATG14, a direct ULK1/2 substrate, in peripheral blood mononuclear cells. At all dose levels, reductions in phosphorylated ATG14 were observed that were associated with anti-tumor activity in preclinical studies combining DCC-3116 and a MEK inhibitor as measured by reductions in phosphorylated ATG13 in tumors.
Treatment with DCC-3116 was well tolerated and most TEAEs were Grade 1/2 except for two related asymptomatic and reversible Grade 3 alanine transaminase increases that led to dose interruption and reduction. The most common (≥15%) TEAEs regardless of relatedness reported (all grades) were: fatigue (39%), dehydration (22%), alanine transaminase increases (17%), anemia (17%), aspartate transaminase increases (17%), decreased appetite (17%), hyponatremia (17%), nausea (17%), and vomiting (17%).
In the fourth quarter of 2022, we completed enrollment of the monotherapy dose escalation portion of the Phase 1 study of DCC-3116. Single-agent DCC-3116 did not reach a maximum tolerated dose, and we selected 50 mg BID as the starting dose of DCC-3116 for the combination dose escalation portion of the study. We also opened enrollment for our three combination dose escalation cohorts: (i) in combination with trametinib, an FDA-approved MEK inhibitor, in patients with advanced or metastatic solid tumors with RAS, NF1, or RAF mutations, (ii) in combination with binimetinib, an FDA-approved MEK inhibitor, in patients with advanced or metastatic solid tumors with RAS, NF1, or RAF mutations, and (iii) in combination with sotorasib, an FDA-approved KRASG12C inhibitor, in patients with advanced or metastatic solid tumors with KRASG12C mutations. In addition, in the fourth quarter of 2022, we treated the first patient in the combination dose escalation portion of the study.
DCC-3084
We are also making a focused investment in our next generation of research programs, which are designed to provide first-in-class or best-in-class treatments using our proprietary switch-control inhibitor platform. In November 2022, we announced the nomination of DCC-3084 for our pan-RAF development candidate. DCC-3084 is a selective inhibitor of BRAF/CRAF kinases that inhibits Class I, II, and III BRAF mutants, BRAF fusions, and NRAS mutant cell lines.
Coronavirus (COVID-19)

We continue to closely monitor the impact of the COVID-19 pandemic on our business operations in an effort to mitigate interruption to our clinical programs, research efforts, commercialization of QINLOCK, and other business activities and to ensure the safety and well-being of our employees, as well as the physicians and patients participating in our clinical trials. In addition, we actively monitor risks associated with potential interruptions to our clinical studies due to the impact of COVID-19 and are in frequent communication with clinical study sites and contract research organizations (CROs). While all of our studies remain open for enrollment, we have experienced some delays or disruptions in enrollment and enrollment may in the future be temporarily paused for new patients at some sites. We will continue to assess the duration, scope, and severity of the COVID-19 pandemic as it evolves and monitor local COVID-19 trends and government guidance for each of our site and office locations. However, in light of the changing circumstances surrounding the ongoing COVID-19 pandemic, the operating environment remains fluid and uncertain, and the full significance of the impact of COVID-19 on our business and the duration for which it may have an impact cannot be determined at this time. For further information regarding the impact of the COVID-19 pandemic on us, see “Part II. Item 1A - Risk Factors” included in this Quarterly Report on Form 10-Q.
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
Product Revenues, Net
During the three and nine months ended September 30, 2022 and 2021, our only source of product revenues was from the sales of QINLOCK. Product revenues are recorded net of estimates of variable consideration. Please read Note 2, Revenues, to the consolidated financial statements included in this Form 10-Q for further details of the reserves recorded for variable consideration.
Collaboration Revenues
For the three and nine months ended September 30, 2022 and 2021, collaboration revenues were associated with the Zai License Agreement and Zai Supply Agreement.
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

Cost of sales for newly launched products will not include the full cost of manufacturing until the initial pre-launch inventory is depleted, and additional inventory is manufactured and sold. The gross margin on sales of QINLOCK for the three and nine months ended September 30, 2022 and 2021 was enhanced by sales of the initial pre-launch inventory, and therefore, use of active pharmaceutical ingredients and components that were previously expensed as research and development expenses prior to the launch of QINLOCK, referred to as zero cost inventories. However, we do not expect that the cost of sales as a percentage of net sales of QINLOCK will increase significantly after we have sold all zero cost inventories and commenced the sales of inventories which will reflect the full cost of manufacturing. We will begin selling inventory with the full cost of manufacturing in the fourth quarter of 2022.
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
Income Taxes
Consistent with our income tax disclosures described under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations—Components of Our Results of Operations" in our Form 10-K for the year ended December 31, 2021 on file with the SEC, as of September 30, 2022, we have not recorded any U.S. federal or state income tax benefits for either the net losses we have incurred or our earned research and orphan drug credits, due to the uncertainty of realizing a benefit from those items in the future.
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
Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2022 and 2021
The following table summarizes our results of operations for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Revenues:
Product revenues, net	$32,318	$21,682	$92,624	$63,692
Collaboration revenues	3,656	1,538	5,067	8,257
Total revenues	35,974	23,220	97,691	71,949
Cost and operating expenses:
Cost of sales	3,344	917	5,525	2,414
Research and development	47,485	66,444	139,755	182,109
Selling, general, and administrative	30,026	35,527	87,972	99,102
Total cost and operating expenses	80,855	102,888	233,252	283,625
Loss from operations	(44,881)	(79,668)	(135,561)	(211,676)
Other income (expense):
Interest and other income, net	1,838	(170)	2,565	107
Total other income (expense), net	1,838	(170)	2,565	107
Net loss	$(43,043)	$(79,838)	$(132,996)	$(211,569)
Revenues
Product Revenues, Net
During the three and nine months ended September 30, 2022 and 2021, our only source of product revenues was from the sales of QINLOCK. During the three and nine months ended September 30, 2022 and 2021, net product revenues by geography consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
U.S.	$24,478	$19,975	$71,621	$59,994
Rest of world	7,840	1,707	21,003	3,698
Total product revenues, net	$32,318	$21,682	$92,624	$63,692

For the three and nine months ended September 30, 2022 compared to the same periods in 2021, U.S. net product revenues increased $4.5 million and $11.6 million, respectively, primarily due to increased sales volume and an increase in net price.
For the three and nine months ended September 30, 2022 compared to the same periods in 2021, rest of world net product revenues increased $6.1 million and $17.3 million, respectively, primarily due to increased sales volume in Germany, which launched in January 2022, and France, which launched a post-approval paid access program in April 2022, as we continued our commercialization efforts.
Collaboration Revenues
For the three months ended September 30, 2022 compared to the same period in 2021, collaboration revenues increased $2.1 million, which was primarily due to an increase in revenues under the Zai Supply Agreement.
For the nine months ended September 30, 2022 compared to the same period in 2021, collaboration revenues decreased $3.2 million, which was primarily due to the recognition of a $5.0 million development milestone in the first quarter of 2021 associated with the approval of QINLOCK for the treatment of adult patients with advanced GIST who have received prior treatment with three or more kinase inhibitors, including imatinib, by the China NMPA in March 2021. This decrease was partially offset by an increase in revenues under the Zai Supply Agreement.
Cost of Sales
During the three and nine months ended September 30, 2022 and 2021, cost of sales by type consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Cost of product sales	$672	$193	$2,013	$809
Cost of collaboration sales	2,672	724	3,512	1,605
Total cost of sales	$3,344	$917	$5,525	$2,414
For the three and nine months ended September 30, 2022 compared to the same periods in 2021, cost of sales increased $2.4 million and $3.1 million, respectively, primarily due to costs associated with the commercial inventory of QINLOCK sold under the Zai Supply Agreement and increased product sales of QINLOCK in Germany and France. During the three and nine months ended September 30, 2022, cost of sales also included a $0.3 million and $0.7 million, respectively, of charges for inventory written down as a result of excess, obsolescence, unmarketability, or other reasons. During the nine months ended September 30, 2021, cost of sales also included a charge of less than $0.1 million for inventory written down as a result of excess, obsolescence, unmarketability, or other reasons. Cost of sales associated with product sales of QINLOCK was primarily related to the sales of zero cost inventories, which consisted of packaging, labeling, shipping, and distribution costs. As a result, the full costs of manufacturing QINLOCK inventory are not included in cost of sales during the three and nine months ended September 30, 2022 and 2021.
Prior to receiving FDA approval for QINLOCK in May 2020, we manufactured inventory to be sold and recorded approximately $6.0 million related to this inventory build-up as research and development expense. We did not record any such costs related to the build-up of this inventory as research and development expense during the three and nine months ended September 30, 2022 and 2021.
Utilizing the actual direct costs to manufacture QINLOCK prior to receiving FDA approval, had the previously expensed inventory been capitalized and recognized when sold, the total cost of sales with these manufacturing costs included for the three and nine months ended September 30, 2022 would have increased by approximately $0.6 million and $1.9 million, respectively, and $0.3 million and $1.4 million, respectively, in the prior year comparative periods.
We do not expect our cost of sales for QINLOCK to increase significantly as a percentage of net sales in future periods as we continue to produce inventory for future sales, which will reflect the full cost of manufacturing, and then sell such inventory. We continued to sell the zero cost inventories of QINLOCK in the U.S. through the third quarter of 2022, and we will begin selling inventory with the full cost of manufacturing in the fourth quarter of 2022.

Operating Expenses
Research and Development Expenses
QINLOCK
For the three and nine months ended September 30, 2022 compared to the same periods in 2021, research and development expenses related to QINLOCK decreased primarily as a result of decreases in clinical trial expenses of $10.1 million and $20.6 million and decreases in manufacturing costs of $1.4 million and $6.6 million, respectively. Clinical trial expenses for QINLOCK decreased primarily as a result of decreased expenses associated with INTRIGUE, our Phase 3 study of QINLOCK for the treatment of second-line GIST, which we initiated in December 2018 and for which enrollment was completed in December 2020 and our Phase 1 trial of QINLOCK. Manufacturing costs decreased primarily due to timing of processing of inventory for clinical and commercial use.
Vimseltinib
For the three and nine months ended September 30, 2022 compared to the same periods in 2021, expenses related to our vimseltinib program increased primarily as a result of increases in clinical trial expenses of $2.7 million and $5.3 million, respectively. Additionally, for the nine months ended September 30, 2022 clinical trial expenses were offset by decreases in manufacturing costs of $0.7 million. Clinical trial expenses increased primarily due to increased activities associated with our Phase 3 study of vimseltinib in patients with TGCT, MOTION, which was initiated in the fourth quarter of 2021 and increased clinical pharmacology study activities, partially offset by a decrease in clinical trial expense associated with our Phase 1/2 study of vimseltinib to assess the safety, tolerability, pharmacokinetics, and pharmacodynamics in patients with TGCT. Manufacturing costs for the vimseltinib program decreased for the nine months ended September 30, 2022 as a result of increased manufacturing in the prior year period to prepare for the initiation of the MOTION study.
Rebastinib
For the three and nine months ended September 30, 2022 compared to the same periods in 2021, expenses related to our rebastinib program decreased primarily as a result of the discontinuation of our rebastinib program in the fourth quarter of 2021 following the corporate restructuring implemented in the fourth quarter of 2021.
DCC-3116
For the three and nine months ended September 30, 2022 compared to the same periods in 2021, expenses related to our DCC-3116 program increased primarily as a result of increases in manufacturing costs of $2.1 million and $5.4 million and increases in clinical trial expenses of $0.7 million and $2.2 million, respectively, associated with our Phase 1 study of DCC-3116, which we initiated in June 2021, partially offset by a decrease in preclinical expense of $0.2 million and $0.4 million, respectively, due to the program moving from the preclinical to clinical stage in June 2021.
Preclinical
For the three and nine months ended September 30, 2022 compared to the same periods in 2021, the decrease in preclinical costs of $4.8 million and $3.6 million, respectively, was primarily due to a $4.0 million upfront payment to Sprint Bioscience (Sprint) pursuant to the Sprint Agreement, an agreement to exclusively in-license worldwide rights to a research-stage program targeting VPS34, a key kinase in the autophagy pathway for the potential treatment of cancer, during the third quarter of 2021.
Unallocated Expenses
For the three and nine months ended September 30, 2022 compared to the same periods in 2021, the decreases in unallocated research and development expenses were primarily associated with decreased personnel-related costs of $3.6 million and $5.0 million, respectively, primarily due to the cost reduction measures included in the corporate restructuring implemented in the fourth quarter of 2021, partially offset by an increase in employee expenses related to our international employees, who were primarily hired in the second half of 2021. Additionally, for the nine months ended September 30, 2022, the decrease was also partially offset by an increase in stock-based compensation expense of $1.0 million, primarily due to stock-based compensation grants issued in the fourth quarter of 2021 in connection with our corporate restructuring.
We expect research and development expenses associated with vimseltinib and DCC-3116 will increase in the fourth quarter of 2022 as we continue to invest in the development of these programs. However, we expect research and development expenses will decrease overall as compared to 2021 due to the cost reduction measures included in the corporate restructuring implemented in the fourth quarter of 2021.
Selling, General, and Administrative Expenses
For the three and nine months ended September 30, 2022 compared to the same periods in 2021, the decrease in selling, general, and administrative expenses was primarily associated with a decreases in personnel-related costs of $2.5 million and $2.3 million, respectively, and professional and consultant fees of $2.3 million and $7.9 million, respectively. The decreases in personnel-related costs were primarily due to the cost reduction measures included in our corporate restructuring implemented in the fourth quarter of 2021, partially offset by an increase in employee expenses related to our international employees, who were primarily hired in the second half of 2021. Additionally, for the nine months ended September 30, 2022, the decrease in personnel-related costs was also partially offset by an increase in stock-based compensation expense of $3.3 million, primarily due to stock-based compensation grants issued in the fourth quarter of 2021 in connection with our corporate restructuring. The decreases in professional and consultant fees were primarily due to a decrease in various advisory fees related to establishing, in the prior year period, a targeted commercial infrastructure and commercialization preparedness in key European markets to support the launch of QINLOCK in Germany, which launched in January 2022, and a post-approval paid access program in France, which launched in April 2022.
We anticipate that our selling, general, and administrative expenses will decrease overall due to the cost reduction measures included in the corporate restructuring implemented in the fourth quarter of 2021, despite increased selling, general, and administrative expenses to be incurred related to the launch of QINLOCK in Germany and a post-approval paid access program in France in 2022.
Interest and Other Income, Net
For the three and nine months ended September 30, 2022 compared to the same periods in 2021, the increases in interest and other income, net, was primarily due to increased interest income on our cash equivalents and marketable securities associated with an increase in our investment holdings and foreign currency exchange differences.
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
The following table summarizes the charges and spending related to the Company’s restructuring efforts during the nine months ended September 30, 2022:

(in thousands)	Workforce Reduction	Pipeline Programs	Total
Restructuring reserve as of December 31, 2021	$7,383	$13,408	$20,791
Adjustments to previous estimates, net	(374)	192	(182)
Payments	(6,930)	(13,600)	(20,530)
Restructuring reserve as of September 30, 2022	$79	$—	$79
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
As a result, we have incurred significant operating losses since our inception. We have generated limited revenue to date primarily from our product sales and under the Zai License Agreement and Zai Supply Agreement. QINLOCK is approved in nine territories for the treatment of fourth-line GIST. During the three and nine months ended September 30, 2022 and 2021, our product revenues were primarily derived from sales of QINLOCK in the U.S. Additionally, we launched QINLOCK in Germany in January 2022 and launched a post-approval paid access program in France in April 2022. We have also entered into exclusive distributor arrangements to facilitate product sales of QINLOCK in select geographies where we do not currently intend to distribute QINLOCK on our own. During the second quarter of 2021, following the approvals of QINLOCK in the PRC and Hong Kong in March 2021, we also began to recognize royalty revenues under the Zai License Agreement. However, we cannot provide assurance as to what extent we will generate revenue from the commercialization of QINLOCK by us or our partners. We do not expect to generate revenue from sales of any drug candidates in the near future, if at all, unless and until we obtain marketing approval for, and begin to sell, such drug candidates. We may never generate revenues that are significant enough to achieve profitability.
On October 2, 2017, we completed our initial public offering (IPO) of our common stock. Since October 2017, we have primarily supported our operations by completing issuances of our common stock through our IPO, subsequent follow-on offerings, including our underwritten public offering announced in April 2022, and an Open Market Sale Agreement℠ (the Sales Agreement and as amended, the Amended Sales Agreement) with Jefferies LLC (Jefferies). Through such issuances, we have issued and sold 37,170,625 shares of our common stock and pre-funded warrants to purchase 9,748,761 shares of our common stock resulting in net proceeds of $1.1 billion after deducting underwriting discounts and commissions and other offering expenses.

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
During the three and nine months ended September 30, 2022, 575,482 and 892,798 shares of pre-funded warrants were exercised resulting in net proceeds of less than $0.1 million and $0.1 million, respectively. As of September 30, 2022, there were 8,855,963 pre-funded warrants outstanding.
On August 4, 2022, we entered into an amendment to our existing Sales Agreement with Jefferies, pursuant to which we may issue and sell shares of our common stock having aggregate offering proceeds of up to $200.0 million (the Shares) from time to time through Jefferies as our sales agent. Upon delivery of a placement notice and subject to the terms and conditions of the Amended Sales Agreement, Jefferies may sell the Shares by any method permitted by law deemed to be an "at the market offering" as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. We may sell the Shares in amounts and at times to be determined by us from time to time subject to the terms and conditions of the Sales Agreement, but we have no obligation to sell any Shares under the Amended Sales Agreement. We or Jefferies may suspend or terminate the offering of Shares upon notice to the other party and subject to other conditions. During the nine months ended September 30, 2021, we issued 172,094 shares under the Sales Agreement resulting in net proceeds of $8.5 million after deducting discounts and commissions and other offering expenses. During the nine months ended September 30, 2022, we did not issue any shares under the Sales Agreement of the Amended Sales Agreement.
Cash Flows
As of September 30, 2022, our principal sources of liquidity were cash, cash equivalents, and marketable securities of $371.6 million.
The following table summarizes our sources and uses of cash and cash equivalents for each of the periods presented:

	Nine Months Ended September 30,
(in thousands)	2022	2021
Net cash flows used in operating activities	$(117,704)	$(173,648)
Net cash flows (used in) provided by investing activities	(50,613)	77,896
Net cash flows provided by financing activities	164,516	12,912
Net increase (decrease) in cash and cash equivalents	$(3,801)	$(82,840)
Operating Activities
During the nine months ended September 30, 2022 compared to the same period in 2021, net cash flows used in operating activities decreased $55.9 million, primarily resulting from a decrease in our net loss of $78.6 million, partially offset by decreases in net non-cash charges of $0.8 million, including an increase in share-based compensation of $4.3 million, and increases in net cash flows related to changes in our operating assets and liabilities of $21.8 million. The increase in net cash flows related to changes in our operating assets and liabilities were generally due to the timing of vendor invoicing and payments.
Investing Activities
During the nine months ended September 30, 2022 compared to the same period in 2021, net cash flows used in investing activities increased $128.5 million, primarily resulting from a decrease in proceeds from maturities and sales of marketable securities of $207.8 million, partially offset by a decrease in purchases of marketable securities of $73.1 million, a decrease in purchases of property and equipment of $2.2 million and a $4.0 million upfront payment to Sprint pursuant to the Sprint Agreement during the third quarter of 2021.
Financing Activities
During the nine months ended September 30, 2022 compared to the same period in 2021, net cash flows provided by financing activities increased $151.6 million, primarily resulting from an increase in net proceeds from offerings of our common stock and pre-funded warrants of $154.8 million, partially offset by a decrease in proceeds from stock option exercises and employee stock purchase plan activity of $3.2 million. Net of underwriting discounts and commissions and other offering costs, the increase in proceeds from offerings was due to our issuance of our common stock and pre-funded warrants in a follow-on public offering in April 2022 of $163.4 million as compared to our issuances of our common stock under the Sales Agreement during the nine months ended September 30, 2021 of $8.5 million.
Funding Requirements
Our ability to generate product revenues sufficient to achieve profitability will depend heavily on the successful commercialization of QINLOCK and eventual commercialization of one or more of our drug candidates. Our net loss was $133.0 million for the nine months ended September 30, 2022 and $300.0 million for the year ended December 31, 2021. As of September 30, 2022, we had an accumulated deficit of $1.2 billion. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We expect that our expenses and capital requirements will increase in connection with our ongoing activities, particularly as we:
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
We believe that our cash, cash equivalents, and marketable securities as of September 30, 2022 of $371.6 million, together with anticipated product, royalty, and supply revenues, but excluding any potential future milestone payments under our collaboration or license agreements will enable us to fund our operating expenses and capital expenditure requirements into 2025. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.
Contractual Obligations and Commitments
As of September 30, 2022, there have been no material changes to our contractual obligations and commitments outside the ordinary course of business from those that were presented in our Form 10-K for the year ended December 31, 2021.
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

Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
To date, we have not generated sufficient revenue to result in a profit from the sale of products. On May 15, 2020, QINLOCK was approved in the U.S. by the FDA for the treatment of adult patients with advanced GIST who have received prior treatment with three or more kinase inhibitors, including imatinib. Our business currently depends heavily on our ability to successfully commercialize QINLOCK as a treatment for GIST in the U.S., key European markets, and in other jurisdictions where we may obtain marketing approval. In November 2021, we announced that the European Commission (EC) approved QINLOCK in the EU for the treatment of adult patients with advanced GIST who have received prior treatment with three or more kinase inhibitors, including imatinib. We launched QINLOCK in Germany in January 2022, representing our first European launch of QINLOCK, and received approval by HAS for a post-approval paid access program in France, which we launched in April 2022. In addition, in our effort to continue to pursue market access for QINLOCK in the EU and the U.K on a country-by-country basis, we submitted for NHS reimbursement to NICE in the second quarter of 2022 and submitted for AIFA reimbursement in Italy and initiated the market access process in Spain with the AEMPS in the third quarter of 2022. This process is conducted on a country-by-country basis and is time-consuming and complex, and we may not be successful in obtaining reimbursements and other approvals in a timely manner with acceptable terms, or at all. Furthermore, we may never be able to successfully commercialize our product or meet our expectations with respect to revenues. We have never marketed, sold, or distributed for commercial use any pharmaceutical product other than QINLOCK in fourth-line GIST and have a limited history of commercial sales. There is no guarantee that the infrastructure, systems, processes, policies, relationships, and materials we have built for the commercialization of QINLOCK in the U.S. in GIST, or those for the commercialization of QINLOCK in key European markets in GIST, will be sufficient for us to achieve success at the levels we expect. Furthermore, there is no guarantee that we will be able to expand patient access to QINLOCK in other European countries.
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

On August 16, 2022 the Inflation Reduction Act of 2022 was passed, which among other things, allows for CMS to negotiate prices for certain single-source drugs and biologics reimbursed under Medicare Part B and Part D, beginning with ten high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Part D drugs in 2027, 15 Part B or Part D drugs in 2028, and 20 Part B or Part D drugs in 2029 and beyond. The legislation subjects drug manufacturers to civil monetary penalties and a potential excise tax for failing to comply with the legislation by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law or for taking price increases that exceed inflation. The legislation also caps Medicare beneficiaries’ annual out-of-pocket drug expenses at $2,000. The effect of Inflation Reduction Act of 2022 on our business and the healthcare industry in general is not yet known.
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
Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. Portions of our future clinical trials may be conducted outside of the U.S. and unfavorable economic conditions resulting in the weakening of the U.S. dollar would make those clinical trials more costly to operate. In addition, regarding the war in Ukraine, while we do not have any clinical trial sites or operations in Ukraine or Russia, if the war expands into the surrounding region, resulting heightened economic sanctions from the U.S. and the international community could limit our ability to procure or use certain materials or manufacturing slots for the products needed for our clinical trials, which could lead to delays in these trials. Furthermore, the most recent global financial crisis caused extreme volatility and disruptions in the capital and credit markets. Similarly, the volatility associated with the COVID-19 pandemic has caused significant instability and disruptions in the capital and credit markets and, in recent months, the global economy has been impacted by increasing interest rates and high inflation, as well as by the conflict in Ukraine and the possibility of a wider European or global conflict. A severe or prolonged economic downturn (including inflation or uncertainty caused by political violence and chaos) could result in a variety of risks to our business, including a reduced ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy or international trade disputes could also strain our suppliers, some of which are located outside of the U.S., possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.
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
Specifically, there are a large number of pharmaceutical and biotechnology companies developing or marketing treatments for cancer that would be competitive with QINLOCK and the drug candidates we are developing, if such drug candidates are approved. Many of these companies are developing cancer therapeutics that are also kinase inhibitors. Although there are currently marketed drugs that have activity in GIST through their targeting of primary and secondary KIT mutants, other than avapritinib for GIST PDGFRA exon 18 mutations only, no currently marketed drug directly targets certain secondary resistance mutations in KIT and PDGFRA, and no currently marketed drug provides coverage of all KIT and PDGFRA mutants. With respect to QINLOCK, there are a number of large pharmaceutical companies and biotechnology companies marketing small molecule drugs or biologic drugs for the treatment of GIST, including Blueprint Medicines Corporation, Novartis AG (Novartis), Pfizer, Inc., and Bayer AG. We are also aware of pharmaceutical and biotechnology companies developing drugs for the treatment of GIST including AB Sciences S.A., Arog Pharmaceuticals, Inc. (Arog), Chia Tai Tianqing Pharmaceutical Group CO.(CTTPG), LTD, Cogent Biosciences, Inc. (Cogent), Immunicum AB (Immunicum), Jiangsu HengRui, Inc. (Jiangsu), Ningbo Tai

Kang Medical Technology Co. Ltd, (NTKMT), Novartis, Taiho Pharmaceutical Co. Ltd, Theseus Pharmaceuticals (Theseus), Xencor, Inc., and IDRx, Inc. (IDRx). Several of these programs are in clinical studies, including but not limited to Arog, CTTPG, Cogent, Immunicum, Jiangsu, NTKMT, Theseus, and IDRx. Further, there are numerous companies marketing or developing antibodies and small molecules targeting CSF1R inhibitors for TGCT that we are seeking to target with our vimseltinib program, including Abbisko Therapeutics Co., Ltd., AmMax Bio, Inc., SynOx Therapeutics Ltd, and HUTCHMED (China) Limited. These programs are also in clinical studies for TGCT. In addition, pexidartinib is the only FDA approved product, which is indicated for the treatment of adult patients with symptomatic TGCT associated with severe morbidity or functional limitations and not amenable to improvement with surgery. With respect to DCC-3116, an ULK inhibitor designed to address mutant RAS and RAF cancers that entered a Phase 1 clinical study in the second quarter of 2021, we are aware of other companies that are advancing programs targeting ULK, including Endeavor Biomedicines, Inc., Erasca, Inc., Txinno Bioscience Inc. and Ailon Pharma Oy.
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
A cyberattack or similar incident could occur and result in information theft, data corruption, operational disruption, damage to our reputation, or financial loss. We are increasingly dependent on information technology systems and infrastructure, including mobile technologies, to operate our business. Our technologies, systems, networks, or other proprietary information, and those of our vendors, suppliers and other business partners, may become the target of cyberattacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss, or destruction of proprietary and other information, or could otherwise lead to the disruption of our business operations. Cyberattacks are becoming more sophisticated and certain cyber incidents, such as surveillance, may remain undetected for an extended period and could lead to disruptions in critical systems or the unauthorized release of confidential or otherwise protected information. These events could lead to financial loss due to remedial actions, loss of business, disruption of operations, damage to our reputation, or potential liability. Our systems and insurance coverage for protecting against cybersecurity risks may not be sufficient. Furthermore, as cyberattacks continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerability to cyberattacks.
We are increasingly dependent on critical, complex, and interdependent information technology (IT) systems and data to operate our business. Any failure, inadequacy, interruption, or security lapse of that technology, including security attacks, incidents, and/or breaches, could harm our ability to operate our business effectively.
We have outsourced significant parts of our IT and business infrastructure to third-party providers, and we currently use these providers to perform business critical IT and business services for us. We are therefore vulnerable to cybersecurity attacks and incidents on the associated networks and systems, whether they are managed by us directly or by the third parties with whom we contract, and we have experienced and may in the future experience such cybersecurity threats and attacks. In the context of the COVID-19 pandemic, the risk of such threats and attacks increased, as virtual and remote working became more widely used, and sensitive data is accessed by employees working in less secure, home-based environments. The way we work continues to have and will likely continue to contain a significant remote component in most aspects of the business and we will continue to factor this into our cybersecurity risk management strategy. In addition, due to our reliance on third-party providers, we have experienced and may in the future experience interruptions, delays, or outages related to IT service availability due to a variety of factors outside of our control, including technical failures, natural disasters, fraud, or security attacks experienced by or caused by these third-party providers. Interruptions in the service provided by these third-party providers could affect our ability to perform critical tasks.
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

We could be subject to risks caused by misappropriation, misuse, leakage, falsification, or intentional or accidental disclosure or loss of information maintained in the information systems and networks of our company, including personal information of our employees. In addition, outside parties may attempt to penetrate our systems or those of our vendors or fraudulently induce our employees or employees of our vendors to disclose sensitive information to gain access to our data. Like other companies, we have on occasion, and will continue to experience, threats to our data and systems, including malicious codes and viruses, and other security incidents, breaches, and attacks. The number and complexity of these threats continue to increase over time. Although we have experienced some of the events described above, to date, they have not had a material impact on our operations. Still, the occurrence of any of the events described above in the future could disrupt our business operations and result in enforcement actions or liability, including potential fines and penalties, claims for damages, and shareholder litigation.
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
Finally, as we increase our commercial activities and our brand becomes more widely known and recognized, we may become a more attractive target for malicious third parties. If a material breach of our security or that of our third-party providers occurs, the market perception of the effectiveness of our security measures could be harmed, we could lose business, and our reputation and credibility could be damaged. We could be required to expend significant amounts of money and other resources to repair or replace information assets and/or information systems. We could also be required to change third-party providers and/or products at significant cost. Although we develop and maintain systems and controls designed to prevent these events from occurring, and we have a process to identify and mitigate threats, the development and maintenance of these systems, controls, and processes is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. Moreover, despite our efforts, the possibility of these events occurring cannot be eliminated entirely. Any breach of our security measures by third-party actions, employee negligence and/or error, malfeasance, defects, or compromise of the confidentiality, integrity, or availability of our data could result in:
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
In light of the international scope of our operations, fluctuations in exchange rates, particularly between the U.S. dollar and the Euro, may adversely affect us. Although we are based in the United States, we sell QINLOCK in the European Union and we have also entered into exclusive distributor arrangements to facilitate sales of QINLOCK in select geographies where we do not currently intend to distribute QINLOCK on our own. As a result, our business may be affected by fluctuations in foreign exchange rates, which may have a significant impact on our results of operations and cash flows from period to period and the price of our common stock. Currently, we do not have any exchange rate hedging arrangements in place.
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
•the efforts to facilitate timely enrollment in clinical trials; and
•the patient referral practices of physicians
If we experience higher than expected drop-out rates for an event-driven study, as we previously experienced with our INTRIGUE study, we may choose to increase the total number of patients in the study to strengthen the ability to achieve the pre-specified number of events. Other factors in slower than expected enrollment may include recruitment challenges for indications that are difficult to diagnose and/or treat where the population is small and dispersed or for a chronic non life-threatening condition, such as TGCT, and other competing trials are recruiting simultaneously. Our inability to enroll a sufficient number of patients for our clinical trials would result in significant delays and could require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials may result in increased development costs for our drug candidates, which would cause significant harm to our financial position, adversely impact our stock price, and impair our ability to raise capital.
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
Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions, or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular drug candidate or product, and our business in general. In addition, in regards to the information we publicly disclose regarding a particular study or clinical trial, such as "top-line" data, you or others may not agree with what we determine is the material or otherwise appropriate information to include in such disclosure, and any information we determine not to disclose – or to disclose at a later date, such as at a medical meeting may ultimately be deemed significant with respect to future decisions, conclusions, views, activities, or otherwise regarding a particular drug, drug candidate, or our business. If the "top-line" data that we report differ from actual results or are interpreted differently once additional data are disclosed at a later date, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for and commercialize our drug candidates, our business, operating results, prospects, or financial condition may be harmed or our stock price may decline.
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

Risks Related to the COVID-19 Pandemic
The ongoing pandemic of COVID-19, including the emergence of new variants and subvariants, recurring surges and waves of infection, and the future outbreak of other highly infectious or contagious diseases, could seriously harm our research, development, and commercialization efforts, increase our costs and expenses and have a material adverse effect on our business, financial condition, and results of operations.
Broad-based business or economic disruptions could adversely affect our ongoing or planned research and development and commercialization activities. For example, in December 2019, an outbreak of a novel strain of coronavirus spread to the majority of countries around the world, including the U.S. To date, the COVID-19 pandemic has caused significant disruptions to the U.S. and global economy and has contributed to significant volatility and negative pressure in financial markets. The global impact of the pandemic continues to evolve as additional cases of the virus are identified, public health officials learn more about the spread of the virus and the efficacy of containment measures, new strains of the virus that causes COVID-19 proliferate, and vaccines against the virus are developed and distributed. Many countries, including certain states and cities in the U.S., instituted varying levels of quarantine and social distancing requirements, restrictions on travel, mandatory closures of and/or occupancy limits for businesses, and requiring proof of vaccination and/or negative COVID-19 test results to mitigate the spread of the virus. Although many restrictions aimed at minimizing the spread of COVID-19 have been and may from time to time be eased or lifted in the U.S. and other countries, in response to local surges and new waves of infection, including those caused by the spread of certain variants of the virus, some countries, states, and local governments have maintained these restrictions, or may reinstitute these restrictions from time to time, in response to rising rates of infection.
The extent to which the COVID-19 pandemic, or the future outbreak of any other highly infectious or contagious diseases, impacts our business, including our commercialization efforts, preclinical studies, and clinical trial operations, will depend on continuously changing circumstances, which are highly uncertain and cannot be predicted with confidence, such as the duration of such pandemic including the emergence of variants and subvariants, future waves of infection, new strains of the virus that causes COVID-19, or the impact of the increasing availability of effective vaccines, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. The ongoing fluidity of this situation precludes any prediction as to the full impact of the COVID-19 pandemic, but it could have a material adverse effect on our business, financial condition, and results of operations. The COVID-19 pandemic may also have the effect of heightening many of the risks described herein, including the below:
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
•We are currently conducting numerous clinical studies. We believe that the COVID-19 pandemic has had, and will likely continue to have, an impact on various aspects of our ongoing clinical trials. For example, some clinical trial sites have imposed restrictions on site visits by sponsors and CROs, the initiation of new trials, and new patient enrollment to protect both site staff and patients from possible COVID-19 exposure and to focus medical resources on patients suffering from COVID-19. While all our studies remain open, enrollment of new patients at some sites may in the future be temporarily paused. We have provided guidance to all of our clinical trial sites that new patient enrollment may occur at sites where resources allow these patients to be safely enrolled and closely monitored.
•Other potential impacts of the COVID-19 pandemic on our clinical trials include difficulties associated with study monitoring, which may be paused or delayed due to changes in policies at various clinical sites, federal, state, local, or foreign laws, rules, and regulations, including closure of site access to outside monitors, quarantines, social distancing guidelines, or other travel restrictions, prioritization of healthcare resources toward pandemic efforts, including diminished attention of physicians serving as our clinical trial investigators and reduced availability of site staff supporting the conduct of clinical trials, heightened exposure of patients, principal investigators, and site staff to COVID-19 if a surge occurs in their geography, or other reasons related to the COVID-19 pandemic. We are working closely with our study sites and CROs to allow for utilization of remote and local assessments, such as televisits, in accordance with FDA and EMA guidance, as well as to ensure availability of study drug for patients, but we cannot assure you these efforts will be successful or that our clinical trial activities will not be adversely affected, delayed, or interrupted by COVID-19. Despite our efforts to address these risks, some patients and clinical investigators may not be able to comply with clinical trial protocols if quarantines or social distancing guidelines impede movement or interrupt healthcare services or if medical resources are reallocated to focus on patients suffering from complications related to COVID-19. If patients choose to withdraw from our studies or we choose to or are required to pause enrollment and/or patient dosing or other clinical trial related activities in order to preserve healthcare resources, protect trial participants from being exposed to unacceptable health risks or comply with access restrictions resulting from COVID-19, our studies and related timelines may be adversely affected. It is unknown how long these pauses or disruptions could continue. In addition, other aspects of our clinical trials may be adversely affected, delayed, or interrupted while the COVID-19 pandemic continues or if future surges or waves of infection occur, including, for example, site initiation, patient recruitment, availability of clinical trial materials and data analysis.
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

•Health regulatory agencies globally may experience disruptions in their operations as a result of the evolving COVID-19 pandemic. The FDA and comparable foreign regulatory agencies may have slower response times or be under-resourced and, as a result, review, inspection, and other timelines may be materially delayed. For example, as of May 26, 2021, the FDA noted that it is continuing to ensure timely reviews of applications for medical products during the COVID-19 pandemic in line with its user fee performance goals. However, it is possible that the FDA may not be able to continue its current pace and approval times could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the COVID-19 pandemic and travel restrictions FDA is unable to complete such required inspections during the review period. Since March 2020, when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume pre-pandemic levels of inspection activities, including routine surveillance, bioresearch monitoring, and pre-approval. Should the FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the FDA has stated that it generally intends to issue, depending on the circumstances, a complete response letter or defer action on the application until an inspection can be completed. During the COVID-19 public health emergency, a number of companies announced receipt of complete response letters due to the FDA's inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. It is unknown how long these disruptions could continue, were they to occur. Any elongation or de-prioritization of our clinical trials or delay in regulatory review or inspection resulting from such disruptions could materially affect the development and study of our drug candidates.
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
Investment in pharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We were formed and commenced operations in 2003. Other than QINLOCK, we have no approved products for commercial sale and have not generated sufficient revenue to result in a profit from product sales. We continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we have never been profitable and have incurred losses in each year since inception. For the nine months ended September 30, 2022 and the year ended December 31, 2021, we reported net losses of $133.0 million and $300.0 million, respectively. As of September 30, 2022, we had an accumulated deficit of $1.2 billion.
Since our inception, we have focused substantially all of our efforts and financial resources on developing our proprietary compound library, including, without limitation, the preclinical and clinical development of QINLOCK and our drug candidates and, more recently, establishing a commercial infrastructure. On May 15, 2020, QINLOCK was approved by the FDA for the treatment of adult patients with advanced GIST who have received prior treatment with three or more kinase inhibitors, including imatinib. Except for QINLOCK, all of our drug candidates, including vimseltinib and DCC-3116, are still in clinical stages of development. To date, we have not generated sufficient revenue to result in a profit from the product sales of QINLOCK and have funded our operations primarily with proceeds from the sales of our common stock in public offerings and under the Sales Agreement, sales of preferred shares, proceeds from the issuance of convertible notes, payments received under a concluded collaboration agreement, upfront and milestone payments received under our license agreement with Zai, borrowings under a repaid construction loan, and research and development grants from the Kansas Bioscience Authority. Since our inception, we received an aggregate of $1.4 billion in net proceeds from such transactions. As of September 30, 2022, our cash, cash equivalents, and marketable securities were $371.6 million.
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
We believe that our cash, cash equivalents, and marketable securities as of September 30, 2022, together with anticipated product, royalty, and supply revenues, but excluding any potential future milestone payments under our collaboration or license agreements will enable us to fund our operating expenses and capital expenditure requirements into 2025. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.
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
As of September 30, 2022, our executive officers and directors, combined with our stockholders who own more than 10% of our outstanding capital stock, beneficially own shares, in the aggregate, representing approximately 30% of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to exert significant influence over all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would have significant influence over the election of directors and approval of any merger, consolidation, or sale of all or substantially all of our assets. This concentration of ownership control may:
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
Our stock price is likely to be volatile. The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. Our common stock is currently quoted on the Nasdaq Global Select Market under the symbol "DCPH." Since our common stock began trading on the Nasdaq Global Select Market on September 28, 2017, our stock has traded at prices as low as $6.51 per share and as high as $71.11 per share through September 30, 2022. Market prices for our common stock will be influenced by a number of factors, including:
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

Furthermore, these third parties may have relationships with other entities, some of which may be our competitors, and have substantial other contractual obligations with their other clients. In addition, these third parties could experience business interruptions, for example in connection with global economic or political developments, including historically high inflation and the conflict in Ukraine, or the COVID-19 pandemic, that could hinder their ability to meet their contractual obligations to us or may delay their performance of the services they conduct for us. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical trials in accordance with regulatory requirements, applicable laws, rules and regulations, and our stated protocols, we will not be able to obtain, or may be delayed in obtaining, marketing approvals for our drug candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our drug candidates, if approved.
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
1.1
Amendment No. 1 to Open Market Sale AgreementSM, dated August 4, 2022, by and between the Registrant Pharmaceuticals, Inc. and Jefferies LLC (Incorporated by reference to Exhibit 1.3 to the Registrant’s Form S-3 filed on August 4, 2022).

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

DECIPHERA PHARMACEUTICALS, INC.

Date: November 3, 2022	By:	/s/ Thomas P. Kelly
Thomas P. Kelly Chief Financial Officer (Principal Financial and Accounting Officer)