Form 10-K
period 2022-12-31
Deciphera Pharmaceuticals, Inc.
filed 2023-02-07
CIK 1654151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
FORM 10-K
______________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No ☒
As of June 30, 2022, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of Common Stock held by non-affiliates of the registrant computed by reference to the price of the registrant's Common Stock (based on the last reported sale price on the Nasdaq Global Select Market as of June 30, 2022) was $635,687,069. As of January 31, 2023, there were 75,947,284 shares of Common Stock, $0.01 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for its 2023 Annual Meeting of Stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant's fiscal year ended December 31, 2022, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Deciphera Pharmaceuticals, Inc.

SUMMARY OF MATERIAL RISKS ASSOCIATED WITH OUR BUSINESS
Our business is subject to numerous risks and uncertainties that you should be aware of before making an investment decision. These risks include, but are not limited to, the following:
•There is no assurance that our commercialization efforts with respect to QINLOCK® (ripretinib), referred to as QINLOCK, including, without limitation, in the EU4 (Germany, France, Italy, and Spain) and the U.K., which we refer to as key European markets, will be successful or that we will be able to generate revenues at the levels or on the timing we expect, or at levels or on the timing necessary to support our goals.
•Our planned pivotal Phase 3 INSIGHT study of QINLOCK versus sunitinib in second-line gastrointestinal stromal tumor (GIST) patients with mutations in KIT exon 11 and 17 and/or 18 and the absence of mutations in KIT exon 9, 13, and/or 14, which we also refer to as patients with mutations in KIT exon 11 and 17/18 (the INSIGHT study) may not be successful.
•We have limited experience as a commercial company and the marketing and sale of QINLOCK or any future approved drugs may be unsuccessful or less successful than anticipated.
•If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals for our drug and drug candidates and, if applicable, including by a third party, for any related companion diagnostic tests, or if we experience a delay in drug supply, we will not be able to commercialize our drug candidates or continue our European geographic expansion of QINLOCK, and our ability to generate revenue will be materially impaired.
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
•If the market opportunities for our approved drug or any potential expanded market for our approved drug or drug candidates are smaller than we estimate or if any approval that we obtain is based on a narrower definition of the patient population, our revenue potential and ability to achieve profitability will be adversely affected.
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
•If we experience delays or difficulties in the enrollment of patients in clinical trials, including in our planned Phase 3 INSIGHT study, and our ongoing clinical trials of vimseltinib and DCC-3116, our receipt of necessary marketing approvals could be delayed or prevented.
•If serious adverse events or unacceptable side effects are identified during the development of our drug or drug candidates, we may need to abandon or limit such development.
•We may not be able to obtain or, if granted, retain orphan drug exclusivity for our drug or drug candidates.
•The COVID-19 pandemic and the future outbreak of other highly infectious or contagious diseases, could seriously harm our research, development, and commercialization efforts, increase our costs and expenses and have a material adverse effect on our business, financial condition, and results of operations.
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
•the success and cost of our plans to research, develop, and commercialize our drug candidates, including the timing of our product development activities and clinical trials, and the timing of our investigational new drug (IND) applications, and clearance thereof, for any other drug candidates;
•our ability to successfully initiate and complete the pivotal Phase 3 INSIGHT study of QINLOCK for the potential treatment of second line GIST patients with mutations in KIT exon 11 and 17/18 and the Phase 3 MOTION study for vimseltinib in tenosynovial giant cell tumor (TGCT) patients, advance our DCC-3116 program through clinical development, and nominate additional drug candidates from our switch control inhibitor platform;
•if we experience delays or difficulties in the enrollment of patients in clinical trials, including in the INSIGHT study and our ongoing clinical trials of vimseltinib and DCC-3116, our receipt of necessary marketing approvals could be delayed or prevented;
•the timing or likelihood of regulatory actions, filings, and approvals for our current and future drug candidates, including our ability to obtain and maintain regulatory approval for QINLOCK or obtain and maintain regulatory approval for any of our current or future drug candidates, and any related restrictions, limitations, and/or warnings in the label of QINLOCK or any of our current or future drug candidates that may receive marketing approval;
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
•the pricing and reimbursement of, and the extent to which patient assistance programs are utilized for QINLOCK, or any current or future drug candidates for which we may receive marketing approval;
•our expectations regarding the size and growth potential of the markets for QINLOCK or any of our current or future drug candidates for which we may receive marketing approval and our ability to serve those markets;
•our ability to obtain funding for our strategic plans and operations;
•the development of companion diagnostic tests for our drug or any of our current or future drug candidates, if applicable;
•our ability to manufacture or obtain sufficient quantities of QINLOCK or our drug candidates, on a timely basis, to support our planned clinical trials and commercialization of QINLOCK or any of our current or future drug candidates for which we may receive marketing approval;
•the therapeutic benefit, effectiveness, and safety profile of QINLOCK and our drug candidates;
•our commercial preparedness efforts and our ability to successfully commercially launch, or where permitted otherwise provide access to our drug or drug candidates, if and when they are approved or receive pricing or reimbursement approval;
•the performance and experience of our licensee, Zai Lab (Shanghai) Co., Ltd. (Zai), to successfully develop and commercialize QINLOCK in the People's Republic of China (the PRC), Hong Kong, Taiwan, and Macau, these territories collectively referred to as Greater China, under the terms and conditions of our license agreement, and the performance of our distributors in other territories;
•the potential benefits of our combination strategy of DCC-3116;
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
•the accuracy of our estimates regarding expenses, future revenues, capital requirements, use of proceeds, and need for additional financing; and
•the impact of global economic and political developments on our business, including high inflation and capital market disruptions, the war in Ukraine, economic sanctions and economic slowdowns or recessions, including any that may result from such developments and the continuing COVID-19 pandemic, which could harm our commercialization efforts for QINLOCK as well as the value of our common stock and our ability to access capital markets.
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
ITEM 1.    BUSINESS
Overview
We are a biopharmaceutical company focused on discovering, developing, and commercializing important new medicines to improve the lives of people with cancer. Leveraging our proprietary switch-control kinase inhibitor platform and deep expertise in kinase biology, we design kinase inhibitors to target the switch pocket region of the kinase with the goal of developing potentially transformative medicines. Through our patient-inspired approach, we seek to develop a broad portfolio of innovative medicines to improve treatment outcomes. QINLOCK, our switch-control tyrosine kinase inhibitor, was engineered using our proprietary drug discovery platform and developed for the treatment of fourth-line advanced GIST. QINLOCK is approved in Australia, Canada, China, the European Union (EU), Hong Kong, Israel, Macau, New Zealand, Switzerland, Taiwan, the United Kingdom (U.K.), and the U.S. for the treatment of fourth-line GIST. We wholly own QINLOCK and all of our drug candidates with the exception of a development and commercialization out-license agreement for QINLOCK in Greater China. In addition to QINLOCK, we have developed a robust pipeline of novel drug candidates using our switch-control kinase inhibitor platform, including vimseltinib and DCC-3116.
QINLOCK – A KIT and PDGFRA Kinase Inhibitor for GIST
QINLOCK, an orally administered kinase switch control inhibitor of the KIT and PDGFRA kinases, is approved in twelve territories for the treatment of fourth-line advanced GIST.
On May 15, 2020, QINLOCK was approved by the U.S. Food and Drug Administration (FDA) for the treatment of adult patients with advanced GIST who have received prior treatment with three or more kinase inhibitors, including imatinib. In May 2020, we launched QINLOCK commercially in the U.S. In 2020, QINLOCK was also approved for the treatment of fourth-line GIST in Canada and Australia. In November 2020, we announced that we had entered into exclusive distribution agreements for QINLOCK in Canada, Israel, Australia, New Zealand, Singapore, Malaysia, and Brunei. In November 2021, we announced that the EC approved QINLOCK in the EU for the treatment of adult patients with GIST who have received prior treatment with three or more kinase inhibitors, including imatinib. The EC decision is applicable to all 27 EU member states plus Iceland, Norway, and Liechtenstein. In 2021, QINLOCK was also approved for the treatment of fourth-line GIST in Switzerland and the U.K. QINLOCK was also approved for the treatment of fourth-line GIST in New Zealand in 2022 and Israel and Macau in 2023.
In June 2019, we entered into a License Agreement with Zai (the Zai License Agreement), pursuant to which we granted Zai exclusive rights to develop and commercialize QINLOCK, including certain follow-on compounds (the Licensed Products), in Greater China. In March and September 2021, the China National Medical Products Administration (China NMPA) and the Taiwan Food and Drug Administration, respectively, approved QINLOCK for the treatment of adult patients with advanced GIST who have received prior treatment with three or more kinase inhibitors, including imatinib. In March 2021, the Hong Kong Department of Health approved QINLOCK in Hong Kong for the treatment of adult patients with advanced GIST who have received prior treatment with imatinib, sunitinib, and regorafenib.
In November 2021, we announced top-line data from INTRIGUE, our Phase 3 study of QINLOCK for the treatment of second-line GIST. The INTRIGUE study did not meet the primary endpoint of improved progression-free survival (PFS) compared with the standard of care sunitinib. The Phase 3 INTRIGUE study is an interventional, randomized, global, multicenter, open-label study to evaluate the efficacy and safety of QINLOCK compared to sunitinib in patients with GIST previously treated with imatinib. In the study, 453 patients were randomized 1:1 to either QINLOCK 150 mg once daily or sunitinib 50 mg once daily for four weeks followed by two weeks without sunitinib.
In January 2023, we announced findings of an exploratory analysis using circulating tumor DNA (ctDNA) analysis from the Phase 3 INTRIGUE study demonstrating substantial clinical benefit of QINLOCK in second-line GIST patients with mutations in KIT exon 11 and 17/18. As used herein, KIT exon 11 and 17/18 refers to patients with mutations in KIT exon 11 and 17 and/or 18 and the absence of mutations in KIT exon 9, 13, and/or 14. Based on the results of the ctDNA analysis and discussions with the FDA, we expect to initiate the pivotal Phase 3 INSIGHT study of QINLOCK versus sunitinib in this patient population in the second half of 2023.

Following QINLOCK’s European Commission (EC) approval in fourth-line GIST in November 2021, we have focused our direct commercial efforts in key European markets. We launched QINLOCK in Germany in January 2022 and have conducted the post-approval paid access (AP2) program in France since April 2022. We also plan to continue the European expansion of QINLOCK in 2023, with planned commercial launches following conclusion of pricing and reimbursement negotiations in other key European markets. We plan to provide access to QINLOCK to fourth-line GIST patients in additional European countries through other channels.
Vimseltinib – CSF1R Kinase Inhibitor for TGCT
Vimseltinib is an investigational, orally administered, potent, and highly-selective switch-control kinase inhibitor of the colony stimulating factor 1 receptor (CSF1R). We are currently studying vimseltinib in the pivotal Phase 3 MOTION study. The MOTION study is a two-part, randomized, double-blind, placebo-controlled study to assess the efficacy and safety of vimseltinib in patients with TGCT who are not amenable to surgery. In Part 1 of the study, eligible study participants will be assigned to receive either vimseltinib or matching placebo for 24 weeks. Participants assigned to placebo in Part 1 will have the option to receive vimseltinib in Part 2 of the study. Part 2 is a long-term treatment phase in which all participants will receive open-label vimseltinib. The primary endpoint of the study is objective response rate (ORR) at 25 weeks as measured by Response Evaluation Criteria In Solid Tumors (RECIST) v1.1 by blinded independent radiological review.
We are also conducting an international, multicenter, ongoing open-label Phase 1/2 study designed to evaluate the safety, efficacy, pharmacokinetics (PK), and pharmacodynamics (PD) of vimseltinib in patients with solid tumors and TGCT. Cohort A includes TGCT patients with no prior anti-CSF1/CSF1R (previous therapy with imatinib or nilotinib is allowed) and cohort B includes patients with prior anti-CSF1/CSF1R (previous therapy with imatinib or nilotinib alone is not allowed).
We are prioritizing the clinical development of vimseltinib in patients with TGCT through our Phase 3 MOTION study and expect to complete enrollment of patients in the first quarter of 2023 and announce top-line results from the study in the fourth quarter of 2023. As GIST and TGCT have significant overlap in the key opinion leaders and treating physicians, we believe our QINLOCK commercial infrastructure provides a strong foundation for a potential vimseltinib product, if approved. Also, in the second half of 2023, we plan to provide updated data from our Phase 1/2 study of vimseltinib in TGCT patients.
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
DCC-3116 is being studied in a Phase 1/2 study designed to evaluate the safety, tolerability, clinical activity, PK, and PD of DCC-3116 as a single agent and in combination with (i) trametinib, an FDA-approved MEK inhibitor, in patients with advanced or metastatic solid tumors with RAS, NF1, or RAF mutations, (ii) binimetinib, an FDA-approved MEK inhibitor, in patients with advanced or metastatic solid tumors with RAS, NF1, or RAF mutations, and (iii) sotorasib, an FDA-approved KRASG12C inhibitor, in patients with advanced or metastatic solid tumors with KRASG12C mutations. The clinical development plan for DCC-3116 will initially focus on combination strategies for patients with documented RAS and RAF cancer mutations, which we believe utilize autophagy for tumor growth, survival, and as a resistance mechanism to inhibitors of RTK, RAS, and MAP kinases.
In the second half of 2023, we plan to present updated data from the single agent dose escalation phase of the study. We are currently in the combination dose escalation phase of the Phase 1/2 study. Also in the second half of 2023, we expect to provide initial data from the combination dose escalation cohorts of the Phase 1/2 study; initiate one or more expansion cohorts in the ongoing Phase 1/2 study in combination with either trametinib, binimetinib, or sotorasib; and initiate a new dose escalation study evaluating DCC-3116 in combination with encorafenib, an FDA-approved-BRAF inhibitor and cetuximab, an FDA-approved EGFR inhibitor, in patients with colorectal cancer. We also plan to present preclinical data on new clinical combinations with DCC-3116 in the first half of 2023.
Platform Development and Preclinical Pipeline – Switch-Control Kinase Inhibition
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
We are also making a focused investment in our next generation of research programs, which are designed to provide first-in-class or best-in-class treatments using our proprietary switch-control inhibitor platform. In November 2022, we announced the nomination of DCC-3084 as our pan-RAF development candidate. DCC-3084 is a selective inhibitor of BRAF/CRAF kinases that inhibits Class I, II, and III BRAF mutants, BRAF fusions, and NRAS mutant cell lines. In the first half of 2023, we plan to present in vitro and in vivo data supporting a preclinical profile for DCC-3084 as a potent and selective inhibitor of BRAF/CRAF kinases with optimized pharmaceutical properties for development in both single-agent and combination opportunities. In the second half of 2023, we expect to submit an IND application to the FDA for DCC-3084. Our goal for the first half of 2023 is to announce the nomination of a development candidate from our proprietary discovery engine of novel switch control inhibitors. We also plan to continue to develop our in-licensed research-stage program, which targets the VPS34 kinase.
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
Our Strategy
Our objective is to discover, develop and commercialize important new medicines to improve the lives of people with cancer. The principal components of our strategy include:
• With respect to QINLOCK,
◦Build on our successful commercialization in fourth-line GIST in the U.S., where we believe we are the standard of care;
◦Continue our geographic expansion in fourth-line GIST in key European markets, while working to provide access to QINLOCK to eligible patients around the world through other channels; and
◦Expand the market opportunity for QINLOCK through our pivotal Phase 3 INSIGHT study in second-line GIST patients with mutations in KIT exon 11 and 17/18.

•Develop vimseltinib, our inhibitor of CSF1R, as a potential single agent therapy for the treatment of TGCT, which is currently being studied in our Phase 3 MOTION study, and leverage potential synergies and experience we have gained from QINLOCK towards this second drug candidate to prepare for a potential launch, if approved.
•Develop DCC-3116, our inhibitor of ULK kinase, which is currently being studied in a Phase 1/2 study for the potential treatment of advanced or metastatic solid tumors with mutations in the RAS/MAPK pathway and explore potential additional combinations to maximize the potential of DCC-3116.
•Continue to advance our discovery efforts using our switch-control kinase inhibitor platform, of which we recently nominated DCC-3084 as a clinical candidate for our pan-RAF research program and announce the nomination of an additional development candidate in the first half of 2023.
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

Using our switch-control kinase inhibitor platform, we have developed a diverse pipeline of differentiated, orally administered drug candidates that include our approved drug, QINLOCK, and two clinical-stage agents, vimseltinib and DCC-3116, and ongoing research-stage programs, including our pan-RAF inhibitor, DCC-3084. Our switch-control kinase inhibitors are designed to interact at a molecular level that is distinct from other kinase inhibitors and are designed to generate higher and more durable rates of response. We believe our drug candidates may contribute to higher activity than currently available kinase inhibitors.
The figure below illustrates activation of the switch pocket and how our switch-control kinase inhibitors are designed to embed into the switch pocket thereby inhibiting switch activation.

Switched on: Kinase active	Switched off: Kinase inactive
While we believe that our proprietary switch-control kinase inhibitor platform offers the benefits described above, there are certain limitations of our platform, including its inability to control inhibition of certain kinases that interfere with access to the switch pocket, including specific kinases in the MAP kinase family (MEK and ERK), which constitute less than 10% of the over 500 known human kinases resulting in limitations on the number of molecules that can be screened.

Our Drug and Drug Candidates
We are leveraging our proprietary switch-control kinase inhibitor platform to develop a pipeline of highly selective, potent small molecule drug candidates that are designed to directly inhibit kinases implicated in the growth and spread of tumors. Our platform allows us to rapidly identify new drug candidates to enter preclinical development. We wholly own QINLOCK and all of our drug candidates with the exception of a development and commercialization out-license agreement for QINLOCK in Greater China, including the lead programs summarized in the following figure. Our research-stage programs are also wholly-owned, with the exception of VPS34 program, which we have in-licensed:
Notes: BRAF=proto-oncogene b-RAF; CSF1R=colony-stimulating factor 1 receptor; EGFR=epidermal growth factor receptor; GIST=gastrointestinal stromal tumor; KIT=KIT proto-oncogene receptor tyrosine kinase; MAPK=mitogen-activated protein kinase; RAF=rapidly accelerated fibrosarcoma; RAS=rat sarcoma gene; TGCT=tenosynovial giant cell tumor; ULK=unc-51-like autophagy-activating kinase; (1) Exclusive development and commercialization license with Zai Lab in Greater China for QINLOCK; (2) The patient population for the planned INSIGHT study consists of second-line GIST patients with mutations in KIT exon 11 and 17 and/or 18 and the absence of mutations in KIT exon 9, 13, and/or 14 (also referred to as the KIT exon 11 + 17/18 patients); (3) QINLOCK is approved for 4th line GIST in the United States, Australia, Canada, China, the European Union, Hong Kong, Israel, Macau, New Zealand, Switzerland, Taiwan, and the United Kingdom; (4) 2023 Corporate Goal; (5) Agreement with Sprint Bioscience for exclusive in-license worldwide rights to a research-stage program targeting VPS34.
QINLOCK: A Kinase Inhibitor of KIT and PDGFRA for GIST
QINLOCK is an orally administered switch-control kinase inhibitor developed for the treatment of GIST and is approved in twelve territories for the treatment of fourth-line advanced GIST. While approved kinase inhibitors control certain initiating and drug resistance-causing mutations in KIT and PDGFRA, the kinases that drive disease progression in most GIST patients, these approved drugs fail to inhibit all known mutations. We designed QINLOCK to improve the treatment of GIST patients by inhibiting the full spectrum of the known mutations in KIT and PDGFRA. QINLOCK is a KIT and PDGFRA switch-control kinase inhibitor that blocks initiating and resistance KIT mutations in exons 9, 11, 13, 14, 17, and 18 known to be present in GIST patients. QINLOCK similarly inhibits the primary initiating PDGFRA mutations occurring in exons 12 and 18 and also inhibits wild-type PDGFRA that is subject to amplification in cancers.
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
In 2020, QINLOCK was also approved for the treatment of fourth-line GIST in Canada and Australia. In November 2020, we announced that we had entered into exclusive distribution agreements for QINLOCK in Canada, Israel, Australia, New Zealand, Singapore, Malaysia, and Brunei. In November 2021, we announced that the EC approved QINLOCK in the EU for the treatment of adult patients with GIST who have received prior treatment with three or more kinase inhibitors, including imatinib. The EC decision is applicable to all 27 EU member states plus Iceland, Norway, and Liechtenstein. In 2021, QINLOCK was also approved for the treatment of fourth-line GIST in Switzerland and the U.K. QINLOCK was approved for the treatment of fourth-line GIST in New Zealand in 2022 and Israel and Macau in 2023.
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
In November 2021, we announced top-line data from INTRIGUE, our Phase 3 study of QINLOCK for the treatment of second-line GIST. The INTRIGUE study did not meet the primary endpoint of improved PFS compared with the standard of care sunitinib. The Phase 3 INTRIGUE study is an interventional, randomized, global, multicenter, open-label study to evaluate the efficacy and safety of QINLOCK compared to sunitinib in patients with GIST previously treated with imatinib.
In January 2023, we announced findings from an exploratory ctDNA analysis from the Phase 3 INTRIGUE study demonstrating substantial clinical benefit of QINLOCK in second-line GIST patients with mutations in KIT exon 11 and 17/18. Based on the results of the ctDNA analysis and discussions with the FDA, we expect to initiate the pivotal Phase 3 INSIGHT study of QINLOCK versus sunitinib in this patient population in the second half of 2023.
Following QINLOCK’s EC approval in fourth-line GIST in November 2021, we have focused our direct commercial efforts in key European markets. We launched QINLOCK in Germany in January 2022 and have conducted the AP2 program in France since April 2022. We also plan to continue the European expansion of QINLOCK in 2023, with planned commercial launches following conclusion of pricing and reimbursement negotiations in other key European markets. We plan to provide access to QINLOCK to fourth-line GIST patients in additional European countries through other channels.
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
GIST is a disease driven initially by primary mutations in KIT kinase in approximately 80% of cases or in PDGFRA kinase in approximately 5% to 10% of cases. In approximately 10% to 15% of all GIST patients, the disease is not driven by KIT or PDGFRA but by other genetic mutations or alterations. Primary mutations in the KIT gene are found in exon 11 in approximately 70% of GIST patients, in exon 9 in approximately 10% of GIST patients, and less frequently in exon 13 or 17. Primary mutations in the PDGFRA gene are found in exon 18 (a mutation referred to as D842V being the most frequent) in approximately 6% of GIST patients and more rarely in exon 12.
Metastatic KIT-driven GIST is a disease characterized by many mutations in KIT, with over 90% of individual KIT-driven GIST patients harboring multiple mutations that drive progression of their disease. Multiple secondary mutations can arise within an individual patient and/or tumor in different areas or sites of tumor growth. Drug resistant secondary mutations in patients with KIT-driven GIST span exon regions 13 to 18 with the most frequent mutations occurring within the kinase ATP-binding pocket (exons 13/14) and the activation loop (exons 17/18).
Treatment Paradigm For GIST
Patients diagnosed early with localized GIST generally undergo surgical resection of their tumors. In surgically resected patients considered at a high risk of recurrence and in unresectable or metastatic patients, the kinase inhibitor imatinib is the only approved first-line therapy in the U.S., other than avapritinib, which is approved in the U.S. for GIST patients with PDGFRA exon 18 mutations only (estimated to be approximately 6% of all patients with newly-diagnosed GIST). Although imatinib is effective against KIT mutations in exon 11 and has limited efficacy against exon 9 mutations, secondary mutations in KIT in exons 13, 14, 17, and 18 or most primary mutations in PDGFRA confer resistance to imatinib. While more than 80% of GIST patients will see some clinical benefit from imatinib monotherapy, and a small portion of patients have shown PFS up to ten years, greater than 50% of patients will develop disease progression by two years, and 90% at ten years. Of the approximately 4,000 to 6,000 GIST patients that are reported as newly diagnosed each year in the U.S., we estimate that about 65% will experience metastatic disease and 90% will receive first-line treatment with imatinib.
Disease progression in advanced GIST is often due to secondary mutations in KIT or PDGFRA that cause resistance to first-line treatment. In GIST patients who progress on imatinib, second-line therapy is typically sunitinib, which was approved in 2006 for patients with GIST who had disease progression following treatment with, or intolerance to, imatinib. Sunitinib has been shown to have greater activity against mutations in KIT exon 9 compared to imatinib and less activity against mutations in KIT exon 11. Additionally, sunitinib shows activity against KIT exon 13/14 mutations, but is not as active against mutations in exon 17/18. Only about half of GIST patients show benefit on sunitinib therapy and the reported time-to-tumor progression is 6.1 months. The emergence of KIT mutations in exon 17/18 confers resistance to sunitinib. In 2013, regorafenib received marketing approval in the U.S. for the treatment of adults with metastatic and unresectable GIST who have experienced disease progression on, or intolerance to, imatinib and sunitinib. In addition to being active against KIT mutations in exon 11, regorafenib was the only approved therapy with activity against a subset of KIT mutations in exon 17, at the time of its approval. However, regorafenib does not inhibit all KIT mutations in exon 17/18.
Although GIST patients may experience periods of disease control with approved treatments, due to the heterogeneous nature of the mutations that drive the disease, many patients continue to progress and ultimately fail all lines of treatment. Of the approximately 4,000 to 6,000 GIST patients newly diagnosed each year in the U.S., we estimate that about 65% will experience metastatic disease with a comparable incidence in the EU4 and the U.K. We estimate that the annual new treatment-eligible population in the U.S. for (i) second-line GIST patients is approximately 2,000, (ii) third-line GIST patients is approximately 1,400 to 1,600, and (iii) fourth-line GIST patients is approximately 1,000 to 1,300. This treatment eligible patient estimate excludes the estimated proportion of patients that die, discontinue treatment, or enter a clinical trial and, therefore, are not eligible for treatment; for later lines of therapy, we expect a similar drop-off rate. In addition, based on a literature review as well as our ctDNA analysis from INTRIGUE described below, we estimate that approximately 14% of second-line GIST patients will harbor mutations in KIT exon 11 and 17 and/or 18 with exclusions of KIT exon 9, 13, and/or 14. Estimates are inherently uncertain and are subject to a wide variety of assumptions, risks, and uncertainties that can cause actual results to differ materially.
Clinical Development of QINLOCK
Phase 3 INVICTUS Study in Fourth-Line and Fourth-Line Plus GIST; QINLOCK: A Broad Spectrum Inhibitor in Fourth-Line and Fourth-Line Plus GIST
On May 15, 2020, QINLOCK was approved by the FDA for the treatment of adult patients with advanced GIST who have received prior treatment with three or more kinase inhibitors, including imatinib. The FDA’s approval of QINLOCK was based on our New Drug Application (NDA) submission in December 2019, which was reviewed under the FDA’s Oncology Center of Excellence (OCE) pilot program, Real-Time Oncology Review (RTOR) and the FDA’s Project Orbis initiative, and granted priority review. Our NDA submission was based on positive results from our first Phase 3 study, INVICTUS, in patients with fourth-line and fourth-line plus GIST. Following the FDA approval of QINLOCK, in May 2020, we commenced sales and marketing of QINLOCK in the U.S. In 2020, QINLOCK was also approved for the treatment of fourth-line GIST in Canada and Australia. In November 2020, we announced that we had entered into exclusive distribution agreements for QINLOCK in Canada, Israel, Australia, New Zealand, Singapore, Malaysia, and Brunei. In November 2021, we announced that the EC approved QINLOCK in the EU for the treatment of adult patients with GIST who have received prior treatment with three or more kinase inhibitors, including imatinib. The EC decision is applicable to all 27 EU member states plus Iceland, Norway, and Liechtenstein. In 2021, QINLOCK was also approved for the treatment of fourth-line GIST in Switzerland and the U.K. QINLOCK was also approved for the treatment of fourth-line GIST in New Zealand in 2022 and Israel and Macau in 2023.
Following QINLOCK’s EC approval in fourth-line GIST in November 2021, we have focused our direct commercial efforts in key European markets. We launched QINLOCK in Germany in January 2022 and have conducted the AP2 program in France since April 2022. We also plan to continue the European geographic expansion of QINLOCK in 2023, with planned commercial launches following conclusion of pricing and reimbursement negotiation in other key European markets. We plan to provide access to QINLOCK to fourth-line GIST patients in additional European countries through other channels. The Phase 3 INVICTUS study was an international, multicenter, randomized, double-blind, placebo-controlled trial to evaluate the safety, tolerability, and efficacy of QINLOCK compared to placebo in patients with advanced GIST whose previous therapies have included at least imatinib, sunitinib, and regorafenib. The primary efficacy endpoint is PFS based on disease assessment by blinded independent central review (BICR) using modified RECIST version 1.1 criteria. The key secondary endpoint is ORR based on BICR. Additional secondary endpoints include overall survival (OS), time to progression, time to best response, PFS by investigator assessment, quality of life, and safety.
In the INVICTUS study, QINLOCK demonstrated a median PFS of 6.3 months (27.6 weeks) compared to 1.0 month (4.1 weeks) in the placebo arm and significantly reduced the risk of disease progression or death by 85% (Hazard Ratio [HR] of 0.15, 95% Confidence Interval (0.09,0.25), p-value <0.0001) compared to placebo. This PFS benefit was consistent across all assessed patient sub-groups.
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
In June 2021, we presented data for QINLOCK patients undergoing intra-patient dose escalation after disease progression in the Phase 3 INVICTUS study at the American Society of Clinical Oncology. An exploratory analysis was conducted to assess the safety and efficacy of QINLOCK dose escalation to 150 mg BID among patients randomized to QINLOCK 150 mg QD in the INVICTUS study. As of the August 10, 2020 cutoff date, of the 85 patients randomized to QINLOCK 150 mg QD in the INVICTUS study, 43 dose escalated to 150 mg BID after disease progression by blinded independent central review using modified RECIST version 1.1.
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
In September 2021, we announced a long-term update from the Phase 3 INVICTUS study. An exploratory evaluation of primary and secondary endpoints in the Phase 3 INVICTUS study, with a cutoff date of January 15, 2021, an additional 19 months after the primary analysis, demonstrated consistent PFS with no change since the primary data cutoff, and improved median OS among patients receiving ripretinib (median OS 18.2 months with QINLOCK compared to 6.3 months with placebo, HR = 0.41, 95% Confidence Interval (0.26, 0.65)). Safety findings were consistent with the primary analysis results and most TEAEs were Grade 1 or 2. Increases in TEAEs and TEAEs leading to dose modifications in the additional 19 months of follow up were minimal. In addition, a retrospective analysis of the INVICTUS study published in September 2021 demonstrated that QINLOCK provided clinical meaningful benefit across mutation sub-groups, supporting the use of QINLOCK as fourth-line therapy in patients harboring a broad spectrum of mutations. We believe these more mature results continue to support the clinically meaningful benefit in PFS and OS for QINLOCK with an acceptable safety profile in patients with advanced GIST treated with three or more prior lines of therapy.
Phase 3 INTRIGUE Study in Second-Line GIST
In December 2018, we initiated a pivotal Phase 3 study, INTRIGUE, to evaluate the efficacy and tolerability of QINLOCK compared to sunitinib in second-line GIST patients. The study is being conducted at 122 investigational sites in 22 countries. We successfully completed enrollment of 453 patients in INTRIGUE.
The Phase 3 INTRIGUE study is an interventional, randomized, global, multicenter, open-label study to evaluate the safety, tolerability, and efficacy of QINLOCK compared to sunitinib in patients with GIST previously treated with imatinib. Patients were randomized 1:1 to either 150 mg of QINLOCK once daily or 50 mg of sunitinib once daily for four weeks followed by two weeks without sunitinib. The primary efficacy endpoint was PFS as determined by independent radiologic review using modified RECIST. Secondary endpoints as determined by independent radiologic review using modified RECIST include ORR and OS. As an event-driven study, the analysis of the primary endpoint for INTRIGUE occurred once a pre-specified number of events, defined as death or disease progression events based on independent radiologic review using modified RECIST, had occurred.
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
Results from ctDNA Analysis from the Phase 3 INTRIGUE Study in Second-Line GIST Patients with Mutations in KIT Exon 11 and 17/18
In January 2023, we announced findings of an exploratory analysis using ctDNA from the Phase 3 INTRIGUE clinical study of QINLOCK. An exploratory objective in the Phase 3 INTRIGUE study in GIST patients previously treated with imatinib was to evaluate anti-tumor efficacy of QINLOCK according to baseline KIT primary and secondary mutation status. Baseline peripheral whole blood was analyzed by Guardant360, a 74-gene ctDNA next-generation sequencing liquid biopsy assay.
Of the 453 patients in the overall intent-to-treat population (ITT), baseline ctDNA was analyzed in 362 patients for whom evaluable samples were available. ctDNA was detected in 280 samples and KIT mutations were detected in 213 patients. Primary mutations in KIT were detected in exon 11 in 157 patients and in exon 9 in 36 patients. Common resistance mutations in KIT were detected in exons 17/18 in 89 patients and in exons 13/14 in 81 patients. In patients with a KIT exon 11 primary mutation, 52 patients had mutations in exon 17/18, 41 patients had mutations in exon 13/14 only, and 22 patients had mutations in both exon 13/14 and exon 17/18. The figure below summarizes the KIT primary and secondary mutations that were detected in the 213 patients in which KIT mutations were detected.
Patients with mutations in KIT exon 11 and exon 17/18 had substantially improved PFS, ORR, and OS with QINLOCK versus sunitinib. The table below summarizes these efficacy results. Efficacy results in patients with detectable ctDNA in KIT exon 11 and in the ITT populations were consistent with the primary analysis of the INTRIGUE study based on tumor data used for randomization. The sub-group safety profiles were consistent with the primary analysis. Patients with mutations in KIT exon 11 and 13/14 only derived substantially improved clinical benefit with sunitinib versus QINLOCK.

INTRIGUE Efficacy Results of ctDNA Analysis for Patients with Mutations in KIT Exon 11 and 17/18

	Ripretinib (n=27)	Sunitinib (n=25)	Hazard Ratio/Response Difference (95% CI)
Median Progression-Free Survival(1)	14.2 months	1.5 months	0.22 (0.11, 0.44), nominal p value <0.0001
Objective Response Rate(1)	44.4%	0%	44.4% (23.0%, 62.7%), nominal p value = 0.0001
Overall Survival(2)	Not Estimable	17.5 months	0.34 (0.15, 0.76), nominal p value = 0.0061
(1) Data cutoff date as of September 1, 2021; (2) Data cutoff date as of September 1, 2022.
The figures below depict the ORR, PFS, and OS for QINLOCK compared with sunitinib in the sub-group analysis.
Objective Response Rate for QINLOCK and sunitinib in KIT Exon 11+17/18 Patients1,2
(1) Data cutoff date of September 1, 2021; (2) for 2 patients in the sunitinib arm and 1 patient in the ripretinib arm, no postbaseline disease assessment was available; (3) ORR was confirmed with follow-up imaging; (4) determined using modified RECIST 1.1 criteria; (5) response difference=44.4%, 95% CI (23.0, 62.7), nominal p value 0.0001.
Progression-Free Survival for QINLOCK and sunitinib in KIT Exon 11+17/18 Patients1
(median PFS of 14.2 months vs. 1.5 months; HR=0.22, 95% CI [0.11 0.44], nominal p value <0.0001)
(1) Data cutoff date of September 1, 2021.
Overall Survival for QINLOCK and sunitinib in KIT Exon 11+17/18 Patients1

(median OS of NE months vs. 17.5 months; HR=0.34, 95% CI [0.15-0.76], nominal p value = 0.0061)
(1) Data cutoff date of September 1, 2022.
Planned Phase 3 INSIGHT Study in Second-Line GIST Patients with Mutations in KIT Exon 11 and 17/18
Based on the results of the ctDNA analysis and discussions with the FDA, we plan to initiate the pivotal Phase 3 INSIGHT study of QINLOCK versus sunitinib in second-line GIST patients with mutations in KIT exon 11 and 17/18. The planned Phase 3 INSIGHT study will be a randomized, global, multicenter, open-label study to evaluate the efficacy and safety of QINLOCK compared to sunitinib in patients with GIST previously treated with imatinib with mutations in KIT exon 11 and 17 and/or 18 and the absence of mutations in KIT exon 9, 13, and/or 14. In the planned study, 54 patients will be randomized 2:1 to either QINLOCK 150 mg once daily or sunitinib 50 mg once daily for four weeks followed by two weeks without sunitinib. The primary endpoint will be PFS as determined by independent radiologic review using mRECIST 1.1 criteria. Secondary endpoints include ORR as determined by independent radiologic review using mRECIST 1.1 criteria and OS. Patients randomized to the sunitinib arm may crossover to the QINLOCK arm after progressive disease. We expect to initiate the INSIGHT study in the second half of 2023.
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
Vimseltinib: CSF1R Kinase Inhibitor for TGCT
Vimseltinib is an investigational, orally administered, potent, and highly-selective switch-control kinase inhibitor of CSF1R. Vimseltinib was designed to selectively bind to the CSF1R switch pocket. It has greater than 100-fold selectivity for CSF1R over the closely related kinases FLT3, KIT, PDGFRA, PDGFRB, and VEGFR2 and has an even greater selectivity for CSF1R over approximately 300 other human kinases tested. This high selectivity for inhibition of CSF1R is attributed to vimseltinib binding into a unique selectivity region of the CSF1R activation switch that is not available in closely related kinases. Vimseltinib inhibits CSF1R signaling in cellular assays, as well as blocks macrophage-mediated tumor cell migration, osteoclast differentiation, and proliferation of a CSF1R-dependent cell line.
We are currently studying vimseltinib in the pivotal Phase 3 study in patients with TGCT. The MOTION study is a two-part, randomized, double-blind, placebo-controlled study of vimseltinib to assess the efficacy and safety in patients with TGCT who are not amenable to surgery. In Part 1 of the study, eligible study participants will be assigned to receive either vimseltinib or matching placebo for 24 weeks. Participants assigned to placebo in Part 1 will have the option to receive vimseltinib in Part 2 of the study. Part 2 is a long-term treatment phase in which all participants will receive open-label vimseltinib. The primary endpoint of the study is ORR at 25 weeks as measured by RECIST version 1.1 by blinded independent radiological review. In January 2022, we announced that enrollment is currently underway in our Phase 3 MOTION study. We expect to complete enrollment in the first quarter of 2023 and announce top-line results from the study in the fourth quarter of 2023.
We are also conducting an international, multicenter, ongoing open-label Phase 1/2 study designed to evaluate the safety, efficacy, PK, and PD of vimseltinib in patients with solid tumors and TGCT. In September 2022, we announced data from the Phase 1 dose escalation and Phase 2 expansion portions of the study in patients with TGCT in a poster presentation at the European Society for Medical Oncology (ESMO) Congress 2022. In the Phase 2 expansion portion of the study, cohort A includes TGCT patients with no prior anti-CSF1/CSF1R (previous therapy with imatinib or nilotinib is allowed) and cohort B includes patients with prior anti-CSF1/CSF1R (previous therapy with imatinib or nilotinib alone is not allowed).
In November 2021, we announced that vimseltinib had been granted fast track designation by the FDA for the treatment of patients with TGCT who are not amenable to surgery.
Market Opportunity in TGCT
TGCTs are a group of rare, locally aggressive tumors that involve the synovium, bursae, and/or tendon sheath. Although benign, these tumors can grow and cause damage to surrounding tissues and structures inducing pain, swelling, and limitation of movement of the joint. A genetic translocation in certain cells within the tumor causes overproduction of CSF1, the ligand for the CSF1R receptor, triggering migration of inflammatory cells including CSF1R-expressing tumor-associated macrophages to tumor sites. Surgery is the main treatment option; however, these tumors tend to recur in approximately 45% of patients with diffuse-type TGCT and 10% of patients with localized TGCT. If untreated or if the tumor continually recurs, damage and degeneration may occur in the affected joint and surrounding tissues, which may cause significant disability. TGCT typically occurs in people 30-50 years old and patient burden most commonly includes pain, joint stiffness, restricted mobility, joint damage, and negative impact on quality of life.
TGCTs are divided into types based on where they are and how they grow. Localized TGCTs are typically more well-defined and confined to a portion of joints like the fingers, toes, knees, wrists, and ankles. Diffuse-type TGCTs are typically less well-defined and occur most commonly in and around joints such as the knee, hips, ankles, elbows, and shoulders. We estimate that approximately 14,000 to 18,000 patients are diagnosed annually with localized and diffuse-type TGCT in the U.S. In addition, we estimate that annual incidence of new drug-treated TGCT cases in the U.S. is approximately 1,300 to 1,400, with a comparable incidence in the EU4 and the U.K. We estimate that the annual prevalent drug-eligible TGCT patients in the U.S. is approximately 8,000.
CSF1R inhibition has demonstrated promising clinical benefit in TGCT patients and we believe that despite an approved treatment for TGCT patients in the U.S., there remains an unmet medical need for this population. Pexidartinib is the only approved product for patients with TGCT associated with severe morbidity or functional limitations and not amenable to improvement with surgery. In a randomized Phase 3 trial, the proportion of patients who achieved ORR was higher for pexidartinib, at 38%, versus placebo, at 0%, at week 25 by RECIST, version 1.1. The FDA approval includes a Risk Evaluation and Mitigation Strategy (REMS) for pexidartinib, including intensive liver monitoring due to hepatotoxicity risks, thought to be an off-target effect. The European Medicines Agency (EMA) adopted the decision of refusal of the pexidartinib EU MAA in November 2020. Many patients are treated with off-label tyrosine kinase inhibitors, in particular imatinib, despite the lack of an approval in TGCT.
Phase 3 MOTION Study in Patients with TGCT
We are currently studying vimseltinib in the pivotal Phase 3 MOTION study in patients with TGCT. In January 2022, we announced that enrollment is currently underway in our Phase 3 MOTION study. The MOTION study is a two-part, randomized, double-blind, placebo-controlled study to assess the efficacy and safety of vimseltinib in patients with TGCT who are not amenable to surgery. In Part 1 of the study, eligible study participants will be assigned to receive either 30 mg twice weekly vimseltinib (n=80) or matching placebo (n=40) for 24 weeks. Participants assigned to placebo in Part 1 will have the option to receive vimseltinib in Part 2 of the study. Part 2 is a long-term treatment phase in which all participants will receive open-label vimseltinib. The primary endpoint of the study is ORR at 25 weeks as measured by RECIST v1.1 by blinded independent radiological review.

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
In September 2022, at the ESMO Congress 2022, we announced updated data from the Phase 1 dose escalation and Phase 2 expansion portions of the study in patients with TGCT in a poster presentation. In the Phase 2 expansion portion of the study, cohort A includes TGCT patients with no prior anti-CSF1/CSF1R (previous therapy with imatinib or nilotinib is allowed) and cohort B includes patients with prior anti-CSF1/CSF1R (previous therapy with imatinib or nilotinib alone is not allowed).
As of the May 6, 2022 cutoff date, 32 TGCT patients were treated with vimseltinib and included in the safety population in the Phase 1 dose escalation portion of the study. In addition, 58 TGCT patients were treated with vimseltinib and included in the safety population for the Phase 2 portion of the study, including 46 patients enrolled in cohort A and 12 patients enrolled in cohort B. Thirty-two patients in Phase 1 across all dose cohorts and 56 patients in Phase 2 across both dose cohorts were evaluable for efficacy by RECIST version 1.1 at the data cutoff. Response data is based on independent central radiologic review with the exception of one patient in Phase 1 who had a local assessment, and for whom no independent radiological review was performed.
Thirty-two patients enrolled in Phase 1 dose escalation portion of the study and 58 patients enrolled in Phase 2 cohorts A and B expansion portion of the study as follows: Phase 1 cohort 5 (n=8): 30 mg loading dose daily for five days followed by a maintenance dose of 30 mg twice a week; Phase 1 cohort 8 (n=12): 30 mg loading dose daily for three days followed by a maintenance dose of 10 mg daily; Phase 1 cohort 9 (n=12): 20 mg loading dose daily for three days followed by a maintenance dose of six mg daily; and Phase 2 cohorts A and B (n=58): 30 mg twice weekly (no loading dose). Twelve out of 32 patients (38%) in Phase 1, 31 out of 46 patients (46%) in Phase 2 cohort A, and 10 out of 12 patients (83%) in Phase 2 cohort B had at least one prior surgery; five patients (16%) in Phase 1, three patients (7%) in Phase 2 cohort A, and 12 patients (100%) in Phase 2 cohort B had received at least one prior systematic therapy.
The ORR was 69% in Phase 1 across all dose cohorts, 53% in Phase 2 cohort A, and 46% in Phase 2 cohort B. In addition, the ORR at week 25 in Phase 2 cohort A was 38%. The median duration of treatment for patients in (i) Phase 1 across all dose cohorts was 17.5 months with 53% of patients remaining on treatment as of the data cutoff date, (ii) Phase 2 cohort A was 9.8 months with 61% of patients remaining on treatment as of the cutoff date, and (iii) Phase 2 cohort B was 5.9 months with 67% of patients remaining on treatment as of the cutoff date. Treatment with vimseltinib was generally well tolerated in patients with TGCT in Phase 1 across all cohorts and in Phase 2 at the recommended dose of 30 mg twice weekly. The majority of the common (≥15%) TEAEs were Grade 2 or lower. The Grade 3/4 TEAE observed in >5% of patients included increases in blood creatine phosphokinase, aspartate aminotransferase, lipase, amylase, and hypertension in Phase 1 and the only Grade 3/4 TEAE observed in >5% of patients was elevated creatine phosphokinase in Phase 2. Two patients (6%) discontinued treatment due to a TEAE in Phase 1 and four patients (7%) discontinued treatment due to an TEAE in Phase 2. Two patients experienced SAEs at least possibly related to vimseltinib, including metabolic encephalopathy and vaginal hemorrhage in Phase 1; no treatment-related SAEs were reported in Phase 2 cohort A; and one patient experienced an SAE of eczema possibly related to vimseltinib and an SAE of edema peripheral probably related to vimseltinib in Phase 2 cohort. Observed transaminase, pancreatic, and creatine phosphokinase enzyme elevations in Phase 1 were mostly low grade, asymptomatic, and consistent with mechanism of action of CSF1R inhibitors. One patient had post-baseline Grade 1 bilirubin elevation in Phase 2 cohort B.
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

DCC-3116 is being studied in a Phase 1/2 study designed to evaluate the safety, tolerability, clinical activity, PK, and PD of DCC-3116 as a single agent and in combination with (i) trametinib in patients with advanced or metastatic solid tumors with RAS, NF1, or RAF mutations, (ii) binimetinib in patients with advanced or metastatic solid tumors with RAS, NF1, or RAF mutations, and (iii) sotorasib in patients with advanced or metastatic solid tumors with KRASG12C mutations. The clinical development plan for DCC-3116 will initially focus on combination strategies for patients with documented RAS and RAF cancer mutations, which we believe utilize autophagy for tumor growth, survival, and as a resistance mechanism to inhibitors of RTK, RAS, and MAP kinases.
In April 2022, we announced the presentation of preclinical data for DCC-3116 in combination with KRAS G12C inhibitors in non-small cell lung cancer (NSCLC). In addition, in September 2022, we presented initial Phase 1 single agent dose escalation data on DCC-3116 in an oral presentation as a Proffered Paper at the ESMO Congress 2022.
In the fourth quarter of 2022, we completed enrollment of the monotherapy dose escalation portion of the Phase 1 study of DCC-3116. Single-agent DCC-3116 did not reach a maximum tolerated dose, and we selected 50 mg BID as the starting dose of DCC-3116 for the combination dose escalation portion of the study. We also opened enrollment for three combination dose escalation cohorts and treated the first patient in the combination dose escalation portion of the study in the fourth quarter of 2022.
In January 2023, we announced a clinical trial collaboration and supply agreement with Pfizer Inc. (Pfizer) for a new dose escalation study evaluating DCC-3116 in combination with encorafenib and cetuximab in patients with colorectal cancer. Under the terms of the agreement, we will sponsor the trial and Pfizer will supply encorafenib at no cost. We expect to initiate the study in the second half of 2023.
In the second half of 2023, we plan to present updated data from the single agent dose escalation phase of the study. We are currently in the combination dose escalation phase of the Phase 1/2 study. Also in the second half of 2023, we expect to provide initial data from the combination dose escalation cohorts of the Phase 1/2 study of DCC-3116; initiate one or more expansion cohorts in the ongoing Phase 1/2 study in combination with either trametinib, binimetinib, or sotorasib. We also plan to present preclinical data on new clinical combinations with DCC-3116 in the first half of 2023.
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
Ongoing Phase 1/2 Study of DCC-3116
DCC-3116 is being studied in a Phase 1/2 study designed to evaluate the safety, tolerability, clinical activity, PK, and PD of DCC-3116 as a single agent and in combination with (i) trametinib in patients with advanced or metastatic solid tumors with RAS, NF1, or RAF mutations, (ii) binimetinib in patients with advanced or metastatic solid tumors with RAS, NF1, or RAF mutations, and (iii) sotorasib in patients with advanced or metastatic solid tumors with KRASG12C mutations.
In September 2022, we presented initial Phase 1 single agent dose escalation data on DCC-3116 in an oral presentation as a Proffered Paper at the ESMO Congress 2022. As of the June 9, 2022 cutoff date, 18 patients with locally advanced or metastatic cancer with a RAF or RAS mutation were enrolled across four dose cohorts treated with DCC-3116 BID: 50 mg BID (n=3); 100 mg BID (n=4); 200 mg BID (n=7); and 300 mg BID (n=4). The median number of prior anti-cancer regimens was three (range 1-10). The most common cancer types were colorectal (56%) and pancreatic (28%) and patients had KRAS (83%) and BRAF (17%) mutations. DCC-3116 exposure appeared to increase dose-proportionally across the four dose levels tested from 50 mg

BID to 300 mg BID; at all doses levels, the area under the curve (AUC) of DCC-3116 was at or above the AUC of the lowest tested dose that was active in preclinical studies.
DCC-3116 demonstrated target inhibition with significant decreases in phosphorylation of ATG14, a direct ULK1/2 substrate, in peripheral blood mononuclear cells. At all dose levels, reductions in phosphorylated ATG14 were observed that were associated with anti-tumor activity in preclinical studies combining DCC-3116 and a MEK inhibitor as measured by reductions in phosphorylated ATG13 in tumors. The best overall response was stable disease and the disease control rate at week 16 was 29%. Fourteen patients were evaluable for response per RECIST version 1.1 as of the data cutoff date.
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
Cellular studies in RTK, RAS, and MAP kinase driven cancers have demonstrated that treatment with RTK, RAS, and MAP kinase pathway inhibitors, as well as other signaling pathway inhibitors, can induce ULK activation and autophagic flux as a compensatory survival mechanism. Autophagic flux is the cellular induction of the formation of autophagosomes and their ultimate fusion with lysosomes. Such induction is seen with MAP kinase pathway inhibitors such as RAF, MEK, and ERK inhibitors, direct inhibitors of the RAS pathway including inhibitors of mutant KRAS G12C, as well as RTK inhibitors. In in vivo models inhibition of autophagy by DCC-3116 combined with inhibitors of RTK/RAS/MAP kinase signaling has demonstrated additive or synergistic anti-tumor activity.
In the figure below, two key signaling pathways are shown: the MAPK pathway and the PI3K pathway, which are activated in cancer cells by RTK/RAS/RAF mutations. RTK and RAS mutations activate both of these pathways and RAF mutations activate the MAPK pathway in cancer cells. Both the MAPK and PI3K pathways negatively regulate ULK kinase activity, i.e. ULK kinase activity is diminished when the MAPK and/or PI3K pathways are activated. Conversely, when the MAPK and/or PI3K pathways are inhibited by targeted therapies, such as with an RTK inhibitor or with a KRAS inhibitor, the negative regulation of ULK kinase is released, which has been shown to result in increased activation of ULK kinase and downstream autophagic flux.
We have shown in preclinical studies that inhibiting the ULK kinase in combination with an inhibitor of key nodes in these pathways results in additive or synergistic inhibition of tumor growth in vivo. For example, in in vivo studies at the RAS node, DCC-3116 exhibited additivity or synergy with a direct inhibitor of KRAS G12C, sotorasib, resulting in tumor regression in KRAS G12C-mutant non-small cell lung cancer. Also in in vivo studies at the MEK node, DCC-3116 exhibited additivity or synergy in combination with the MEK inhibitor, trametinib, inhibiting tumor growth in RAS-mutant pancreatic and lung, and BRAF-mutant melanoma in xenograft tumor model. In composite, inhibition along the MAPK or PI3K pathways has the potential to activate ULK and autophagy if there is a tumor driver mutation upstream of that node in the pathway. We believe inhibition of ULK by DCC-3116 in combination with an inhibitor of RTK/RAS/RAF is potentially a promising approach for the treatment of mutant RTK/RAS/RAF cancers.

Combination of DCC-3116 with RTK/RAS/MAPK Inhibitors - Preclinical Demonstration with KRAS G12C Inhibitors
In our preclinical studies, we have observed DCC-3116 to durably and potently inhibit ULK activation and autophagic flux in various cancer cell lines through the inhibition of ULK kinases. Our in vitro studies have also demonstrated that DCC-3116 in combination with inhibitors of the RTK/RAS/MAP kinase pathway inhibits both basal ULK activity (ULK phosphorylation of downstream substrates in the absence of a MAP kinase pathway inhibitor) and also RTK/RAS/MAPK pathway inhibitor-induced increased ULK kinase activation in various cancer cell lines as measured by the decrease in phosphorylation of the cellular ULK autophagy substrate ATG13.
For example, DCC-3116 has been shown preclinically to inhibit autophagy induced by mutant KRAS inhibitors, specifically KRAS G12C inhibitors. In April 2022, we announced the presentation of preclinical data for DCC-3116 in combination with KRAS G12C inhibitors in NSCLC. Results from the preclinical studies showed that KRAS G12C inhibitors, sotorasib and adagrasib, activate ULK-mediated autophagy as an adaptive treatment resistance mechanism. DCC-3116 in combination with sotorasib and with adagrasib inhibited ULK kinase activation and the resulting autophagic flux in a KRAS G12C mutated NSCLC cell line. Results demonstrated that DCC-3116 in combination with sotorasib and with adagrasib translated to deeper and longer tumor regressions in vivo. The study also demonstrated that DCC-3116 in combination with sotorasib outperformed both single agent sotorasib and the combination of sotorasib and chloroquine, a nonspecific lysosomal inhibitor of autophagy.
In the upper left panel in the figure below, when evaluated in vitro, sotorasib induced ULK phosphorylation of ATG13 in the KRAS G12C mutant non-small cell lung cancer cell line H358. In the lower left panel, our in vitro studies demonstrated that DCC-3116 in combination with sotorasib inhibited both basal ULK activity and KRAS inhibitor-induced increased ULK kinase activation.
In the upper middle panel of the figure, autophagic flux was monitored by measuring the fluorescence of mCherry and green fluorescent protein (GFP) in H358 cells stably transfected with a construct encoding an mCherry-LC3-GFP fusion protein. LC3 is an autophagy protein that is incorporated into autophagosomes. GFP is sensitive to the pH of the lysosome, whereas mCherry is not. If autophagic flux is induced and autophagosomes fuse with lysosomes, GFP fluorescence is lost, resulting in an increase in mCherry versus GFP fluorescence. As shown in the lower middle panel, sotorasib induced autophagic flux over time in this cell line, while DCC-3116 inhibited sotorasib-induced autophagic flux to near baseline levels in this in vitro model.
In the right panel of the figure, in an in vivo H358 lung cancer xenograft model, DCC-3116 as a single agent exhibited partial inhibition of tumor growth, similar to single agent treatment with sotorasib. When DCC-3116 was evaluated in combination with sotorasib, additive inhibition of tumor growth was observed, which resulted in tumor regression during the dosing period.

Combination of DCC-3116 with MAPK Pathway Inhibitors - Preclinical Demonstration with MEK Inhibitor
DCC-3116 also has demonstrated preclinically to inhibit autophagy induced by MEK inhibitors, such as trametinib. In the upper left panel in the figure below, when evaluated in vitro, trametinib induced ULK phosphorylation of ATG13 in the KRAS mutant pancreatic cancer cell line MiaPaca-2. In the lower left panel, our in vitro studies demonstrated that DCC-3116 in combination with trametinib inhibited both basal ULK activity and MEK inhibitor-induced increased ULK kinase activation.
In the upper middle panel of the figure, autophagic flux was monitored by measuring the fluorescence of mCherry and GFP in MiaPaca-2 cells stably transfected with a construct encoding an mCherry-LC3-GFP fusion protein. Trametinib was demonstrated to induce autophagic flux over time in this cell line, while DCC-3116 inhibited trametinib-induced autophagic flux to near baseline levels in this in vitro model (lower middle panel).
In the right panel of the figure, in an in vivo MiaPaca-2 pancreatic cancer xenograft model, DCC-3116 as a single agent exhibited partial or no inhibition of tumor growth. When DCC-3116 was evaluated in combination with trametinib, tumor growth inhibition was greater than observed with single agent trametinib.

Platform Development and Preclinical Pipeline
We are making a focused investment in our next generation of research programs, which are designed to provide first-in-class or best-in-class treatments using our proprietary switch-control inhibitor platform. In November 2022, we announced the nomination of DCC-3084 as our pan-RAF development candidate. Our goal for the first half of 2023 is to announce the nomination of a new development candidate from our proprietary discovery engine of novel switch control inhibitor. We also plan to continue to develop our in-licensed research-stage program, which targets the VPS34 kinase.
DCC-3084
DCC-3084 is a selective inhibitor of BRAF/CRAF kinases that inhibits Class I, II, and III BRAF mutants, BRAF fusions, and NRAS mutant cell lines. In the first half of 2023, we plan to present in vitro and in vivo data supporting a preclinical profile for DCC-3084 as a potent and selective inhibitor of BRAF/CRAF kinases with optimized pharmaceutical properties for development in both single-agent and combination opportunities. In the second half of 2023, we expect to submit an IND application to the FDA for DCC-3084.
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
In February 2020, we entered into a Supply Agreement (the Zai Supply Agreement) with Zai, as required by terms in the Zai License Agreement, pursuant to which we will supply the Licensed Products to Zai for use in the Territory for clinical trials as well as commercial inventory, if QINLOCK obtained regulatory approval in the Territory. Subject to the Zai Supply Agreement, costs incurred by us for external manufacturing services are reimbursed by Zai. In March 2021, QINLOCK was approved by the China NMPA for the treatment of adult patients with advanced GIST who have received prior treatment with three or more kinase inhibitors, including imatinib, and was approved by the Hong Kong Department of Health for the treatment of adult patients with advanced GIST who have received prior treatment with imatinib, sunitinib, and regorafenib. In September 2021, QINLOCK was approved by the Taiwan Food and Drug Administration. Subject to the Zai Supply Agreement, costs incurred by the Company for clinical and commercial supply are reimbursed by Zai.
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
Commercial Operations
For QINLOCK, we have established our own commercial and marketing organization in the U.S. and we have built a targeted infrastructure to commercialize QINLOCK in key European markets, and plan to provide access to QINLOCK in additional European countries through other channels. In addition, we have entered into distributor arrangements in certain countries including Australia and Canada, and may in the future enter into additional select distributor arrangements to offer QINLOCK to geographies where we do not intend to distribute QINLOCK on our own, or to selectively establish partnerships, such as the Zai license for Greater China described above, in other markets outside the U.S. In the U.S., we have built a specialist sales force to target physicians who are high prescribers of treatments for GIST, including key opinion leaders at academic centers of excellence, as well as to call on community oncologists and sarcoma doctors with eligible GIST patients. Our sales force is supported by sales management, internal sales support, an internal marketing group, and distribution support. Additionally, our sales and marketing teams manage relationships with key accounts such as managed care organizations, group purchasing organizations, hospital systems, physician group networks, and government accounts.
In addition, we will consider entering into relationships with strategic partners that enable the expansion of the ongoing clinical development and/or licenses for development and commercialization or distribution in geographies where we do not intend to distribute QINLOCK on our own, while retaining significant value for our shareholders. These pharmaceutical company partnerships could focus on specific patient populations and their caregivers, on regional development, or on distribution and sales. We also intend to begin pre-launch planning for vimseltinib in patients with TGCT and, if approved, will leverage the potential synergies and experience we have gained from QINLOCK as we believe GIST and TGCT have significant overlap in the key opinion leaders and treating physicians.

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
We generally expect to rely on third parties for the manufacture of any companion diagnostic tests we may develop. For information regarding the regulation of diagnostic tests, please see "Business—Government Regulation—Regulation of Diagnostic Tests" and for information regarding the risks related to companion diagnostic tests, please see "Risk Factors—Risks Related to the Industry."
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
The key competitive factors affecting the success of QINLOCK and all of our drug candidates, if approved, are likely to be their efficacy, safety, convenience, price, the effectiveness of companion diagnostic tests, the level of generic competition, and the availability of reimbursement from government and other third-party payors.
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
In GIST, the current approved standards of care for unresectable or metastatic patients are first-line imatinib, followed by second-line sunitinib upon imatinib progression, followed by third-line regorafenib upon sunitinib progression, followed by ripretinib (QINLOCK) after a patient has received prior treatment with three or more kinase inhibitors, including imatinib. Generic versions of imatinib and sunitinib are also available in the U.S. and certain other major markets. In addition, avapritinib was approved by the FDA in January 2020 for patients with GIST harboring a PDGFRA exon 18 mutation only, including PDGFRA D842V mutations. There are pharmaceutical and biotechnology companies developing or marketing treatments for cancer that would be competitive with QINLOCK, if such drug candidates are approved. Many of these companies are developing cancer therapeutics that are also kinase inhibitors.
With respect to QINLOCK, there are a number of large pharmaceutical companies and biotechnology companies marketing small molecule drugs or biologic drugs for the treatment of GIST, including Blueprint Medicines Corporation (Blueprint), Novartis AG (Novartis), Pfizer, and Bayer AG (Bayer). We are also aware of pharmaceutical and biotechnology companies developing drugs for the treatment of GIST including AB Sciences S.A. (ABS), Ascentage Pharma Group Inc. (APGI), Arog Pharmaceuticals, Inc. (Arog), Chia Tai Tianqing Pharmaceutical Group CO., LTD (CTTPG), Cogent Biosciences, Inc. (Cogent), Immunicum AB (Immunicum), Jiangsu HengRui, Inc. (Jiangsu), Ningbo Tai Kang Medical Technology Co. Ltd. (NTKMT), Novartis, Taiho Pharmaceutical Co. Ltd (Taiho), Theseus Pharmaceuticals (Theseus), and IDRx, Inc. (IDRx). Several of these programs are in clinical studies, including but not limited to APGI, Arog, CTTPG, Cogent, Immunicum, Jiangsu, NTKMT, Theseus, and IDRx.
Competition for Vimseltinib
We are developing vimseltinib, a potent, and highly selective switch-control kinase inhibitor of CSF1R, for the treatment of patients with TGCT. If vimseltinib receives marketing approval, we may face competition from other companies marketing or developing antibodies and small molecules targeting CSF1R for TGCT, including Abbisko Therapeutics Co., Ltd. (Abbisko), AmMax Bio, Inc. (AmMax), Daiichi, Dragonboat Biopharmaceutical Company Limited (DBCL), HXPharma (HXP), SynOx Therapeutics Ltd (SynOx), and HUTCHMED (China) Limited (HutchMed). These programs are also in clinical studies for TGCT. In addition, pexidartinib is the only FDA approved product, which is indicated for the treatment of adult patients with symptomatic TGCT associated with severe morbidity or functional limitations and not amenable to improvement with surgery.
Competition for DCC-3116
We are developing DCC-3116, an ULK inhibitor designed to address mutant RAS and RAF cancers. We are aware of other companies that are advancing programs targeting ULK, including Erasca, Inc. (Erasca), Txinno Bioscience Inc. (Txinno), and Ailon Pharma Oy (Ailon).
Competition for DCC-3084
We are developing our pan-RAF development candidate, DCC-3084, a selective inhibitor of BRAF/CRAF kinases that inhibits Class I, II, and III BRAF mutants, BRAF fusions, and NRAS mutant cell lines. We are aware of other companies that are advancing pan-RAF programs, including Day One Biopharmaceuticals, Inc. (Day One), Jazz Pharma Pharmaceuticals, Inc. (Jazz Pharma), F. Hoffmann-La Roche AG (Roche), Kinnate Biopharma Inc. (Kinnate), Erasca, Pfizer, Black Diamond Therapeutics, Inc. (Black Diamond), SpringWorks Therapeutics, Inc. (SpringWorks), Nested Therapeutics (Nested), METiS Therapeutics (METiS), and Verastem, Inc. (Verastem).

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
With regard to QINLOCK (ripretinib), as of January 31, 2023, we own twelve issued U.S. patents with composition of matter and, method of use, and drug product claims. One issued U.S. patent is expected to expire in 2030, two issued U.S. patents are expected to expire in 2032, and seven are expected to expire in 2040. In addition, we own related patents and pending patent applications in Europe, Australia, South America, and Asia that are also expected to expire between 2032 and 2040. In addition, we also own thirteen pending U.S. applications, and related pending applications in Europe, Australia, South America, and Asia, as well as one pending Patent Cooperation Treaty (PCT) patent applications directed to various methods of use, including uses for indications other than GIST, and drug product of QINLOCK (ripretinib). If one or more patents claiming priority to these patent applications is granted, it is expected to expire between 2037 and 2042. We also own eight pending U.S. provisional applications that relate to QINLOCK (ripretinib). If one or more patents claiming priority to these provisional applications is granted, it is expected to expire in 2043.
With regard to vimseltinib, as of January 31, 2023, we own two issued U.S. patents with composition of matter and method of use claims. The issued U.S. patents are expected to expire between 2034 and 2040. In addition, we own one pending U.S. application which, if granted, is expected to expire in 2039, and related patents and pending applications in Australia, Canada, Asia, Europe and South America that are expected to expire between 2034 and 2039.
With regard to DCC-3116, as of January 31, 2023, we own two issued U.S. patents with composition of matter claims and method of use claims that are expected to expire in 2040. We own four pending U.S. applications which, if granted, are expected to expire in 2040. We also own four pending U.S. provisional applications. If one or more patents claiming priority to these provisional applications is granted, it is expected to expire in 2043. In addition, we own related pending applications in Australia, Canada, Asia, Africa, Middle East, Europe, and South America. If one or more patents claiming priority to these patent applications is granted, it is expected to expire in 2040.
With regard to our early-stage research programs, as of January 31, 2023, we own twelve pending U.S. applications which, if granted, are expected to expire between 2041 and 2042. We have twelve pending PCT applications. If one or more patents claiming priority to these PCT applications is granted, it is expected to expire between 2041 and 2042.
With regard to the portfolio in-licensed from Sprint as of January 31, 2023, we have worldwide rights to six issued U.S. patents, six pending U.S. applications, and related patents and applications in Australia, Canada, Asia, and Europe. The patents which have issued or, if one or more patents claiming priority to these patent applications is granted, are expected to expire in 2037 and 2038.
The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the earliest date of filing a non-provisional patent application.
In the U.S., the term of a patent covering an FDA-approved drug may, in certain cases, be eligible for a patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-

Waxman Act, as compensation for the loss of patent term during FDA regulatory review process. The period of extension may be up to five years, but cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval. Only one patent among those eligible for an extension and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. Similar provisions are available in Europe and in certain other jurisdictions to extend the term of a patent that covers an approved drug. It is possible that issued U.S. patents covering any of our approved drugs may be entitled to patent term extensions. We have applied for patent term extensions that, if granted, may extend the patent term of one of our granted U.S. patents for QINLOCK. Further patent term extensions for two of our issued Australian patents for QINLOCK have been granted. We have obtained a Certificate of Supplementary Protection for our issued patent in Canada, extending the patent expiry date until 2034. We also intend to seek patent term extensions in any jurisdictions where they are available, however, there is no guarantee that the applicable authorities, including the FDA, will agree with our assessment of whether such extensions should be granted, and even if granted, the length of such extensions.
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
Under the Prescription Drug User Fee Act (PDUFA), as amended, each NDA must be accompanied by a user fee. The FDA adjusts the PDUFA user fees on an annual basis. According to the FDA's fee schedule, effective from October 1, 2022 through September 30, 2023, the user fee for an application requiring clinical data, such as an original NDA, is $3,242,026. The PDUFA also imposes an annual prescription drug product program fee for human drugs ($393,933). Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on NDAs for products designated as orphan drugs, unless the product also includes a non-orphan indication.
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
There is no assurance that the FDA will ultimately approve a drug product for marketing in the U.S. and we may encounter significant difficulties or costs during the review process for any of our drug candidates. If a drug receives marketing approval, the approval may be significantly limited to specific diseases, dosages, or patient sub-groups, or the indications for use may otherwise be limited, which could restrict the commercial value of the drug. Further, the FDA may require that certain contraindications, warnings, precautions, or adverse events be included in the drug labeling or may condition the approval of the NDA on other changes to the proposed labeling, development of adequate controls and specifications, or a commitment to conduct post-marketing testing or clinical trials, and surveillance to monitor the effects of approved drugs. For example, the FDA may require Phase 4 testing which involves clinical trials designed to further assess a drug's safety and may require testing and surveillance programs to monitor the safety of approved drugs that have been commercialized. The FDA may also place other conditions on approvals including the requirement for a REMS to assure the safe use of the drug. If the FDA concludes a REMS is needed, the sponsor of the NDA must submit a proposed REMS. The FDA will not approve the NDA without an approved REMS, if required. A REMS could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries, and other risk minimization tools. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription, or dispensing of drugs. Drug approvals may be withdrawn for non-compliance with regulatory standards or if problems occur following initial marketing.
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
In addition, drugs studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval and may be approved on the basis of adequate and well-controlled clinical trials establishing that the drug has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality, or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. The FDA generally requires a sponsor of a drug receiving accelerated approval to perform post-marketing confirmatory studies with due diligence to verify and describe the predicted effect on irreversible morbidity or mortality, or other clinical endpoint and, under the Food and Drug Omnibus Reform Act of 2022 (FDORA), the FDA is now permitted to require, as appropriate, that such trials be underway prior to approval or within a specific time period after accelerated approval is granted. Under FDORA, the FDA has increased authority for expedited procedures to withdraw approval of a drug or indication approved under accelerated approval if, for example, the confirmatory trial fails to verify the predicted clinical benefit of the product.. In addition, for products being considered for accelerated approval, the FDA generally requires, unless otherwise informed by the agency, that all advertising and promotional materials intended for dissemination or publication within 120 days of marketing approval be submitted to the agency for preapproval and pre-use review. In addition, the drug may be subject to accelerated withdrawal procedures.
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
In addition, the FDA may review applications under RTOR, which, according to the FDA, aims to explore a more efficient review process to ensure that safe and effective treatments are available to patients as early as possible, while maintaining and improving review quality. Drugs considered for review under RTOR must be likely to demonstrate substantial improvements over available therapy, which may include drugs previously granted Breakthrough Therapy Designation (BTD) for the same or other indications and must have straight-forward study designs and endpoints that can be easily interpreted. RTOR allows the FDA to review much of the data in a NDA earlier, before the applicant formally submits the complete application. This analysis of the pre-submission package gives the FDA and applicants an early opportunity to address data quality and potential review issues and allows the FDA to provide early feedback regarding the most effective way to analyze data to properly address key regulatory questions.
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

Pediatric Trials
Under the Pediatric Research Equity Act (PREA), as amended, a NDA or supplement to a NDA for a drug that includes a new active ingredient, new indication, new dosage form, new dosing regimen, or new route of administration must contain data to assess the safety and efficacy of the drug for the claimed indications in all relevant pediatric sub-populations and to support dosing and administration for each pediatric sub-population for which the drug is safe and effective. The FDA may grant deferrals for submission of data or full or partial waivers.
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
Regulation of Diagnostic Tests
Some of our drug candidates may require use of a diagnostic test to identify appropriate patient populations for our products. These diagnostics, often referred to as companion diagnostic tests, are medical devices, often in vitro devices, which provide information that is essential for the safe and effective use of a corresponding drug. In the U.S., the FDCA and its implementing regulations, and other federal and state statutes and regulations govern, among other things, medical device design and development, preclinical and clinical testing, premarket clearance or approval, establishment registration and device listing, manufacturing, labeling, storage, advertising and promotion, sales and distribution, export and import, and post-market surveillance. Unless an exemption applies, diagnostic tests require marketing clearance or approval from the FDA prior to commercial distribution. The two primary types of FDA marketing authorization applicable to a medical device are premarket notification, also called 510(k) clearance, and premarket approval application (PMA) approval. We expect that any companion diagnostic developed for our drug or drug candidates will utilize the PMA pathway.
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
Furthermore, the Data Protection Act 2018 in the U.K. “implements” and complements the EU’s the General Data Protection Regulation (EU) 2016/679 (GDPR), and is effective in the U.K. On June 28, 2021, the EC adopted an adequacy decision in respect of transfers of personal data to the U.K. for a four-year period (until June 27, 2025). Similarly, the U.K. has determined that it considers all of the EU Member States to be adequate for the purposes of data protection. This ensures that data flows between the U.K. and the EU remain unaffected. The aforementioned EU rules are generally applicable in the European Economic Area (EEA) which consists of the EU Member States, plus Norway, Liechtenstein and Iceland.
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
Coverage and Reimbursement
Sales of QINLOCK and any future approved drugs will depend, in part, on the extent to which such drugs will be covered by third-party payors, such as government health programs, commercial insurers, and managed healthcare organizations, as well as the level of reimbursement such third-party payors provide for our products. We cannot be sure that coverage and reimbursement will be available for, or accurately estimate the potential revenue from, QINLOCK and any future approved drugs or assure that coverage and reimbursement will be available for any future approved drug that we may develop. Patients and providers are unlikely to use QINLOCK or any future approved drugs unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of such drugs. These third-party payors are increasingly reducing reimbursements for medical drugs and services.
Government authorities and other third-party payors, such as private health insurers and health maintenance organizations, decide which drugs and treatments they will cover and the amount of reimbursement. Coverage and reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor’s determination that use of a product is:
•a covered benefit under its health plan;
•safe, effective, and medically necessary;
•appropriate for the specific patient;
•cost-effective; and
•neither experimental nor investigational.
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
Additionally, the containment of healthcare costs has become a priority of federal and state governments, and the prices of drugs have been a focus in this effort. The U.S. government, state legislatures, and foreign governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement, and requirements for substitution of generic drugs. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that reimbursement will be available for any product candidate that we commercialize and, if reimbursement is available, the level of reimbursement. In addition, many pharmaceutical manufacturers must calculate and report certain price reporting metrics to the government, such as average sales price and best price. Penalties may apply in some cases when such metrics are not submitted accurately and timely. Further, these prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs. Payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives.
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
The Medicaid Drug Rebate Program (MDRP) requires pharmaceutical manufacturers to enter into and have in effect a national rebate agreement with the Secretary of the HHS as a condition for states to receive federal matching funds for the manufacturer's outpatient drugs furnished to Medicaid patients. These rebates are based on pricing data reported by us on a monthly and quarterly basis to CMS. The data includes the average manufacturer price (AMP) and, in the case of innovator products, the best price for each drug which, in general, represents the lowest price available from the manufacturer to any entity in the U.S. in any pricing structure, calculated to include all sales and associated rebates, discounts and other price concessions. Our failure to comply with these price reporting and rebate payment obligations could negatively impact our financial results. The ACA made several changes to the MDRP, including increasing pharmaceutical manufacturers' rebate liability by raising the minimum basic Medicaid rebate percentage on most branded prescription drugs of AMP and adding a new rebate calculation for "line extensions" (i.e., new formulations, such as extended release formulations) of solid oral dosage forms of branded products, creating a new methodology by which rebates owed are calculated for drugs that are inhaled, infused, instilled, implanted, or injected, as well as potentially impacting their rebate liability by modifying the statutory definition of AMP. The ACA also expanded the universe of Medicaid utilization subject to drug rebates by requiring pharmaceutical manufacturers to pay rebates on Medicaid managed care utilization and by enlarging the population potentially eligible for Medicaid drug benefits. Pricing and rebate programs must also comply with the Medicaid rebate requirements of the U.S. Omnibus Budget Reconciliation Act of 1990. In August 2022, the Inflation Reduction Act of 2022 (IRA) was signed into law. Among other changes discussed in greater detail below, the IRA requires companies to pay rebates to Medicare for drug prices that increase faster than inflation, and delays the rebate rule that would require pass through of pharmacy benefit manager rebates to beneficiaries. The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (MMA) established the Medicare Part D (Part D) program to provide a voluntary prescription drug benefit to Medicare beneficiaries. Under Part D, Medicare beneficiaries may enroll in prescription drug plans offered by private entities that provide coverage of outpatient prescription drugs. Unlike Medicare Parts A and B, Part D coverage is not standardized. While all Medicare drug plans must give at least a standard level of coverage set by Medicare, Part D prescription drug plan sponsors are not required to pay for all covered Part D drugs, and each drug plan can develop its own drug formulary that identifies which drugs it will cover and at what tier or level. These Part D prescription drug formularies must include drugs within each therapeutic category and class of covered Part D drugs, though not necessarily all the drugs in each category or class. Any formulary used by a Part D prescription drug plan must be developed and reviewed by a pharmacy and therapeutic committee. Government payment for some of the costs of prescription drugs may increase demand for

QINLOCK or any drug candidates for which we may obtain marketing approval. However, any negotiated prices for QINLOCK or any future drugs covered by a Part D prescription drug plan will likely be lower than the prices we might otherwise obtain. Moreover, while the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own payment rates. Any reduction in payment that results from the MMA may result in a similar reduction in payments from non-governmental payors.
For a drug product to receive federal reimbursement under the Medicaid or Medicare Part B (Part B) programs or to be sold directly to U.S. government agencies, the manufacturer must extend discounts to entities eligible to participate in the 340B drug pricing program. The required 340B discount on a given product is calculated based on the AMP and Medicaid rebate amounts reported by the manufacturer. The 340B program requires participating manufacturers to agree to charge statutorily defined covered entities no more than the 340B “ceiling price” for the manufacturer’s covered outpatient drugs. The 340B ceiling price is calculated using a statutory formula based on the average manufacturer price and Medicaid rebate amount for the covered outpatient drug as calculated under the Medicaid Drug Rebate program, and in general, products subject to Medicaid price reporting and rebate liability are also subject to the 340B ceiling price calculation and discount requirement. As of 2010, the ACA expanded the types of entities eligible to receive discounted 340B pricing, although, under the current state of the law, with the exception of children's hospitals, these newly eligible entities will not be eligible to receive discounted 340B pricing on orphan drugs. These 340B covered entities include a variety of community health clinics and other entities that receive health services grants from the Public Health Service, as well as hospitals that serve a disproportionate share of low-income patients. As 340B drug pricing is determined based on AMP and Medicaid rebate data, the revisions to the Medicaid rebate formula and AMP definition described above could cause the required 340B discount to increase. In addition, legislation may be introduced that, if passed, would further expand the Public Health Service's 340B Drug Pricing Program (the 340B program) to additional covered entities or would require participating manufacturers to agree to provide 340B discounted pricing on drugs used in an inpatient setting. Any additional future changes to the definition of average manufacturer price and the Medicaid rebate amount under the ACA, other legislation, or in regulation could affect our 340B price calculations and negatively impact our results of operations.
The Health Resources and Services Administration, or HRSA, which administers the 340B program, issued a final regulation regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities, which became effective on January 1, 2019. We also are required to report our 340B ceiling prices to HRSA on a quarterly basis. Implementation of the civil monetary penalties regulation and the issuance of any other final regulations and guidance could affect our obligations under the 340B program in ways we cannot anticipate. In addition, legislation may be introduced that, if passed, would further expand the 340B program to additional covered entities or would require participating manufacturers to agree to provide 340B discounted pricing on drugs used in the inpatient setting.
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

Pricing and rebate calculations vary across products and programs, are complex, and are often subject to interpretation by us, governmental or regulatory agencies and the courts. In the case of our Medicaid pricing data, if we become aware that our reporting for a prior quarter is incorrect, or has changed as a result of recalculation of the pricing data, we are obligated to resubmit the corrected data for up to three years after those data originally were due. Such restatements and recalculations increase our costs for complying with the laws and regulations governing the Medicaid Drug Rebate program and could result in an overage or underage in our rebate liability for past quarters. Price recalculations also may affect the ceiling price at which we are required to offer our products under the 340B program or could require us to issue refunds to 340B covered entities.
Significant civil monetary penalties can be applied if we are found to have knowingly submitted any false pricing information to CMS, or if we fail to submit the required price data on a timely basis. Such conduct also could be grounds for CMS to terminate our Medicaid drug rebate agreement, in which case federal payments may not be available under Medicaid or Medicare Part B for our covered outpatient drugs. Significant civil monetary penalties also can be applied if we are found to have knowingly and intentionally charged 340B covered entities more than the statutorily mandated ceiling price. We cannot assure you that our submissions will not be found by CMS or HRSA to be incomplete or incorrect.
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
The ACA requires pharmaceutical manufacturers of branded prescription drugs to pay a branded prescription drug fee to the federal government. Each such manufacturer is required to pay a prorated share of the branded prescription drug fee based on the dollar value of its branded prescription drug sales to certain federal programs identified in the law. The ACA also expanded the 340B program to include additional types of covered entities. Federal law requires that any company that participates in the Medicaid rebate program also participate in the 340B program in order for federal funds to be available for the manufacturer's drugs under Medicaid. The 340B program requires participating manufacturers to agree to charge statutorily defined covered entities no more than the 340B "ceiling price" for the manufacturer's covered outpatient drugs. In addition, in order to be eligible to have its products paid for with federal funds under the Medicaid programs and purchased by certain federal grantees and agencies, a manufacturer also must participate in the Department of Veterans Affairs Federal Supply Schedule (FSS) pricing program, established by Section 603 of the Veterans Health Care Act of 1992. Under this program, the manufacturer is obligated to make products available for procurement on an FSS contract and charge a price to four federal agencies—the Department of Veterans Affairs, the Department of Defense, the Public Health Service, and the Coast Guard—that is at least 24% less than the Non-Federal Average Manufacturing Price (non-FAMP) for the prior fiscal year, which we calculate and report to the VA on a quarterly and annual basis. Pursuant to applicable law, knowing provision of false information in connection with a Non-FAMP filing can subject a manufacturer to significant penalties for each item of false information. These obligations also contain extensive disclosure and certification requirements.
Since its enactment, there have been judicial, Congressional and executive challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA.
Prior to the Supreme Court’s decision, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace.

The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how other healthcare reform measures of the Biden administration or other efforts, if any, to challenge, repeal or replace the ACA will impact our business.
In addition, other legislative and regulatory changes have been proposed and adopted in the United States since the ACA was enacted:
•On August 2, 2011, the U.S. Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension that lasted from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic. Following the suspension, a 1% payment reduction began April 1, 2022, lasting through June 30, 2022. The 2% payment reduction resumed on July 1, 2022.
•On January 2, 2013, the U.S. American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers.
•On April 13, 2017, CMS published a final rule that gives states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces.
•On May 30, 2018, the Right to Try Act, was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a pharmaceutical manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act.
•On May 23, 2019, CMS published a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning January 1, 2020.
•On December 20, 2019, former President Trump signed into law the Further Consolidated Appropriations Act (H.R. 1865), which repealed the Cadillac tax, the health insurance provider tax, and the medical device excise tax. It is impossible to determine whether similar taxes could be instated in the future.
•In August 2022, the IRA was signed into law. The IRA includes several provisions that will impact our business to varying degrees, including provisions that create a $2,000 out-of-pocket cap for Medicare Part D beneficiaries, impose new manufacturer financial liability on all drugs in Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D pricing for certain high-cost drugs and biologics without generic or biosimilar competition, require companies to pay rebates to Medicare for drug prices that increase faster than inflation, and delay the rebate rule that would require pass through of pharmacy benefit manager rebates to beneficiaries. The effect of IRA on our business and the healthcare industry in general is not yet known.
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
At the federal level, President Biden signed an Executive Order on July 9, 2021 affirming the administration’s policy to (i) support legislative reforms that would lower the prices of prescription drug and biologics, including by allowing Medicare to negotiate drug prices, by imposing inflation caps, and, by supporting the development and market entry of lower-cost generic drugs and biosimilars; and (ii) support the enactment of a public health insurance option. Among other things, the Executive Order also directs HHS to provide a report on actions to combat excessive pricing of prescription drugs, enhance the domestic drug supply chain, reduce the price that the Federal government pays for drugs, and address price gouging in the industry; and

directs the FDA to work with states and Indian Tribes that propose to develop section 804 Importation Programs in accordance with the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, and the FDA’s implementing regulations. FDA released such implementing regulations on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. On September 25, 2020, CMS stated drugs imported by states under this rule will not be eligible for federal rebates under Section 1927 of the Social Security Act and manufacturers would not report these drugs for “best price” or AMP purposes. Since these drugs are not considered covered outpatient drugs, CMS further stated it will not publish a National Average Drug Acquisition Cost for these drugs. If implemented, importation of drugs from Canada may materially and adversely affect the price we receive for any of our product candidates.
On November 20, 2020, CMS issued an Interim Final Rule implementing the Most Favored Nation (MFN), Model under which Medicare Part B reimbursement rates would have been be calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. However, on December 29, 2021 CMS rescinded the Most Favored Nations rule. Additionally, on November 30, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to court order, the removal and addition of the aforementioned safe harbors were delayed and recent legislation imposed a moratorium on implementation of the rule until January 1, 2026. This deadline was pushed back to January 1, 2027 by the Bipartisan Safer Communities Act. The IRA further delayed implementation of this rule to January 1, 2032.
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
In addition, there have been several changes to the 340B drug pricing program, which imposes ceilings on prices that drug manufacturers can charge for medications sold to certain health care facilities. On December 27, 2018, the District Court for the District of Columbia invalidated a reimbursement formula change under the 340B drug pricing program, and CMS subsequently altered the FYs 2019 and 2018 reimbursement formula on specified covered outpatient drugs (SCODs). The court ruled this change was not an “adjustment” which was within the Secretary’s discretion to make but was instead a fundamental change in the reimbursement calculation. However, most recently, on July 31, 2020, the U.S. Court of Appeals for the District of Columbia Circuit overturned the district court’s decision and found that the changes were within the Secretary’s authority. On September 14, 2020, the plaintiffs-appellees filed a Petition for Rehearing En Banc (i.e., before the full court), but was denied on October 16, 2020. Plaintiffs-appellees filed a petition for a writ of certiorari at the Supreme Court on February 10, 2021 and the petition was granted on July 2, 2021. On June 15, 2022, the Supreme Court unanimously reversed the Court of Appeals' decision, holding that HHS's 2018 and 2019 reimbursement rates for 340B hospitals were contrary to the statute and unlawful. We continue to review developments impacting the 340B program.
Individual states in the U.S. and foreign countries have also become increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. Federal Government will pay for healthcare drugs and services, which could result in reduced demand for our drug candidates or additional pricing pressures.
We cannot predict the initiatives that may be adopted in the future. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect:
•the demand for our product candidates, if we obtain regulatory approval;
•our ability to set a price that we believe is fair for our approved products;
•our ability to generate revenue and achieve or maintain profitability;
•the level of taxes that we are required to pay; and
•the availability of capital.
Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors, which may adversely affect our future profitability.
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
•The federal civil and criminal false claims laws, including the federal False Claims Act, impose criminal and civil penalties, and authorizes civil whistleblower or qui tam actions, against individuals or entities (including manufacturers) for, among other things, knowingly presenting, or causing to be presented false or fraudulent claims for payment by a federal healthcare program; making, using, or causing to be made or used, a false statement or record material to payment of a false or fraudulent claim or obligation to pay or transmit money or property to the federal government; or knowingly concealing or knowingly and improperly avoiding or decreasing an obligation to pay money to the federal government. The government may deem manufacturers to have "caused" the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off-label. Claims which include items or services resulting from a violation of the federal Anti-Kickback Statute are false or fraudulent claims for purposes of the False Claims Act. Manufacturers can be held liable under the federal False Claims Act even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. Our marketing and activities relating to the reporting of wholesaler or estimated retail prices for QINLOCK or any future products, the reporting of prices used to calculate Medicaid rebate information, and other information affecting federal, state, and third-party reimbursement for QINLOCK or any future products, and the sale and marketing of QINLOCK and any future product candidates, are subject to scrutiny under this law.
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
•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (HITECH), and their respective implementing regulations, including the Final Omnibus Rule published in January 2013, which impose requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses and their business associates, that perform services for them that involve the creation, maintenance, receipt, use, or disclosure of, individually identifiable health information, relating to the privacy, security, and transmission of individually identifiable health information without appropriate authorization, including mandatory contractual terms and required implementation of technical safeguards of such information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damage or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys' fees and costs associated with pursuing federal civil actions.
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
•The federal Physician Payments Sunshine Act (Sunshine Act), enacted as part of the ACA, and its implementing regulations, require certain manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children's Health Insurance Program (with certain exceptions) to report annually to the HHS under the Open Payments Program, information related to payments and other "transfers of value" provided to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors) and teaching hospitals, and ownership and investment interests held by physicians and their immediate family members. As of January 1, 2022, these reporting obligations have been extended to include transfers of value made to certain non-physician providers such as physician assistants and nurse practitioners. In addition, many states also require the reporting of payments or other transfers of value. Many of these state laws differ from each other in significant ways, are often not pre-empted, and may have a more prohibitive effect than the Sunshine Act, thus further complicating compliance efforts.
•Analogous state and foreign laws and regulations, such as state anti-kickback, false claims laws, consumer protection, and unfair competition laws, which may apply to pharmaceutical business practices, including but not limited to, research, distribution, sales, and marketing arrangements, as well as submitting claims involving healthcare items or services reimbursed by any third-party payor, including commercial insurers. Such laws are enforced by various state agencies and through private actions. Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant federal government compliance guidance that otherwise restricts payments that may be made to healthcare providers and other potential referral sources, require drug manufacturers to report information related to pricing and marketing information, such as the tracking and reporting of gifts, compensations, and other remuneration and items of value provided to physicians and other healthcare providers and entities, require the registration of pharmaceutical sales representatives, and restrict marketing practices or require disclosure of marketing expenditures. State and foreign laws, including for example the European Union General Data Protection Regulation, which became effective May 2018, also govern the privacy and security of health information in certain circumstances. Such data privacy and security laws may differ from one another in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.
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
Third party patient assistance programs that receive financial support from companies have become the subject of enhanced government and regulatory scrutiny. The OIG has established guidelines that suggest that it is lawful for pharmaceutical manufacturers to make donations to charitable organizations who provide co-pay assistance to Medicare patients, provided that such organizations, among other things, are bona fide charities, are entirely independent of and not controlled by the manufacturer, provide aid to applicants on a first-come basis according to consistent financial criteria, and do not link aid to use of a donor's product. However, donations to patient assistance programs have received some negative publicity and have been the subject of multiple government enforcement actions, related to allegations regarding their use to promote branded pharmaceutical products over other less costly alternatives. Specifically, in recent years, there have been multiple settlements resulting out of government claims challenging the legality of their patient assistance programs under a variety of federal and state laws. It is possible that we may make grants to independent charitable foundations that help financially needy patients with their premium, co-pay, and co-insurance obligations. If we choose to do so, and if we, our vendors, or our donation recipients are deemed to fail to comply with relevant laws, regulations or evolving government guidance in the operation of these programs, we could be subject to damages, fines, penalties, or other criminal, civil, or administrative sanctions or enforcement actions.
On December 31, 2020, CMS published a new rule, effective January 1, 2023, requiring manufacturers to ensure the full value of co-pay assistance is passed on to the patient or these dollars will count toward the Average Manufacturer Price and Best Price calculation of the drug (the "Medicaid Accumulator Rule"). On May 17, 2022, the U.S. District Court for the District of Columbia granted the Pharmaceutical Research and Manufacturers of America's (PhRMA) motion for summary judgement invalidating the Medicaid Accumulator Rule. We cannot predict how the implementation of and any further changes to this rule will affect our business. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the current U.S. presidential administration may reverse or otherwise change these measures, both the current U.S. presidential administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs.
The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform. Federal and state enforcement bodies have recently increased their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions, and settlements in the healthcare industry. In November 2020, the OIG issued a Fraud Alert highlighting its view that pharmaceutical promotional speaker programs can pose a high risk of fraud and abuse. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations, or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other related governmental regulations that may apply to us, we may be subject to significant civil, criminal, and administrative penalties, damages, fines, individual imprisonment, disgorgement, exclusion of drugs from government funded healthcare programs, such as Medicare and Medicaid, contractual damages, reputational harm, diminished profits and future earnings, and the curtailment or restructuring of our operations, as well as additional oversight, and reporting obligations if we become subject to a corporate integrity agreement or similar settlement to resolve allegations of non-compliance with these laws. If any of the physicians or other healthcare providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to criminal, civil, or administrative sanctions, including exclusions from government funded healthcare programs, which may also adversely affect our business. Ensuring business arrangements comply with applicable healthcare laws, as well as responding to possible investigations by government authorities, can be time- and resource-consuming and can divert a company's attention from the business.
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
Human Capital Resources
As of January 31, 2023, we had approximately 300 employees located in approximately 30 states across the United States and five countries in Europe. Approximately 145 employees are located at our headquarters in Waltham, Massachusetts, approximately 40 employees are located at our research facility in Lawrence, Kansas, and approximately 10 employees are located in our European commercial headquarters in Zug, Switzerland.
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
We are committed to continuously building a culture that embraces the uniqueness of our people and finds strength in our differences. We recognize our duty to cultivate diversity within the organization and to ensure that every voice is heard. We understand that varied perspectives lead to the best ideas and outcomes. By creating a workplace where every individual can feel welcome and valued, we will better meet the needs of those we serve. In 2021, we formed a cross-functional Diversity, Equity, and Inclusion (DEI) task force of employee volunteers to conduct a gap analysis. The result of this analysis informed the development of a DEI roadmap and formal DEI Council comprised of employee volunteers with the goal of realizing our vision in 2023 and beyond. Our guiding principles of patient-focus, accountability, transparency, honesty and integrity, and stewardship, serve as our cultural pillars. Grounded in these guiding principles, we focus our company-wide efforts on creating a collaborative environment where our colleagues feel respected, valued, and can contribute to their fullest potential.
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
Risks Related to Our Business and Commercialization
Risks Related to Business Development and Commercialization
Our business depends heavily on our ability to successfully commercialize QINLOCK in the U.S., key European markets, and in other jurisdictions where we may obtain marketing approval. There is no assurance that our commercialization efforts with respect to QINLOCK including, without limitation, our launch of QINLOCK in key European markets, will be successful or that we will be able to generate revenues at the levels or on the timing we expect, or at levels or on the timing necessary to support our goals.
To date, we have not generated sufficient revenue to result in a profit from the sale of products. On May 15, 2020, QINLOCK was approved in the U.S. by the FDA for the treatment of adult patients with advanced GIST who have received prior treatment with three or more kinase inhibitors, including imatinib. Our business currently depends heavily on our ability to successfully commercialize QINLOCK as a treatment for GIST in the U.S., key European markets, and in other jurisdictions where we may obtain marketing approval. In November 2021, we announced that the EC approved QINLOCK in the EU for the treatment of adult patients with advanced GIST who have received prior treatment with three or more kinase inhibitors, including imatinib. We launched QINLOCK in Germany in January 2022 and have conducted the AP2 program in France since April 2022. We also plan to continue the European expansion of QINLOCK in 2023, with planned commercial launches following conclusion of pricing and reimbursement negotiations in other key European markets. This process is conducted on a country-by-country basis and is time-consuming and complex, and we may not be successful in obtaining reimbursements and other approvals in a timely manner with acceptable terms, or at all. Furthermore, we may never be able to successfully commercialize our product or meet our expectations with respect to revenues. We have never marketed, sold, or distributed for commercial use any pharmaceutical product other than QINLOCK in fourth-line GIST and have a limited history of commercial sales. There is no guarantee that the infrastructure, systems, processes, policies, relationships, and materials we have built for the commercialization of QINLOCK in the U.S. in GIST, or those for the commercialization of QINLOCK in key European markets in GIST, will be sufficient for us to achieve success at the levels we expect. Furthermore, there is no guarantee that we will be able to expand patient access to QINLOCK in additional European countries through any channels that we may pursue.
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
•our ability to successfully initiate and complete our Phase 3 INSIGHT study of QINLOCK;
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
While we are commercializing QINLOCK in the U.S. in fourth-line and fourth-line plus GIST, and continuing our European geographic expansion of QINLOCK in key European markets, we have limited experience as a commercial company and there is limited information about our ability to successfully overcome many of the risks and uncertainties encountered by companies commercializing drugs in the biopharmaceutical industry. To execute our business plan, in addition to successfully marketing and selling QINLOCK, we will need to successfully:
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
We have scaled up our manufacturing process for QINLOCK and may continue to scale up as needed to satisfy greater drug requirements for commercialization. We do not currently own or operate manufacturing facilities for the production of QINLOCK or any drug candidates that may be approved in the future. We rely on sole source third-party suppliers to manufacture and supply QINLOCK which may not be able to produce sufficient inventory to meet commercial demand in a cost-efficient, timely manner, or at all. Our third-party suppliers may not be required to, or may be unable to, provide us with any guaranteed minimum production levels or have sufficient dedicated capacity for our drug. As a result, there can be no assurances that we will be able to obtain sufficient quantities of QINLOCK or any drug candidates that may be approved in the future, which could have a material adverse effect on our business as a whole.
Our relationships with customers and third-party payors will be subject to applicable anti-kickback, fraud and abuse, and other healthcare laws and regulations, and health information privacy and security laws, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm, and diminished profits and future earnings.
Healthcare providers, physicians, and third-party payors play a primary role in the recommendation and prescription of QINLOCK and any drug candidates for which we obtain marketing approval. Our arrangements with third-party payors, customers, and other third parties may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell, and distribute QINLOCK and any other products for which we obtain marketing approval. These laws impact, among other things, our research activities and proposed sales, marketing and education programs and constrain our business and financial arrangements and relationships with third-party payors, healthcare professionals, and other parties through which we market, sell and distribute QINLOCK and any other products for which we obtain marketing approval. In addition, we may be subject to patient data privacy and security regulation by both the U.S. federal government and the states in which we conduct our business, along with foreign regulators (including European data protection authorities). Finally, our current and future operations are subject to additional healthcare-related statutory and regulatory requirements and enforcement by foreign regulatory authorities in jurisdictions in which we conduct our business. For more information regarding the risks related to such laws, regulations, and patient assistance programs please see “Business—Government Regulation—Other Healthcare Laws.” The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform. Federal and state enforcement bodies have recently increased their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Even if precautions are taken, it is possible that governmental authorities will conclude that our business practices could, despite efforts to comply, be subject to challenge under current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion of drugs from government funded healthcare programs, such as Medicare and Medicaid, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, reputational harm and the curtailment or restructuring of our operations. If any of the physicians or other healthcare providers or entities with whom we expect to do business is found not to be in compliance with applicable laws, that person or entity may be subject to significant criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs. Prohibitions or restrictions on sales or withdrawal of future marketed products could materially affect our business in an adverse way.
Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. The shifting compliance environment and the need to build and maintain robust and expandable systems to comply with multiple jurisdictions with different compliance or reporting requirements increases the possibility that a healthcare company may run afoul of one or more of the requirements.
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
The regulations that govern marketing approvals, pricing, coverage, and reimbursement for new drugs vary widely from country to country. In the U.S., recently enacted legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, including certain European countries, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay our commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenue we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in QINLOCK or one or more of our drug candidates, even if such drug candidates obtain marketing approval. For more information regarding the risks related to insurance coverage and reimbursement please see "Business-Government Regulation-Coverage and Reimbursement."
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
In the U.S. and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of our drug candidates, restrict or regulate post-approval activities, and affect our ability to profitably sell our approved drug and any drug candidates for which we obtain marketing approval. Among policy-makers and payers in the U.S. and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access to healthcare. In the U.S., the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. There have been, and likely will continue to be, legislative and regulatory proposals at the federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. For more information regarding the risks related to such recently enacted and future legislation please see “Business—Government Regulation—U.S. Healthcare Reform.”
We expect that the healthcare reform measures that have been adopted and may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product and could seriously harm our future revenues. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our products.
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
•regulatory authorities may refuse to approve label expansion for additional indications for QINLOCK or any approved drugs;
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
We may incur significant liability if enforcement authorities allege or determine that we are engaging in commercial activities or promoting QINLOCK or any future approved drug in a way that violates applicable regulations.
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
In some countries, particularly Canada and the countries of Europe, including without limitation, Germany and France, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing authorization to evaluate the product for reimbursement. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our drug candidate to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be harmed.
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
For example, the TCA includes limited specific provisions concerning medicinal products, primarily regarding the mutual recognition of good manufacturing practice (GMP) inspections of manufacturing facilities for medicinal products and GMP documents issued, but does not foresee wholesale mutual recognition of U.K. and EU pharmaceutical regulations. Since the regulatory framework in the U.K. covering the quality, safety and efficacy of medicinal products, clinical trials, marketing authorizations, commercial sales and distribution of medicinal products is derived from EU directives and regulations, Brexit could materially impact the future regulatory regime with respect to the approval of our current or future drug candidates in the GB now that the legislation has the potential to diverge from EU legislation. For instance, GB (under the Northern Ireland Protocol, the EU regulatory framework will continue to apply in Northern Ireland and centralized EU authorizations will continue to be recognized) will now no longer be covered by the centralized procedure for obtaining marketing authorizations for medicinal products which are valid throughout the EEA, and a separate process for authorization of drug products will be required in GB, resulting in an authorization covering the U.K. or GB only. Any of these effects of Brexit, and others we cannot anticipate, could adversely affect our business, business opportunities, results of operations, financial condition, and cash flows. Likewise, similar actions taken by European and other countries in which we operate could have a similar or even more profound impact.
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
In addition, on January 1, 2023, Virginia's governor Glenn Youngkin signed the Consumer Data Protection Act (CDPA) into law. The CDPA became effective January 1, 2023. The CDPA regulates how businesses (which the CDPA refers to as “controllers”) collect and share personal information. While the CDPA incorporates many similar concepts of the CCPA and CPRA, there are also several key differences in the scope, application, and enforcement of the law that will change the operational practices of controllers. The new law will impact how controllers collect and process personal sensitive data, conduct data protection assessments, transfer personal data to affiliates, and respond to consumer rights requests.
Also, on July 8, 2021, Colorado’s governor signed the Colorado Privacy Act (CPA) into law. The CPA is rather similar to the CPDA but also contains additional requirements. The new measure applies to companies conducting business in Colorado or who produce or deliver commercial products or services intentionally targeted to its residents of the state that either: (1) control or process the personal data of at least 100,000 consumers during a calendar year; or (2) derive revenue or receive a discount on the price of goods or services from the sale of personal data and process or control the personal data of at least 25,000 consumers.

In addition, Utah became the fourth state to enact a comprehensive privacy law but when Governor Cox signed the Utah Consumer Privacy Act (UCPA) into law on March 24, 2022. In May 2022, Connecticut Governor Lamont signed the Connecticut Data Privacy Act (CTDPA) into law. The UCPA and CTDPA draw heavily upon their predecessors in Virginia and Colorado. With the CTDPA, Connecticut became the fifth state to enact a comprehensive privacy law.
With the bills proposed in many other jurisdictions, it remains quite possible that other states will follow suit. New privacy and data security laws have been proposed in more than half of the states in the U.S. and in the U.S. Congress, reflecting a trend toward more stringent privacy legislation in the U.S., which trend may accelerate with the new U.S. presidential administration. The existence of comprehensive privacy laws in different states in the country will make our compliance obligations more complex and costly and may require us to modify our data processing practices and policies and to incur substantial costs and potential liability in an effort to comply with such legislation.
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
In addition, we must also ensure that we maintain adequate safeguards to enable the transfer of personal data outside of the EEA or the U.K., in particular to the U.S., in compliance with European and U.K. data protection laws. We expect that we will continue to face uncertainty as to whether our efforts to comply with our obligations under European privacy laws will be sufficient. In some cases, we rely upon the recently updated standard contractual clauses ("new standard contractual clauses") to legitimize transfers of personal data out of the EEA from controllers or processors established outside the EEA (and not subject to the GDPR). Transition to the new standard contractual clauses requires significant effort and cost particularly given the burdensome requirements of transfer impact assessments and the substantial obligations that the new standard contractual clauses impose upon exporters. The U.K. is not subject to the EC's new standard contractual clauses but has published its own transfer mechanism, the International Data Transfer Agreement, which enables transfers from the U.K. On June 28, 2021, the EC announced a decision of “adequacy” concluding that the U.K. ensures an equivalent level of data protection to the GDPR, which provides some relief regarding the legality of continued personal data flows from the EEA to the U.K. Some uncertainty remains, however, as this adequacy determination must be renewed after four years and may be modified or revoked in the interim. The U.K. Government has confirmed that transfers from the U.K. to the EEA may currently continue to flow freely. Changes with respect to any of these matters may lead to additional costs and increase our overall risk exposure. In addition, although EU and U.S. negotiators have announced in March 2022 an agreement in principle on an EU-U.S. Data Privacy Framework and President Biden signed on October 7, 2022 Executive Order on 'Enhancing Safeguards for United States Signals Intelligence Activities', there remains much to be worked out before this program becomes a potential valid transfer mechanism.
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
In China, there have also been recent significant developments concerning privacy and data security. On June 10, 2021, the Standing Committee of the PRC National People’s Congress published the Data Security Law of the People’s Republic of China (“Data Security Law”), which took effect on September 1, 2021. The Data Security Law requires data processing (which includes the collection, storage, use, processing, transmission, provision and publication of data), to be conducted in a legitimate and proper manner. The Data Security Law imposes data security and privacy obligations on entities and individuals carrying out data processing activities and also introduces a data classification and hierarchical protection system based on the importance of data in economic and social development and the degree of harm it may cause to national security, public interests, or legitimate rights and interests of individuals or organizations if such data are tampered with, destroyed, leaked, illegally acquired or illegally used. The appropriate level of protection measures is required to be taken for each respective category of data.
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

We also continue to see jurisdictions imposing data localization laws. These regulations may interfere with our intended business activities, inhibit our ability to expand into those markets or prohibit us from continuing to offer services in those markets without significant additional costs.
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
Unfavorable global economic conditions could adversely affect our business, financial condition, or results of operations.
Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. Portions of our future clinical trials may be conducted outside of the U.S. and unfavorable economic conditions resulting in the weakening of the U.S. dollar would make those clinical trials more costly to operate. In addition, regarding the war in Ukraine, while we do not have any clinical trial sites or operations in Ukraine or Russia, if the war expands into the surrounding region, resulting heightened economic sanctions from the U.S. and the international community could limit our ability to procure or use certain materials or manufacturing slots for the products needed for our clinical trials, which could lead to delays in these trials. Furthermore, the most recent global financial crisis caused extreme volatility and disruptions in the capital and credit markets. Similarly, the volatility associated with the COVID-19 pandemic has caused significant instability and disruptions in the capital and credit markets and, in recent months, the global economy has been impacted by increasing interest rates and high inflation, as well as by the war in Ukraine and the possibility of a wider European or global conflict. A severe or prolonged economic downturn (including inflation or uncertainty caused by political violence and chaos) could result in a variety of risks to our business, including a reduced ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy or international trade disputes could also strain our suppliers, some of which are located outside of the U.S., possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.
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
Specifically, there are a large number of pharmaceutical and biotechnology companies developing or marketing treatments for cancer that would be competitive with QINLOCK and the drug candidates we are developing, if such drug candidates are approved. Many of these companies are developing cancer therapeutics that are also kinase inhibitors. Although there are currently marketed drugs that have activity in GIST through their targeting of primary and secondary KIT mutants, other than avapritinib for GIST PDGFRA exon 18 mutations only, no currently marketed drug directly targets certain secondary resistance mutations in KIT and PDGFRA, and no currently marketed drug provides coverage of all KIT and PDGFRA mutants. With respect to QINLOCK, there are a number of large pharmaceutical companies and biotechnology companies marketing small molecule drugs or biologic drugs for the treatment of GIST, including Blueprint, Novartis, Pfizer, and Bayer. We are also aware of pharmaceutical and biotechnology companies developing drugs for the treatment of GIST including ABS, APGI, Arog, CTTPG, Cogent, Immunicum, Jiangsu, NTKMT, Novartis, Taiho, Theseus, and IDRx. Several of these programs are in clinical studies, including but not limited to Arog, APGI, CTTPG, Cogent, Immunicum, Jiangsu, NTKMT, Theseus and IDRx. Further, there are numerous companies marketing or developing antibodies and small molecules targeting CSF1R inhibitors for TGCT that we are seeking to target with our vimseltinib program, including Abbisko, AmMax, Daiichi, DBCL, HXP, SynOx, and HutchMed. These programs are also in clinical studies for TGCT. In addition, pexidartinib is the only FDA approved product, which is indicated for the treatment of adult patients with symptomatic TGCT associated with severe morbidity or functional limitations and not amenable to improvement with surgery. With respect to DCC-3116, an ULK inhibitor designed to address mutant RAS and RAF cancers that entered a Phase 1 clinical study in the second quarter of 2021, we are aware of other companies that are advancing programs targeting ULK, including Erasca, Txinno, and Ailon. With respect to DCC-3084, we are also aware of pharmaceutical and biotechnology companies developing pan-RAF development candidates, including Day One, Jazz Pharma, Roche, Kinnate, Erasca, Pfizer, Black Diamond, SpringWorks, Nested, METiS, and Verastem.
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
If the FDA, EMA, or other foreign regulatory authorities approve generic versions of QINLOCK or any future approved products, or such authorities do not grant any future approved products appropriate periods of exclusivity before approving generic versions of those products, the sales of our products, if approved, could be adversely affected.

Once an NDA is approved, the product covered thereby becomes a “reference listed drug” in the FDA’s Orange Book. Manufacturers may seek approval of generic versions of reference listed drugs through submission of an ANDA in the United States. In support of an ANDA, a generic manufacturer need not conduct clinical trials to assess safety and efficacy. Rather, the applicant generally must show that its product has the same active ingredient(s), dosage form, strength, route of administration, and conditions of use or labelling as the reference listed drug and that the generic version is bioequivalent to the reference listed drug, meaning it is absorbed in the body at the same rate and to the same extent. Generic products may be significantly less costly to bring to market than the reference listed drug and companies that produce generic products are generally able to offer them at lower prices. Thus, following the introduction of a generic drug, a significant percentage of the sales of any branded product or reference listed drug is typically lost to the generic product.
Generic products are currently on the market for some of the indications that we are pursuing, and additional products are expected to become available on a generic basis over the coming years. Generic drug manufacturers may seek to launch generic products following the expiration of QINLOCK’s exclusivity period or any exclusivity period we obtain for any future approved products even if we still have patent protection for such products. We expect that QINLOCK, and any future approved products will be priced at a significant premium over any competitive generic products. Competition that QINLOCK or any future approved products could face from generic versions could materially and adversely affect our future revenue, profitability, and cash flows and substantially limit our ability to obtain a return on the investments we have made in those products.
The incidence and prevalence for target patient populations of our approved drug or drug candidates and any potential expanded market for our approved drug or drug candidates have not been established with precision. If the market opportunities for our approved drug or any potential expanded market for our approved drug or drug candidates are smaller than what we estimate or if any approval that we obtain is based on a narrower definition of the patient population, our revenue potential and ability to achieve profitability will be adversely affected.
The precise incidence and prevalence for GIST, TGCT, specific mutant RAS and RAF cancers, and other indications we are exploring, are unknown. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our drug or drug candidates, are based on estimates, which are inherently uncertain. For example, we have assumed the GIST patient population in our INTRIGUE trial is representative of second-line GIST patients, and that the U.S. market opportunity in second-line GIST patients previously treated with imatinib with mutations in KIT exon 11 and 17 and/or 18 and the absence of mutations in KIT exon 9, 13, and/or 14 will be consistent with the proportion we observed in the INTRIGUE study.
The total addressable market opportunity for QINLOCK, including in the sub-group of the second-line GIST population we are targeting in our planned INSIGHT study, vimseltinib, and DCC-3116, and any other drug candidates we may develop will ultimately depend upon, among other things, the diagnosis criteria included in the final label for our current and future drugs for sale for these indications, acceptance by the medical community, patient access, drug pricing, and reimbursement. The number of patients in our targeted commercial markets and elsewhere may turn out to be lower than expected, our expected duration of therapy or treatment may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our drug, or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our results of operations and our business.
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
•support from patient advocacy groups;
•maintaining an acceptable safety profile of our approved drug and drug candidates, if approved;
•the labeling of our products, including any significant use or distribution restrictions or safety warnings;
•any restrictions on the use of our products together with other medications; and
•the foregoing factors as they apply to any combination drug for which a drug candidate of ours, such as DCC-3116, may be approved to be prescribed with as part of a combination therapy.
Even if a potential drug displays a favorable efficacy and safety profile in preclinical and clinical studies, market acceptance of the drug will not be known until after it is launched. Our efforts to educate the medical community and third-party payors on the benefits of our drug may require significant resources and may never be successful. Our efforts to educate the marketplace may require more resources than are required by the therapies marketed by our competitors. In addition, the commercial success of QINLOCK in a sub-group of second-line GIST patients, if our planned Phase 3 INSIGHT study yields positive results and we obtain regulatory approval for that indication, depends on a number of factors, including the adoption of ctDNA testing for GIST patients. Any of these factors may cause QINLOCK, or any future approved drugs, such as vimseltinib or DCC-3116, if approved, to be unsuccessful or less successful than anticipated.
Our failure to obtain additional marketing approvals in other foreign jurisdictions would prevent QINLOCK and our drug candidates from being marketed more extensively internationally, and any approval we are granted for QINLOCK or our drug candidates in the U.S. or key European markets would not assure approval of QINLOCK or our drug candidates in other foreign jurisdictions.
Following the FDA approval of QINLOCK in May 2020, we commenced commercial sales of QINLOCK in the U.S. In addition, our partner, Zai, obtained regulatory approval to market QINLOCK in the PRC and Hong Kong in March 2021 and Taiwan in September 2021. Following EC approval in November 2021, we launched QINLOCK in Germany in January 2022 and have conducted the AP2 program in France since April 2022. In addition, we plan to continue our geographic expansion of QINLOCK with commercial launches following the conclusion of pricing and reimbursement negotiations in other key European markets.
In order to market and sell QINLOCK, or any future products in other jurisdictions, we or our partners must obtain separate marketing approvals in applicable foreign jurisdictions and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing as well as additional information and filings. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the U.S. generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the U.S., it is required that the product be approved for reimbursement before the product can be approved for sale in that country. We may not (and/or our partners, as applicable, may not) obtain approvals from regulatory authorities outside the U.S. on a timely basis, if at all, or may not be successful in seeking and obtaining favorable local reimbursement and pricing approvals. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the U.S. does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. Except for QINLOCK in select countries where we have received approval, we, or our partners, may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our products in any market outside the U.S.

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
QINLOCK and any drug candidate for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, advertising, and promotional activities for such products, will be subject to continual requirements of and review by the FDA and other regulatory authorities. These requirements include, but are not limited to, restrictions governing promotion of an approved product, submissions of safety and other post-marketing information and reports, registration and listing requirements, cGMP requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, and requirements regarding drug distribution and the distribution of samples to physicians and recordkeeping. Additionally, under the Food and Drug Omnibus Reform Act of 2022 (FDORA), sponsors of approved drugs and biologics must provide 6 months’ notice to the FDA of any changes in marketing status, such as the withdrawal of a drug, and failure to do so could result in the FDA placing the product on a list of discontinued products, which would revoke the product’s ability to be marketed.
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
We currently have only limited experience in the sale, marketing, or distribution of biopharmaceutical products. To achieve commercial success for QINLOCK or any other product for which we obtain marketing approval, we will need to successfully maintain and expand our sales, marketing, and distribution capabilities, either ourselves or through collaboration, licensing, distribution, or other arrangements with third parties. In addition, our licensee for QINLOCK for Greater China is building a sales and marketing infrastructure but currently has limited experience in sales, marketing, and distribution of a commercial product.
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
There are risks involved with establishing our own sales and marketing capabilities. For example, recruiting, training, and motivating a sales force is expensive and time-consuming and could delay any product launch. We will need to commit significant management and other resources to maintain our commercial organization. We may not be able to achieve the necessary development and growth in a cost-effective manner or realize a positive return on our investment. We will also have to compete with other companies to recruit, hire, train, and retain sales and marketing personnel. We cannot be sure that we will be able to recruit, hire, train, and retain a sufficient number of sales representatives or that they will be effective at promoting QINLOCK or any future approved drugs.
Factors that may inhibit our efforts to commercialize QINLOCK or any future approved products on our own include:
•our inability to recruit, hire, train, and retain adequate numbers of effective sales and marketing personnel;
•our inability to raise financing necessary to maintain and grow our commercialization infrastructure;
•the inability of sales personnel to obtain access to physicians or educate physicians about the benefits, safety, and effectiveness of QINLOCK or any future approved products;
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
A cyberattack or similar incident could occur and result in information theft, data corruption, operational disruption, damage to our reputation, or financial loss. We are increasingly dependent on information technology systems and infrastructure, including mobile technologies, to operate our business. Our technologies, systems, networks, or other proprietary information, and those of our vendors, suppliers, and other business partners, may become the target of cyberattacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss, or destruction of proprietary and other information, or could otherwise lead to the disruption of our business operations. Cyberattacks are becoming more sophisticated and certain cyber incidents, such as surveillance, may remain undetected for an extended period and could lead to disruptions in critical systems or the unauthorized release of confidential or otherwise protected information. These events could lead to financial loss due to remedial actions, loss of business, disruption of operations, damage to our reputation, or potential liability. Our systems and insurance coverage for protecting against cybersecurity risks may not be sufficient. Furthermore, as cyberattacks continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerability to cyberattacks.
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
Despite the implementation of security technical and organizational measures, our internal computer systems, and those of third parties with which we contract are vulnerable to damage from security incidents, breaches, and/or attacks (e.g., ransomware, computer viruses, worms, and other destructive or disruptive software), unauthorized access, natural disasters, terrorism, war, and telecommunication and electrical failures. System failures, accidents, or security attacks and/or breaches of our systems could result in operational interruptions and/or a material disruption of our clinical and commercialization activities and business operations, in addition to possibly requiring substantial expenditures of resources to remedy. The loss or compromised integrity of clinical trial data could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any systems disruptions, security incidents, or security breaches were to result in a loss of, damage to, or compromised integrity of our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and our product research, development, and commercialization efforts could be disrupted or delayed. In addition, we may not have adequate insurance coverage to provide compensation for any losses associated with such events.
We could be subject to risks caused by misappropriation, misuse, leakage, falsification, or intentional or accidental disclosure or loss of information maintained in the information systems and networks of our company, including personal information of our employees. In addition, outside parties may attempt to penetrate our systems or those of our vendors or fraudulently induce our employees or employees of our vendors to disclose sensitive information to gain access to our data. Like other companies, we have on occasion, and will continue to experience, threats to our data and systems, including malicious codes and viruses, and other security incidents, breaches, and attacks. The number and complexity of these threats continue to increase over time. Although we have experienced some of the events described above, to date, they have not had a material impact on our operations. Still, the occurrence of any of the events described above in the future could disrupt our business operations and result in enforcement actions or liability, including potential fines and penalties, claims for damages, and/or shareholder litigation.
Security incidents could also include supply chain attacks which, if successful, could cause a delay in the manufacturing and/or distribution of our product or drug candidates. Our key business partners face similar risks, and any security breach of their systems could adversely affect our security posture. In addition, our increased use of cloud technologies could heighten these and other operational risks, and any failure by cloud technology service providers to adequately safeguard their systems and prevent cyber-attacks could disrupt our operations and result in misappropriation, corruption, or loss of confidential or proprietary information.
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
In light of the international scope of our operations, fluctuations in exchange rates, particularly between the U.S. dollar and the Euro, may adversely affect us. Although we are based in the United States, we sell QINLOCK in the EU and we have also entered into exclusive distributor arrangements to facilitate sales of QINLOCK in select geographies where we do not currently intend to distribute QINLOCK on our own. As a result, our business may be affected by fluctuations in foreign exchange rates, which may have a significant impact on our results of operations and cash flows from period to period and the price of our common stock. Currently, we do not have any exchange rate hedging arrangements in place.
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
Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation's ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change taxable income may be limited. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As of December 31, 2022, we had U.S. federal net operating loss carryforwards and U.S. federal research and development tax credit carryforwards, which could be limited if we experience an “ownership change.”
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
The COVID-19 pandemic and the future outbreak of other highly infectious or contagious diseases, could seriously harm our research, development, and commercialization efforts, increase our costs and expenses and have a material adverse effect on our business, financial condition, and results of operations.

Broad-based business or economic disruptions could adversely affect our ongoing or planned research and development and commercialization activities. For example, in December 2019, an outbreak of a novel strain of coronavirus spread to the majority of countries around the world, including the U.S. The extent to which the COVID-19 pandemic, or the future outbreak of any other highly infectious or contagious diseases, impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity, and duration of the pandemic, actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others.
We or the third parties upon whom we depend may be adversely affected by natural disasters or global health crises and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.
Natural disasters or global health crises could severely disrupt our operations, and have a material adverse effect on our business, results of operations, financial condition, and prospects. If a natural disaster, global health crisis, power outage, or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted our operations or the operations of our vendors, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster, health crisis, or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which, could have a material adverse effect on our business.
Risks Related to Clinical Development, Regulatory Review, and Approval of Our Drug and Drug Candidates
Risks Related to Clinical Development
Our planned pivotal Phase 3 INSIGHT study of QINLOCK versus sunitinib in second-line GIST patients with mutations in KIT exon 11 and 17/18 may not be successful.
In January 2023, we announced results from an exploratory ctDNA analysis from the Phase 3 INTRIGUE study of QINLOCK in patients with GIST previously treated with imatinib, which showed substantial clinical benefit of QINLOCK in second-line GIST patients with mutations in KIT exon 11 and 17/18. Based on these exploratory results, we announced plans to initiate the pivotal Phase 3 INSIGHT study of QINLOCK versus sunitinib in this patient population in the second half of 2023. However, our Phase 3 INTRIGUE study for QINLOCK in second-line GIST patients did not meet its primary endpoint and any results from preclinical studies or clinical trials to support the approval of QINLOCK for the treatment of certain second-line GIST patients, including, without limitation, the Phase 3 INTRIGUE study or the exploratory analysis of sub-group mutational data from this study, may not be predictive of results in future clinical trials, including our planned Phase 3 INSIGHT study.
We cannot be certain that the results from the Phase 3 INSIGHT study for QINLOCK in this population will be consistent with those observed in the exploratory ctDNA analysis from the Phase 3 INTRIGUE study. There is no guarantee that the planned INSIGHT study will be successful or will generate results that will support marketing approval or any additional revenue, and any revenue generated may be less than what we anticipate. Even if we receive positive results from the Phase 3 INSIGHT study and obtain marketing approval, there is no guarantee that we will be successful in commercializing QINLOCK for second-line GIST patients with mutations in KIT exon 11 and 17/18, and we may encounter issues in commercializing QINLOCK, including, without limitation, if physicians do not broadly adopt ctDNA testing of newly-diagnosed second-line GIST patients as a standard of care, and generating sufficient revenues to result in a profit. In addition, we may experience difficulties or delays in study conduct and/or enrollment, including, without limitation, study start-up, site initiation, and/or enrollment of patients in the Phase 3 INSIGHT study, which could delay our planned initiation of and other development plans for the Phase 3 INSIGHT study, increase our costs and limit our ability to obtain marketing approval and successfully commercialize QINLOCK for second-line GIST patients with mutations in KIT exon 11 and 17/18 and generate revenue.
In addition, although we plan to enter into an agreement with a third-party provider to run ctDNA testing for our planned Phase 3 INSIGHT study in order to help identify eligible patients and to validate or develop a companion diagnostic for potential FDA clearance or approval and use in potential marketing and commercialization, we may experience delays in reaching, or fail to reach, agreement on acceptable terms for these services. Companion diagnostic tests are subject to regulation as medical devices and must themselves be cleared or approved for marketing by the FDA or certain other foreign regulatory agencies specifically for use with QINLOCK before we may commercialize QINLOCK in the sub-group we intend to study. We or any third parties whom we engage to validate or develop a companion diagnostic may not be able to validate or develop one that meets such requirements on a timely basis or at all.

Clinical drug development involves a lengthy and expensive process. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our drug and drug candidates.
We currently have several drug candidates in varying stages of clinical development, including DCC-3116 in a Phase 1/2 study in patients with advanced or metastatic tumors with a RAS or RAF mutation, and vimseltinib in a Phase 3 study in patients with TGCT, and the risk of failure is high. We are unable to predict when or if any of our drug candidates will prove effective or safe in humans or will obtain marketing approval. Before obtaining marketing approval from regulatory authorities for the sale of any drug candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our drug candidates in humans. Clinical testing is expensive, difficult to design and implement, and can take many years to complete and is uncertain as to the outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, interim or preliminary results of a clinical trial do not necessarily predict final results, and results for one indication may not be predictive of the success in additional indications. In particular, the small number of patients in our early clinical trials may make the results of these trials less predictive of the outcome of later clinical trials. For example, in November 2021, we announced that the INTRIGUE study did not meet the primary endpoint of improved PFS compared with the standard of care sunitinib despite initially observing encouraging preliminary data in our Phase 1 study of QINLOCK in second-line GIST. In addition, although we observed encouraging preliminary efficacy results including ORR (best response) in our Phase 1/2 study of vimseltinib in TGCT, the assessments of efficacy from the Phase 1/2 study of vimseltinib were not designed to demonstrate statistical significance and may not be predictive of the results of further clinical trials of vimseltinib, including our ongoing Phase 3 MOTION study for vimseltinib. These factors also apply to the earlier-stage trials for our drug candidates, such as the Phase 1 study of DCC-3116.
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
•our third-party contractors, including investigators, may fail to meet their contractual obligations to us in a timely manner, or at all, due to interruptions to their business, including those impacts caused by or may fail to comply with regulatory requirements;
•we may have to suspend, change, or terminate clinical trials for various reasons, including a finding that the participants are being exposed to unacceptable health risks;
•our drug or drug candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators, or IRBs to suspend, change, or terminate the trials;
•unforeseen global instability, including political instability or instability from an outbreak of pandemic or contagious disease in or around the countries in which we conduct our clinical trials or where our third-party contractors operate, could delay the commencement or rate of completion of our clinical trials, or those that may be conducted in Greater China under our collaboration with Zai;
•the cost of clinical trials for our drug or drug candidates may be greater than we anticipate, including those caused by global economic and political developments; and
•the supply or quality of our drug or drug candidates or other materials necessary to conduct clinical trials may be insufficient or inadequate and result in delays or suspension of our clinical trials.
While we designed QINLOCK to inhibit the full spectrum of the known mutant or amplified KIT and PDGFRA kinases that drive cancers such as GIST, we may find that patients treated with QINLOCK have or develop mutations that confer resistance to treatment. We are aware of a secondary mutation in PDGFRA, in a patient not treated with QINLOCK, where the potency of inhibition determined in in vitro assays by QINLOCK suggests that this mutation may confer resistance to QINLOCK in patients. We may identify additional mutations in PDGFRA or mutations in KIT that are resistant to QINLOCK. For example, our planned Phase 3 INSIGHT study will evaluate a specific population of GIST patients with mutations in KIT exon 11 and 17/18. Our planned INSIGHT study excludes patients with mutations in KIT exon 9, 13, and/or 14 because we observed that this sub-group of patients derived substantially improved clinical benefit with sunitinib versus QINLOCK in our ctDNA analysis from the Phase 3 INTRIGUE study. If patients have or develop resistance to treatment with our approved drug or drug candidates, we may be unable to successfully complete our clinical trials and may not be able to obtain regulatory approval.
Our product development costs will increase if we experience delays in preclinical studies or clinical trials or in obtaining marketing approvals. We do not know whether any of our planned preclinical studies or clinical trials will begin on a timely basis or at all, will need to be restructured, or will be completed on schedule, or at all. Our ongoing trials continue to generate additional data that may be requested by the FDA or other regulatory agencies. The FDA may request additional information or data or require us to conduct additional preclinical studies or clinical trials or to change our development plans and any such requests or requirements could result in development delays. For example, the FDA recently published guidance on “Project Optimus”, an initiative to reform dose selection in oncology drug development. If the FDA does not believe we have sufficiently demonstrated that the selected dose maximizes not only the efficacy of the drug candidate, but the safety and tolerability as well, our ability to initiate new studies may be delayed. Even if we conducted the additional studies or generated the additional information requested, the FDA could disagree that we have satisfied their requirements, all of which will cause significant delays and expense to our programs. Furthermore, the FDA could place a clinical hold, either another partial clinical hold or a full clinical hold, on our trials if they are not satisfied with the information we provide to them, which could result in delays for the trial. Significant preclinical study or clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our drug candidates or allow our competitors to bring products to market before we do and impair our ability to successfully commercialize our drug candidates and may harm our business and results of operations.
If we experience delays or difficulties in the enrollment of patients in clinical trials, including in our planned Phase 3 INSIGHT study, and our ongoing clinical trials of vimseltinib and DCC-3116, our receipt of necessary marketing approvals could be delayed or prevented.
We may not be able to continue clinical trials for our drug or drug candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside of the U.S., or our clinical trials may be delayed if enrollment is slowed or paused due to health considerations, access restrictions, or disruptions and shortages in the global supply chain resulting from COVID-19, global economic and political developments, or other factors. Because the target patient populations for some of our drug candidates and approved drug in clinical development for additional indications are relatively small, it may be difficult to successfully identify patients.
For example, our enrollment for the planned INSIGHT study will require patients to have the specific KIT exon 11 primary and exon 17/18 secondary mutations. We estimate that we will need to test numerous GIST patients for every one patient that meets the proposed trial criteria and this will require a sizable number of sites. We cannot be certain how many patients will have the requisite mutations for inclusion in the trial or that we will be able to successfully enroll the number of patients required for regulatory approval. If we are unable to locate or identify a sufficient number of eligible patients, or if our vendor for ctDNA analysis does not meet our expected timelines or quality standards, our clinical trial and development plans could be delayed, and our ability to seek participation in the FDA’s expedited review and approval programs, including BTD and fast track designation, or otherwise to seek to accelerate clinical development and regulatory timelines could be compromised. In addition, some of our competitors have ongoing, or planned, clinical trials for drug candidates that treat the same indications as our drug or drug candidates, and in additional indications for our existing drug, and may simultaneously cover the same line of therapy and/or focus on sub-populations of a line of therapy, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials for our competitors' drug candidates or patients may not be eligible for our trials, which could potentially change the availability or number of patients from a particular sub-population. Patient enrollment and/or drop-out rate is affected by other factors including:
•the severity of the disease under investigation;
•the size of the target patient population;
•the eligibility criteria for the trial in question;
•the perceived risks and benefits of the drugs or drug candidates under study;
•the efforts to facilitate timely enrollment in clinical trials; and
•the patient referral practices of physicians.

If we experience higher than expected drop-out rates for an event-driven study, as we previously experienced with our INTRIGUE study, we may choose to increase the total number of patients in the study to strengthen the ability to achieve the pre-specified number of events. Other factors that could result in slower than expected enrollment may include recruitment challenges for patients with a rare disease and/or a narrow sub-population of patients with required mutations and competing trials recruiting simultaneously. Our inability to enroll a sufficient number of patients for our clinical trials would result in significant delays and could require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials may result in increased development costs for our drug candidates, or for QINLOCK with respect to label expansion opportunities, which would cause significant harm to our financial position, adversely impact our stock price, and impair our ability to raise capital. In addition, if patients have or develop resistance to treatment with our approved drug or drug candidates, we may be unable to successfully complete our clinical trials and may not be able to obtain regulatory approval.
If serious adverse events or unacceptable side effects are identified during the development of our drug or drug candidates, we may need to abandon or limit such development.
If our drug or drug candidates are associated with serious adverse events or undesirable side effects in clinical trials or have characteristics that are unexpected, we may need to abandon their development, limit development to more narrow uses or sub-populations in which the serious adverse events, undesirable side effects or other characteristics are less prevalent, less severe, or more acceptable from a risk-benefit perspective or highlight these risks, side effects, or other characteristics in the approved product label. In pharmaceutical development, many drugs that initially show promise in early-stage testing for treating cancer and other diseases may later be found to cause side effects that prevent further development of the drug. Currently marketed therapies for the treatment of cancer are generally limited to some extent by their toxicity. In addition, some of our drug candidates would be chronic therapies or be used in pediatric populations, for which safety concerns may be particularly important. Use of our drug candidates as monotherapies may also result in adverse events consistent in nature with other marketed therapies. In addition, if used in combination with other therapies in the future, our drug or drug candidates, such as DCC-3116, may exacerbate adverse events associated with the therapy as well as result in adverse events from drug-drug interaction. If serious adverse events or unexpected side effects are identified during development, we may be required to develop a REMS to mitigate those serious safety risks, which could impose significant distribution and/or use restrictions on our drug or drug candidates, if approved.
We currently have no products that are approved for sale with the exception of QINLOCK. Our drug and all of our drug candidates target key interactions with kinase switch regions to inhibit kinase activity. If we are unable to successfully develop and commercialize QINLOCK or our drug candidates, if approved, or experience significant delays in doing so, our business will be materially harmed.
We currently have no products that are approved for sale with the exception of QINLOCK for the treatment of fourth-line GIST. All of our drug candidates, including vimseltinib and DCC-3116, are still in varying stages of clinical development. In January 2023, we also announced plans to initiate our Phase 3 INSIGHT study of QINLOCK versus sunitinib in second-line GIST patients with mutations in KIT exon 11 and 17/18.
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
Our ability to generate continued product revenues will depend heavily on the successful development and commercialization of our approved drug and drug candidates, if approved. Our success in the development of our approved drug and drug candidates will depend on several factors, including the following:
•successful completion of preclinical studies and clinical trials, including our ongoing Phase 3 study of vimseltinib and our planned Phase 3 INSIGHT study of QINLOCK;
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

•successful development, clearance, and/or approval of any companion diagnostic tests for use with our drug and drug candidates, such as those that we intend to develop for QINLOCK in order to identify second-line GIST patients with mutations in KIT exon 11 and 17/18;
•attracting additional licensees and/or collaborators or distributors with development, regulatory, and commercialization expertise; and
•protecting and enforcing our rights in our intellectual property portfolio.
If we do not achieve one or more of these factors in a timely manner, or at all, we could experience significant delays or an inability to successfully commercialize QINLOCK or any current or future drug candidates for which we receive approval, which would materially harm our business. For example, our business was materially impacted following the preliminary results of our ongoing Phase 3 INTRIGUE study of QINLOCK for second-line GIST, which failed to meet its primary endpoint.
In addition, we may be required or we may seek to develop companion diagnostic tests for our drug or drug candidates in order to select patients most likely to respond to treatment, or to identify appropriate patients for our drug or drug candidates for which we obtain approval. Companion diagnostic tests are subject to regulation as medical devices and must themselves be cleared or approved for marketing by the FDA or certain other foreign regulatory agencies before we may commercialize our drug candidates for use with such companion diagnostics.
We may ultimately be unable to complete the development and commercialization of our drug candidates.
We may be required to conduct additional clinical trials or other testing of our drug or drug candidates beyond those that we currently contemplate if we are unable to successfully complete clinical trials for our drug or drug candidates or other testing, obtain results of these trials or tests that are not positive or are only modestly positive, or if there are safety concerns. While we plan to conduct only one pivotal Phase 3 trial of vimseltinib for patients with TGCT and one pivotal Phase 3 trial of QINLOCK in second-line GIST patients with mutations in KIT exon 11 and 17/18, for a single randomized trial to support submission to the FDA of an NDA, the trial must be well-designed, well-conducted, with a favorable risk/benefit ratio, and provide statistically persuasive efficacy findings so compelling that a second trial would be unethical or practically impossible to repeat. In addition, certain data that we have presented to date have been generated and reviewed at the clinical sites and are preliminary. The data may be subject to subsequent central review, and based on that review, there may be changes to these data which may not be favorable. For example, in our ongoing Phase 1 study of QINLOCK, there were differences observed between imaging data assessed at the clinical sites in accordance with the Phase 1 protocol and by central review, including some instances where central review's findings regarding the number of objective responses were less favorable than those previously reported. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their drug candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. In addition, we, or our licensees, such as Zai in Greater China, may be required to conduct additional clinical trials in the local region or regions where the licensees seek to commercialize our drug or drug candidates before a local regulatory authority will approve any marketing application. These local studies may involve, among other things, exploration of the effect our drug or drug candidates may have on a local population, which could be different than our clinical trial results or experience to date and subject these trials and our development efforts to the risk that they do not support regional approval.
We may in the future change the manufacturing process we are using to make clinical supplies of any approved drug from that used in our ongoing clinical trials to satisfy greater drug requirements for commercialization. In that event, we will be required to demonstrate comparability, which will include conducting a bioequivalence study, of our approved drug made with the new process from what we have used in clinical trials to date. If we are unable to establish comparability or bioequivalency, or are unable to agree with FDA on a timely basis regarding the study design necessary to do so, the commercialization of our approved drug may be substantially delayed or constrained by supply. If we are unable to manufacture sufficient quantities of our approved drug to meet commercial demand, our business and results of operations will be harmed.
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
Risks Related to the Industry
With the exception of QINLOCK, we have not received approval or authorization to market any of our drug candidates from regulatory authorities in any jurisdiction. Even if we complete the necessary clinical trials, the marketing approval process is expensive, time-consuming, and uncertain, which may prevent us from obtaining approvals for the commercialization of some or all of our drug candidates or expand our marketing for QINLOCK in additional geographies. If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals for our drug and drug candidates and, if applicable, including by a third party, for any related companion diagnostic tests, or if we experience a delay in drug supply, we will not be able to commercialize our drug candidates or continue our European geographic expansion of QINLOCK, and our ability to generate revenue will be materially impaired.
Our drug candidates and any companion diagnostic tests related to our approved drug or drug candidates, and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale, and distribution are subject to comprehensive regulation by the FDA and other regulatory agencies in the U.S., the EMA and national competent authorities of the Member States in the EU, and the China NMPA and similar regulatory authorities outside the U.S. Before we can commercialize any of our drug candidates, we must obtain marketing approval. We or a third party may also need marketing clearance or approval for any related companion diagnostic tests, including the companion diagnostic tests that we intend to develop for QINLOCK in order to identify second-line GIST patients with mutations in KIT exon 11 and 17/18.
Failure to obtain marketing approval for a drug candidate will prevent us from commercializing the drug candidate. Our drug candidates are in varying stages of clinical development and are subject to the risks of failure inherent in drug development. We have only received marketing authorization for QINLOCK in the U.S., Europe, and other select jurisdictions, and have not received marketing authorization for any of our drug candidates from regulatory authorities in any jurisdiction. We have only limited experience in conducting and managing clinical trials, and in submitting and supporting the applications necessary to seek marketing approvals and expect to rely on third-party contract research organizations (CROs) to assist us in this process. Securing marketing approval requires the submission of extensive nonclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the drug candidate's safety and efficacy. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. Our drug candidates may not be effective, may be only moderately effective, or may prove to have undesirable or unintended side effects, toxicities, or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use.
The process of obtaining marketing approvals, both in the U.S. and internationally, is expensive, may take many years if additional clinical trials are required, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity, and novelty of the drug candidates involved. Further, changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, changes in regulatory review for each submitted product application, or pre-market approval application for a companion diagnostic test or equivalent application types, may cause delays in the approval or rejection of an application. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional nonclinical, clinical, or other studies. In addition, varying interpretations of the data obtained from nonclinical and clinical testing could delay, limit, or prevent marketing approval of a drug candidate. Any marketing approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable. If we experience delays in obtaining approval or if we fail to obtain approval of our drug candidates and we or a third party fails to obtain approval of companion diagnostic tests related to our approved drug and drug candidates, or we fail to expand the approval for QINLOCK in additional geographies, the commercial prospects for our drug or drug candidates may be harmed and our ability to generate further revenues will be materially impaired.
We may not be able to obtain or, if granted, retain orphan drug exclusivity for our drug or drug candidates.
Regulatory authorities in some jurisdictions, including the U.S. and Europe, may in response to a request from the sponsor designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the U.S. For example, we have received orphan drug designation for ripretinib for the treatment of GIST in the U.S. In the EU, a medicinal product may be designated as orphan if (1) it is intended for the diagnosis, prevention, or treatment of a life-threatening or chronically debilitating condition; (2) either (i) such condition affects no more than five in 10,000 persons in the EU when the application is made, or (ii) it is unlikely that the product, without the benefits derived from orphan status, would generate sufficient return in the EU to justify the necessary investment in its development; and (3) there exists no satisfactory method of diagnosis, prevention, or treatment of such condition authorized for marketing in the EU or, if such a method exists, the product will be of significant benefit to those affected by the condition, as defined in Regulation (EC) 847/2000.
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
On August 3, 2017, Congress passed the FDA Reauthorization Act of 2017 (the FDARA). The FDARA, among other things, codified the FDA's preexisting regulatory interpretation, to require that a drug sponsor demonstrate the clinical superiority of an orphan drug that is otherwise the same as a previously approved drug for the same rare disease in order to receive orphan drug exclusivity. The law reverses prior precedent holding that the Orphan Drug Act unambiguously requires that the FDA recognize the orphan exclusivity period regardless of a showing of clinical superiority. Moreover, in the Consolidated Appropriations Act of 2021, Congress did not further change this interpretation when it clarified that the interpretation codified in the FDARA would apply in cases where FDA issued an orphan designation before the enactment of the FDARA but where product approval came after the enactment of the FDARA. The FDA may further reevaluate its regulations and policies under the Orphan Drug Act. We do not know if, when, or how the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted.
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
Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions, or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular drug candidate or product, and our business in general. In addition, in regards to the information we publicly disclose regarding a particular study or clinical trial, such as “top-

line” data, you or others may not agree with what we determine is the material or otherwise appropriate information to include in such disclosure, and any information we determine not to disclose – or to disclose at a later date, such as at a medical meeting may ultimately be deemed significant with respect to future decisions, conclusions, views, activities, or otherwise regarding a particular drug, drug candidate, or our business. If the “top-line” data that we report differ from actual results or are interpreted differently once additional data are disclosed at a later date, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for and commercialize our drug candidates, our business, operating results, prospects, or financial condition may be harmed or our stock price may decline.
If we are unable to successfully develop companion diagnostic tests for our drug candidates that require such tests, or experience significant delays in doing so, we may not realize the full commercial potential of these drug candidates.
We may develop, either by ourselves or with collaborators, in vitro companion diagnostic tests for our drug candidates for certain indications, including the companion diagnostic test that we intend to develop for QINLOCK in order to identify second-line GIST patients with mutations in KIT exon 11 and 17/18. To be successful, we or our collaborators will need to address a number of scientific, technical, regulatory, and logistical challenges. The FDA regulates in vitro companion diagnostic tests as medical devices that will likely be subject to clinical trials in conjunction with the clinical trials for our drug candidates, and which will require regulatory clearance or approval prior to commercialization. We will and may in the future rely on third parties for the design, development, and manufacture of companion diagnostic tests for our therapeutic drug candidates that require such tests. We have limited experience in the development and commercialization of companion diagnostic tests with third parties and may not be successful in developing and commercializing appropriate companion diagnostic tests with third parties to pair with our drug candidates that receive marketing approval. If these parties are unable to successfully develop companion diagnostic tests for these therapeutic drug candidates, or experience delays in doing so, the development of these therapeutic drug candidates may be adversely affected, these therapeutic drug candidates may not obtain marketing approval, and we may not realize the full commercial potential of any of these therapeutics that obtain marketing approval. As a result, our business, results of operations, and financial condition could be materially harmed.
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
In connection with the clinical development of our drug candidates for certain indications, we may work with collaborators to develop or obtain access to in vitro companion diagnostic tests to identify appropriate patients for our drug candidates, including the companion diagnostic tests that we intend to develop for QINLOCK in order to identify second-line GIST patients with mutations in KIT exon 11 and 17/18. We will and may in the future rely on third parties for the development, testing, and manufacturing of these companion diagnostic tests, the application for and receipt of any required regulatory clearances or approvals, and the commercial supply of these companion diagnostic tests. Our third-party collaborators may fail to obtain the required regulatory clearances or approvals, which could prevent or delay approval of our drug candidates. In addition, the commercial success of any of our drug candidates that require a companion diagnostic will be tied to and dependent upon the receipt of required regulatory clearances or approvals and the continued ability of such third parties to make the companion diagnostic commercially available on reasonable terms in the relevant geographies. Current commercially available diagnostic tests may become unavailable in the future.
A fast track designation by the FDA for our drug candidates may not actually lead to a faster development or regulatory review or approval process.
In November 2021, we announced that vimseltinib had been granted fast track designation by the FDA for the treatment of patients with TGCT who are not amenable to surgery. We intend to and may in the future seek fast track designation for some of our other drug candidates. If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address an unmet medical need for this condition, the drug sponsor may apply for FDA fast track designation. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular drug candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Even if we do receive fast track designation, we may not experience a faster development process, review, or approval compared to conventional FDA procedures. The FDA may rescind fast track designation if the drug candidate no longer meets the qualifying criteria for fast track designation, such as if the drug: (1) no longer demonstrates a potential to address unmet medical need or (2) is not being studied in a manner that shows the drug can treat a serious condition and meets an unmet medical need. A drug candidate may no longer demonstrate a potential to address an unmet medical need if a new product was approved under a traditional approval that addressed the same need or if emerging clinical data failed to show that the fast track designated drug candidate had the anticipated advantage over available therapy.

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
For the foregoing reasons, we cannot be certain that any ongoing or future preclinical studies or clinical trials, including our ongoing Phase 1 study of DCC-3116, our planned Phase 3 INSIGHT study, or our pan-RAF research program, will be successful. Any safety or efficacy concerns observed in any one of our preclinical studies or clinical trials in a targeted area could limit the prospects for regulatory approval of drug candidates in that and other areas, which could have a material adverse effect on our business and prospects.
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
There is a substantial amount of intellectual property litigation in the biotechnology and pharmaceutical industries, and we may become party to, or threatened with, litigation or other adversarial proceedings regarding intellectual property rights with respect to our drug or drug candidates, including interference proceedings before USPTO.
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
Investment in pharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We were formed and commenced operations in 2003. Other than QINLOCK, we have no approved products for commercial sale and have not generated sufficient revenue to result in a profit from product sales. We continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we have never been profitable and have incurred losses in each year since inception. For the years ended December 31, 2022, 2021, and 2020 we reported net losses of $178.9 million, $300.0 million, and $266.5 million, respectively. As of December 31, 2022, we had an accumulated deficit of $1.2 billion.
Since our inception, we have focused substantially all of our efforts and financial resources on developing our proprietary compound library, including, without limitation, the preclinical and clinical development of QINLOCK and our drug candidates and, more recently, establishing a commercial infrastructure. On May 15, 2020, QINLOCK was approved by the FDA for the treatment of adult patients with advanced GIST who have received prior treatment with three or more kinase inhibitors, including imatinib. Except for QINLOCK, all of our drug candidates, including vimseltinib and DCC-3116, are still in clinical stages of development. To date, we have not generated sufficient revenue to result in a profit from the product sales of QINLOCK and have funded our operations primarily with proceeds from the sales of our common stock in public offerings and under the Sales Agreement, sales of preferred shares, proceeds from the issuance of convertible notes, payments received under a concluded collaboration agreement, upfront and milestone payments received under our license agreement with Zai, borrowings under a repaid construction loan, and research and development grants from the Kansas Bioscience Authority. Since our inception, we received an aggregate of $1.4 billion in net proceeds from such transactions. As of December 31, 2022, our cash, cash equivalents, and marketable securities were $339.0 million.
We expect to incur operating losses for the foreseeable future, particularly as we commercialize QINLOCK and advance development of our drug and drug candidates. Our prior losses, combined with expected future losses, have had, and will continue to have, an adverse effect on our stockholders' equity and working capital. We expect to incur significant research and development expenses in connection with our ongoing and future clinical trials of QINLOCK in the planned Phase 3 INSIGHT study, vimseltinib, and DCC-3116, and development of any other future drug candidates we may choose to pursue. In addition, we will incur significant sales, marketing, and outsourced manufacturing costs and expenses in connection with the commercialization of QINLOCK and any other approved drugs in the future. We expect to incur costs associated with preparations for commercial activities in Europe in connection with the marketing approval for QINLOCK in select countries in Europe. We have and will also continue to incur additional costs associated with operating as a public company. As a result, we expect to continue to incur operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing and commercializing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.
Our ability to become profitable depends upon our ability to generate revenue. To date, we have not generated sufficient revenue to result in a profit from sales of QINLOCK, and we do not know when, or if, we will generate profits or positive operating cash flows. We also have only obtained marketing approval for QINLOCK for the treatment of fourth-line GIST in the U.S. and other select jurisdictions, and have not obtained marketing approval for any other indications or drug candidates. We do not expect to generate significant revenue from our drug candidates unless and until we obtain marketing approval for, and begin to sell, such drug candidates. Our ability to generate further revenue from sales of QINLOCK or revenue from sales of our drug candidates depends on a number of factors, including, but not limited to, our ability to:
•successfully commercialize or otherwise provide access to QINLOCK for the treatment of fourth-line GIST in the U.S., key European markets, and any other jurisdictions where we may receive marketing approval in the future;

•successfully complete our planned Phase 3 INSIGHT study of QINLOCK and our Phase 3 MOTION study for vimseltinib in patients with TGCT, advance our DCC-3116 program through clinical development, and nominate additional drug candidates from our switch control inhibitor platform;
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
To become and remain profitable, we must succeed in developing, and commercializing, products that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing preclinical testing and clinical trials for our drug candidates, discovering additional drug candidates, establishing arrangements with third parties for the manufacture of clinical and commercial supplies of our drug and drug candidates, obtaining marketing approval for our drug candidates, and manufacturing, marketing, and selling any products for which we obtain marketing approval, including QINLOCK. We are in early stages of many of these activities. We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability.
Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses we will incur or when, or if, we will be able to achieve profitability. If we are required by the FDA, the EMA, or other regulatory authorities to perform studies in addition to those currently expected, or if there are any delays in establishing appropriate manufacturing arrangements for, or in completing our clinical trials for, the development of any of our drug candidates, or as a result of impacts from the COVID-19 pandemic, global economic instability or global political developments including historically high inflation, rising interest rates and political unrest, our expenses could increase materially.
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
We have not yet demonstrated our ability to complete Phase 3 clinical trials other than for QINLOCK for the treatment of fourth-line GIST or the development of companion diagnostic tests and we have not generated sufficient revenue to result in a profit from product sales or profit from our operations. Consequently, we may never achieve or sustain profitability and any predictions you make about our future success or viability may not be as accurate as they could be if we had an operating history with these activities.
In addition, as a growing business entering into new stages of pharmaceutical development, we may encounter unforeseen expenses, difficulties, complications, delays, and other known or unknown factors. While we have transitioned from a company with a research and development focus to a company supporting commercial activities, we continue to have limited experience with activities designed to conduct large-scale sales, marketing, and distribution activities necessary for continued successful product commercialization.
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
Our management has broad discretion in the application of working capital, and stockholders do not have the opportunity to assess whether working capital is being used appropriately. Because of the number and variability of factors that will determine our use of our working capital, its ultimate use may vary substantially from its currently intended use. Management might not apply working capital in ways that ultimately increase stockholder value. Failure by us to apply working capital effectively could harm our business. Pending its use, we may invest our working capital in short-term, investment-grade, interest-bearing securities. These investments may not yield a favorable return to our stockholders. In addition, the fair value of such investments is subject to change as a result of potential market fluctuations, including resulting from global economic and political developments. If we do not invest or apply our working capital in ways that enhance stockholder value, we may fail to achieve expected financial results, which could cause our stock price to decline.
Risks Related to Our Capital Needs
We will require substantial additional funding. If we are unable to raise capital when needed, or on attractive terms, we could be forced to delay, reduce, or eliminate our research or drug development programs or commercialization efforts.
We expect to incur significant expenses in connection with our ongoing activities, particularly as we commercialize QINLOCK and initiate our planned Phase 3 INSIGHT study, and advance our drug candidates, vimseltinib and DCC-3116, and seek to identify lead drug candidates in our research programs. We expect increased expenses as we continue our research and development and initiate additional clinical trials and establish arrangements with third parties for the manufacture of clinical supplies of and seek marketing approval for our drug candidates. In addition, we expect to incur significant commercialization costs and expenses related to product manufacturing, marketing, sales, and distribution of QINLOCK, including related to our commercial launch in key European markets and any current or future drug candidate for which we may receive marketing approval. Furthermore, we expect to continue to incur costs associated with operating as a public company.

Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed, or on attractive terms, we could be forced to delay, reduce, or eliminate our research or drug development programs or our commercialization efforts.
We believe that our cash, cash equivalents, and marketable securities as of December 31, 2022, together with anticipated product, royalty, and supply revenues, and the net proceeds from our underwritten public offering completed in January 2023, but excluding any potential future milestone payments under our collaboration or license agreements will enable us to fund our operating expenses and capital expenditure requirements into 2026. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.
Our future capital requirements will depend on many factors, including:
•the scope, progress, costs, and results of drug discovery, preclinical development, and clinical trials for our drug candidates;
•the cost of maintaining, expanding, or contracting out sales, marketing, and distribution capabilities in connection with commercialization of QINLOCK or any future drugs for which we may receive marketing approval;
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
Identifying potential drug candidates and conducting preclinical testing and clinical trials and, for any drug candidates that receive marketing approval, establishing and maintaining a commercial infrastructure, is a time-consuming, expensive, and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain additional marketing approvals, including for QINLOCK in additional geographies, and achieve sufficient revenues to result in a profit for QINLOCK or any of our drug candidates that receive marketing approval. In addition, QINLOCK and any of our drug candidates that receive marketing approval may not achieve commercial success. Accordingly, we will need to obtain substantial additional funds to achieve our business objectives. Adequate additional funds may not be available to us on acceptable terms, or at all.

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
As of January 31, 2023, our executive officers and directors, and, based on filings required by Section 13 of the Exchange Act through February 1, 2023, combined with our stockholders who own more than 10% of our outstanding capital stock, beneficially own shares, in the aggregate, representing approximately 33% of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to exert significant influence over all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would have significant influence over the election of directors and approval of any merger, consolidation, or sale of all or substantially all of our assets. This concentration of ownership control may:
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
Our stock price is likely to be volatile. The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. Our common stock is currently quoted on the Nasdaq Global Select Market under the symbol “DCPH.” Since our common stock began trading on the Nasdaq Global Select Market on September 28, 2017, our stock has traded at prices as low as $6.51 per share and as high as $71.11 per share through January 31, 2023. Market prices for our common stock will be influenced by a number of factors, including:
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
•the success of our corporate strategy and goals;
•the level of expenses related to our drug or any of our drug candidates or clinical development programs;
•the results of our efforts to discover, develop, acquire, or in-license additional technologies or drug candidates, including our combination strategy with DCC-3116;
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
Furthermore, these third parties may have relationships with other entities, some of which may be our competitors, and have substantial other contractual obligations with their other clients. In addition, these third parties could experience business interruptions, for example in connection with global economic and political developments, that could hinder their ability to meet their contractual obligations to us or may delay their performance of the services they conduct for us. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical trials in accordance with regulatory requirements, applicable laws, rules and regulations, and our stated protocols, we will not be able to obtain, or may be delayed in obtaining, marketing approvals for our drug candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our drug candidates, if approved.

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
We do not own any manufacturing facilities. We produce in our research laboratories very small quantities of drug substance for evaluation in our research programs. We rely, and expect to continue to rely, on third parties for the manufacture of our drug candidates for preclinical and clinical testing, and for the commercial manufacture of any of our current and future drugs. As a general matter, our manufacturers represent our sole source of supply. This reliance on third parties increases the risk that we will not have sufficient quantities of our drug or drug candidates or such quantities at an acceptable cost or quality or in a timely manner, which could delay, prevent, or impair our development or commercialization efforts, or those of our partners. Although we actively manage these third-party relationships to ensure continuity, quality, and compliance with regulations, some events beyond our control, including global economic or political developments, could result in supply chain disruptions or the complete or partial failure of these manufacturing services. Any such failure or disruptions could materially adversely affect our business, financial condition, cash flows, and results of operations.
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
If any supplier facility does not pass a pre-approval inspection by the FDA or if the FDA finds significant deficiencies at any such facility as part of any NDA approval process for any drug candidate, we will not be able to commercialize this drug candidate until the third-party manufacturer comes into compliance or we secure an agreement for another facility, which is determined to be adequate by the FDA. If the FDA requires changes to our manufacturing process or the conditions, processes, or other matters at any supplier facility as part of its response to any NDA we may submit for a drug candidate, it will delay our approval. We have limited control over our third-party manufacturers' ability to make changes or respond to address any FDA concerns. Moreover, the facility that our supplier of QINLOCK will initially use to manufacture commercial supply has limited experience manufacturing a commercial drug product.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act), drafted in response to the U.S. COVID-19 pandemic, became law. Throughout the COVID-19 pandemic, there has been public concern over the availability and accessibility of critical medical products, and the CARES Act enhanced the FDA's existing authority with respect to drug shortage measures. Under the CARES Act, we must have in place a risk management plan that identifies and evaluates the risks to the supply of approved drugs for certain serious diseases or conditions for each establishment where the drug or active pharmaceutical ingredient is manufactured. The risk management plan will be subject to FDA review during an inspection. If we experience shortages in the supply of our marketed product, our results could be materially impacted.
For our other drug candidates, if approved, if we are not able to negotiate commercial supply terms with any third-party manufacturers, we may be unable to commercialize our drug candidates if they were to be approved, and our business and financial condition would be materially harmed. If we are forced to accept unfavorable terms for our relationships with any such third-party manufacturer, our business and financial condition would be materially harmed.
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
We have in the past, currently have, and may in the future, seek third-party licensees and/or collaborators for the development and commercialization of certain approved drugs or drug candidates on a selective basis. Our likely licensees and/or collaborators for any arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies, and biotechnology companies. For example, in 2019, we licensed QINLOCK for development and commercialization in Greater China to Zai, a China and U.S.-based commercial stage biopharmaceutical company. Zai received regulatory approval to market QINLOCK in the PRC and Hong Kong in March 2021 and Taiwan in September 2021. We will not derive product revenue from Zai's sales of QINLOCK in Greater China and will in return for the license rights granted receive specified payments in the form of an upfront payment, certain milestone payments, if achieved, and royalties on the licensee's sales of QINLOCK in Greater China during a specified period. In addition, our clinical development plan for DCC-3116 will initially focus on combination strategies for patients with documented RAS and RAF cancer mutations. We currently have and may in the future choose to enter into collaboration arrangements with other pharmaceutical companies for arrangements with DCC-3116.

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
•license and/or collaboration arrangements may subject us to exclusivity provisions which could restrict our ability to compete in certain territories, including those licensed to the licensee and/or collaborator;
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
Our drug development programs and the commercialization of QINLOCK and any drug candidates for which we obtain marketing approval will require substantial additional cash to fund expenses. In the past, we have been party to a collaboration agreement, which was concluded before completion because our collaboration partner elected not to pursue the development of the drug candidate beyond Phase 1 clinical trials. We have entered into a license transaction for development and commercialization of QINLOCK in Greater China. We may in the future decide to enter into additional licenses for QINLOCK or license to or collaborate with pharmaceutical and biotechnology companies for the development and potential commercialization of our drug candidates, including DCC-3116. We currently have and may in the future choose to enter into distribution arrangements with local distributors in jurisdictions where we gain marketing authorization but do not wish to invest in our own local sales and commercial support infrastructure.
We face significant competition in seeking appropriate licensees and/or collaborators or distributors. Our ability to reach a definitive agreement for a license, collaboration, or distribution agreement will depend, among other things, upon our assessment of the licensee/collaborator/distributor's resources and expertise, the terms and conditions of the proposed transaction, and the proposed licensee/collaborator/distributor's evaluation of a number of factors. Those factors may include the following:
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
•the existence of uncertainty with respect to our ownership of technology or other rights, which can exist if there is a challenge to such ownership without regard to the merits of the challenge; and
•industry and market conditions generally, including due to the impact of global economic instability and COVID-19.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
We currently lease a total of 82,346 rentable square feet of office space for our headquarters at 200 Smith Street, Waltham, Massachusetts (the Premises), of which 44,343 is subleased until May 2025. The initial term of our leases at the Premises will expire in November 2029 unless terminated earlier in accordance with the terms of the leases and we are entitled to two five-year options to extend the leases. Our existing space is used primarily for our clinical development and operations, medical affairs, commercial, regulatory, business development, and administrative functions.
Additionally, we lease 47,262 square feet of laboratory, office, and storage space in Lawrence, Kansas, which is used primarily for discovery research, preclinical research and non-clinical functions. The initial term of the leases in Lawrence, Kansas will expire on December 31, 2030 unless terminated earlier in accordance with the terms of the lease and the Company is entitled to two five-year options to extend the leases. The described leased space in Lawrence, Kansas includes space for leases that are less than 12 months, and as a result, these leases are not reflected within the consolidated balance sheets.
We also lease 861 square feet of space in Zug, Switzerland for our European headquarters, to accommodate our needs for office space in supporting our European commercialization efforts. The lease terms for such space are less than 12 months.
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
Holders of Our Common Stock
As of January 31, 2023, there were approximately two holders of record of shares of our common stock. This number does not include stockholders for whom shares are held in "nominee" or "street" name.
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
Securities authorized for issuance under equity compensation plans
Information about our equity compensation plans will be included in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.
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
The following graph compares the performance of our common stock to the Nasdaq Composite Index and to the Nasdaq Biotechnology Index from December 31, 2017 through December 31, 2022. The comparison assumes $100 was invested in our common stock and in each of the foregoing indices after the market closed on December 31, 2017, and it assumes reinvestment of dividends, if any. The stock price performance included in this graph is not necessarily indicative of future stock price performance.
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
Overview
We are a biopharmaceutical company focused on discovering, developing, and commercializing important new medicines to improve the lives of people with cancer. Leveraging our proprietary switch-control kinase inhibitor platform and deep expertise in kinase biology, we design kinase inhibitors to target the switch pocket region of the kinase with the goal of developing potentially transformative medicines. Through our patient-inspired approach, we seek to develop a broad portfolio of innovative medicines to improve treatment outcomes. QINLOCK, our switch-control tyrosine kinase inhibitor, was engineered using our proprietary drug discovery platform and developed for the treatment of fourth-line GIST. QINLOCK is approved in Australia, Canada, China, the EU, Hong Kong, Israel, Macau, New Zealand, Switzerland, Taiwan, the U.S., and the U.K. for the treatment of fourth-line advanced GIST. We wholly own QINLOCK and all of our drug candidates with the exception of a development and commercialization out-license agreement for QINLOCK in Greater China. In addition to QINLOCK, we have developed a robust pipeline of novel drug candidates using our switch-control kinase inhibitor platform, including vimseltinib and DCC-3116.
Our Drug and Drug Candidates
QINLOCK
QINLOCK, an orally administered kinase switch control inhibitor of the KIT and PDGFRA kinases, is approved in twelve territories for the treatment of fourth-line advance GIST.

In June 2019, we entered into the Zai License Agreement, pursuant to which we granted Zai exclusive rights to develop and commercialize QINLOCK, including the Licensed Products, in Greater China. In March and September 2021, the China NMPA and the Taiwan Food and Drug Administration, respectively, approved QINLOCK for the treatment of adult patients with advanced GIST who have received prior treatment with three or more kinase inhibitors, including imatinib. In March 2021, the Hong Kong Department of Health approved QINLOCK in Hong Kong for the treatment of adult patients with advanced GIST who have received prior treatment with imatinib, sunitinib, and regorafenib.
In November 2021, we announced top-line data from INTRIGUE, our Phase 3 study of QINLOCK for the treatment of second-line GIST. The INTRIGUE study did not meet the primary endpoint of improved PFS compared with the standard of care sunitinib. The Phase 3 INTRIGUE study is an interventional, randomized, global, multicenter, open-label study to evaluate the efficacy and safety of QINLOCK compared to sunitinib in patients with GIST previously treated with imatinib. In the study, 453 patients were randomized 1:1 to either QINLOCK 150 mg once daily or sunitinib 50 mg once daily for four weeks followed by two weeks without sunitinib.
In January 2023, we announced findings from an exploratory analysis using ctDNA analysis from the Phase 3 INTRIGUE study demonstrating substantial clinical benefit of QINLOCK in second-line GIST patients with mutations in KIT exon 11 and 17 and/or 18 and the absence of mutations in KIT exon 9, 13, and/or 14, which we also refer to as patients with mutations in KIT exon 11 and 17/18. Based on the results of the ctDNA analysis and discussions with the FDA, we expect to initiate the pivotal Phase 3 INSIGHT study of QINLOCK versus sunitinib in this patient population in the second half of 2023. Following QINLOCK’s EC approval in fourth-line GIST in November 2021, we have focused our direct commercial efforts in key European markets. We launched QINLOCK in Germany in January 2022 and have conducted the AP2 program in France since April 2022. We also plan to continue the European geographic expansion of QINLOCK in 2023, with planned commercial launches following conclusion of pricing and reimbursement negotiations in other key European markets. We plan to provide access to QINLOCK to fourth-line GIST patients in additional European countries through other channels.
Vimseltinib
Vimseltinib is an investigational, orally administered, potent, and highly-selective switch-control kinase inhibitor of the CSF1R.
We are currently studying vimseltinib in the pivotal Phase 3 study in patients with TGCT (MOTION study). The MOTION study is a two-part, randomized, double-blind, placebo-controlled study to assess the efficacy and safety of vimseltinib in patients with TGCT who are not amenable to surgery. In Part 1 of the study, eligible study participants will be assigned to receive either vimseltinib or matching placebo for 24 weeks. Participants assigned to placebo in Part 1 will have the option to receive vimseltinib in Part 2 of the study. Part 2 is a long-term treatment phase in which all participants will receive open-label vimseltinib. The primary endpoint of the study is ORR at 25 weeks as measured by RECIST v1.1 by blinded independent radiological review. We are also conducting an international, multicenter, ongoing open-label Phase 1/2 study designed to evaluate the safety, efficacy, PK, and PD of vimseltinib in patients with solid tumors and TGCT. Cohort A includes TGCT patients with no prior anti-CSF1/CSF1R (previous therapy with imatinib or nilotinib is allowed) and cohort B includes patients with prior anti-CSF1/CSF1R (previous therapy with imatinib or nilotinib alone is not allowed).
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
DCC-3116 is being studied in a Phase 1/2 study designed to evaluate the safety, tolerability, clinical activity, PK, and PD of DCC-3116 as a single agent and in combination with (i) trametinib, an FDA-approved MEK inhibitor, in patients with advanced or metastatic solid tumors with RAS, NF1, or RAF mutations, (ii) binimetinib, an FDA-approved MEK inhibitor, in patients with advanced or metastatic solid tumors with RAS, NF1, or RAF mutations, and (iii) sotorasib, an FDA-approved KRASG12C inhibitor, in patients with advanced or metastatic solid tumors with KRASG12C mutations..
Platform Development and Preclinical Pipeline
We are also making a focused investment in our next generation of research programs, which are designed to provide first-in-class or best-in-class treatments using our proprietary switch-control inhibitor platform. In November 2022, we announced the nomination of DCC-3084 as our pan-RAF development candidate. DCC-3084 is a selective inhibitor of BRAF/CRAF kinases that inhibits Class I, II, and III BRAF mutants, BRAF fusions, and NRAS mutant cell lines. In the first half of 2023, we plan to present in vitro and in vivo data demonstrating a preclinical profile as a potent and selective inhibitor of BRAF/CRAF kinases, with optimized pharmaceutical properties for development in both single-agent and combination opportunities. We also plan to submit an IND to the FDA for DCC-3084 in the second half of 2023. Our goal for the first half of 2023 is to announce the nomination of a development candidate from our proprietary discovery engine of novel switch control inhibitors. We also plan to continue to develop our in-licensed research-stage program, which targets the VPS34 kinase.
COVID-19
We continue to closely monitor the impact of the COVID-19 pandemic on our business operations in an effort to mitigate interruption to our clinical programs, research efforts, commercialization of QINLOCK, and other business activities and to ensure the safety and well-being of our employees, as well as the physicians and patients participating in our clinical trials. In addition, we actively monitor risks associated with potential interruptions to our clinical studies due to the impact of COVID-19 and are in frequent communication with clinical study sites and CROs. While all of our studies remain open for enrollment, we have experienced some delays or disruptions in enrollment and enrollment may in the future be temporarily paused for new patients at some sites. We will continue to assess the duration, scope, and severity of the COVID-19 pandemic as it evolves and monitor local COVID-19 trends and government guidance for each of our site and office locations. However, in light of the changing circumstances surrounding the COVID-19 pandemic, the operating environment remains fluid and uncertain, and the full significance of the impact of COVID-19 on our business and the duration for which it may have an impact cannot be determined at this time. For further information regarding the impact of the COVID-19 pandemic on us, see “Part I. Item 1A—Risk Factors” included in this Annual Report on Form 10-K.
Components of Our Results of Operations
Revenues
QINLOCK is approved in Australia, Canada, China, the EU, Hong Kong, Israel, New Zealand, Switzerland, Taiwan, the U.S. and the U.K. for the treatment of fourth-line GIST. We may generate revenue in the future from a combination of product sales or payments from collaboration, distribution, or any potential additional license agreements that we may enter into with third parties. We expect that our revenue in the foreseeable future will be derived primarily from sales of QINLOCK and, payments owed to us under the license (Zai License Agreement) and supply (Zai Supply Agreement) agreements we entered into with Zai in June 2019 and February 2020, respectively, including royalty revenues under the Zai License Agreement following the approvals of QINLOCK in the PRC and Hong Kong in March 2021. We cannot provide assurance as to what extent we will generate revenue from the commercialization of QINLOCK or if, when, or to what extent we will generate revenue from the commercialization and sale of our drug candidates for which we may receive marketing approval, if any. Additionally, we cannot provide assurance as to the extent of future royalty payments, the timing of future milestone payments, or that we will achieve and receive any future milestone payments at all. We may never succeed in obtaining regulatory approval for any of our drug candidates other than QINLOCK.
Product Revenues, Net
During the years ended December 31, 2022, 2021, and 2020, our only source of product revenues was from the sales of QINLOCK. Product revenues are recorded net of estimates of variable consideration. Please read Note 2, Summary of Significant Accounting Policies and Note 3, Revenues, of these consolidated financial statements included in this Form 10-K for further details of the reserves recorded for variable considerations.
Collaboration Revenues
For the years ended December 31, 2022, 2021, and 2020, collaboration revenues were associated with the Zai License Agreement and Zai Supply Agreement, as applicable.
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
Cost of sales for newly launched products will not include the full cost of manufacturing until the initial pre-launch inventory is depleted, and additional inventory is manufactured and sold. The gross margin on sales of QINLOCK for the years ended December 31, 2022, 2021, and 2020 was enhanced by sales of the initial pre-launch inventory, and therefore, use of active pharmaceutical ingredients and components that were previously expensed as research and development expenses prior to the launch of QINLOCK, referred to as zero cost inventories. However, we do not expect that the cost of sales as a percentage of net sales of QINLOCK will increase significantly after we have sold all zero cost inventories and commenced the sales of inventories which will reflect the full cost of manufacturing. We began selling inventory with the full cost of manufacturing in the fourth quarter of 2022.
Operating Expenses
The successful development and commercialization of our drug and drug candidates is highly uncertain. This is due to the numerous risks and uncertainties, including the following:
•successfully commercializing or otherwise providing access to QINLOCK for the treatment of advanced fourth-line GIST in the U.S., key European markets, and any other jurisdictions where we may receive marketing approval in the future;
•successful initiation and completion of our planned Phase 3 INSIGHT study of QINLOCK and our Phase 3 MOTION study for vimseltinib in TGCT patients, advancing our DCC-3116 program through clinical;
•development, and nominating additional drug candidates from our switch control inhibitor platform;
•the rate and degree of market acceptance of QINLOCK or any current or future drug candidate for which we may receive marketing approval;
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
Research and development activities are central to our business model. Drugs and drug candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect research and development expenses associated with our drug and drug candidate programs will increase in 2023 as these programs progress. We do not believe that it is possible at this time to accurately project total program-specific expenses through commercialization. There are numerous factors associated with the successful commercialization of our drug and any of our drug candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. Additionally, future commercial and regulatory factors beyond our control will impact our clinical development programs and plans.
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
We anticipate that our selling, general, and administrative expenses will increase modestly overall due to increased selling, general, and administrative expenses to be incurred related to the continued planned launches of QINLOCK in new jurisdictions in 2023. We also anticipate that we will continue to incur accounting, audit, legal, regulatory, compliance, and investor and public relations expenses associated with the business and continued operations as a public company.
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
Income Taxes
On October 2, 2017, immediately prior to the completion of our initial public offering (IPO), we engaged in a series of transactions whereby Deciphera Pharmaceuticals, LLC became a wholly owned subsidiary of Deciphera Pharmaceuticals, Inc., a Delaware corporation (the Conversion). Prior to the Conversion, we were treated as a partnership for tax purposes and had not been subject to U.S. federal or state income taxation. Upon the Conversion, we became subject to typical corporate U.S. federal and state income taxation; however, we do not have net operating loss (NOL) carryforwards from periods prior to October 2, 2017 available to offset taxable income earned in future periods in which we will be treated as a corporation. We have considered our history of cumulative net losses incurred since inception and have concluded that it is more likely than not that we will not realize the benefits of our deferred tax assets. Accordingly, a full valuation allowance has been established against our deferred tax assets as of December 31, 2022.
Since the Conversion in October 2017, we have not recorded any U.S. federal, state or foreign income tax benefits for either the net losses we have incurred or our earned research and orphan drug credits, due to the uncertainty of realizing a benefit from those items in the future. As of December 31, 2022, we had NOL carryforwards for federal income tax purposes of $847.4 million, of which all may be carried forward indefinitely but are subject to an 80% limitation. As of December 31, 2022, we had NOL carryforwards for state income tax purposes of $707.0 million, which begin to expire in 2037. We also had federal and state research and orphan drug credits of $43.9 million and $4.5 million, respectively, as of December 31, 2022, which begin to expire in 2037 and 2032, respectively. We also had foreign NOL carryforwards of $26.5 million as of December 31, 2022, which will begin to expire in 2026.
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
Government rebates: Government rebates consist of Medicare, Tricare, Medicaid, and other governmental rebates in the U.S. and other similar programs in other countries, including countries in which we are accruing for estimated rebates because final pricing has not yet been negotiated. These reserves are recorded in the same period the related revenue is recognized. For Medicare, we also estimate the number of patients in the prescription drug coverage gap for whom we will owe a rebate under the Medicare Part D program.
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

Results of Operations
Comparison of the Years Ended December 31, 2022, 2021, and 2020
The following table summarizes our results of operations for the years ended December 31, 2022, 2021, and 2020:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Revenues:
Product revenues, net	$125,504	$87,389	$39,461
Collaboration revenues	8,532	8,759	2,626
Total revenues	134,036	96,148	42,087
Cost and operating expenses:
Cost of sales	8,770	2,932	225
Research and development	187,821	257,040	198,970
Selling, general, and administrative	120,167	136,253	114,082
Total cost and operating expenses	316,758	396,225	313,277
Loss from operations	(182,722)	(300,077)	(271,190)
Other income (expense):
Interest and other income, net	4,513	113	4,701
Total other income (expense), net	4,513	113	4,701
Loss before income tax expense	(178,209)	(299,964)	(266,489)
Income tax expense	722	—	—
Net loss	$(178,931)	$(299,964)	$(266,489)
Revenues
Product Revenues, Net
During the years ended December 31, 2022 and 2021, our only source of product revenues was from the sales of QINLOCK, which commenced in the U.S. in May 2020 following the FDA approval of QINLOCK on May 15, 2020 and during 2020, 2021 and 2022 in certain other jurisdictions following regulatory approval or on a named patient basis.
During the years ended December 31, 2022, 2021, and 2020 net product revenues by geography consisted of the following:

	Year Ended December 31,
(in thousands)	2022	2021	2020
U.S.	$97,216	$81,476	$37,989
Rest of world	28,288	5,913	1,472
Total product revenues, net	$125,504	$87,389	$39,461
For the year ended December 31, 2022 compared to the same period in 2021, U.S. net product revenues increased $15.7 million, primarily due to increased sales volume and an increase in net price. The increase in volume was primarily driven by an increase in the average duration of therapy as the real-world persistency curve continues to mature and more fully reflects the impact of patients who receive a prolonged clinical benefit from QINLOCK.
For the year ended December 31, 2021 compared to the same period in 2020, U.S. net product revenues increased $43.5 million primarily due to full quarters of sales in the U.S. in the first and second quarters of 2021 compared to a partial quarter of sales in the U.S. in the second quarter of 2020 and increased sales volume in the U.S. during the third and fourth quarters of 2021 compared to the same periods in 2020 as we continued our commercialization efforts.
For the year ended December 31, 2022 compared to the same period in 2021, rest of world net product revenues increased $22.4 million, primarily due to increased sales volume of QINLOCK in Germany, which launched in January 2022, and in France, where we have conducted a AP2 program since April 2022, as we continued our commercialization efforts.

For the year ended December 31, 2021 compared to the same period in 2020, rest of world net product revenues increased $4.4 million primarily due to increased sales in other jurisdictions following regulatory approval or on a named patient basis for the full year during 2021 compared to the third and fourth quarters in 2020 as we continued our commercialization efforts.
Collaboration Revenues
For the year ended December 31, 2022 compared to the same period in 2021, collaboration revenues decreased $0.2 million primarily due to the recognition of a $5.0 million development milestone in the first quarter of 2021 associated with the approval of QINLOCK for the treatment of adult patients with advanced GIST who have received prior treatment with three or more kinase inhibitors, including imatinib, by the China NMPA in March 2021, partially offset by an increase in revenues under the Zai Supply Agreement and an increase in royalty revenues recognized under the Zai License Agreement.
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
During the years ended December 31, 2022, 2021, and 2020, cost of sales by type consisted of the following:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Cost of product sales	$2,674	$1,305	$225
Cost of collaboration sales	6,096	1,627	—
Total cost of sales	$8,770	$2,932	$225
For the year ended December 31, 2022 compared to the same period in 2021, cost of sales increased $5.8 million primarily due to costs associated with the commercial inventory of QINLOCK sold under the Zai Supply Agreement and increased product sales of QINLOCK in Germany and France. During the year ended December 31, 2022 and 2021, cost of sales also included charges of $0.9 million and less than $0.1 million, respectively, for inventory written down as a result of excess, obsolescence, unmarketability, or other reasons. There were no inventory amounts written down and charged to cost of sales during the year ended December 31, 2020.
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
Prior to the fourth quarter of 2022, cost of sales associated with product sales of QINLOCK were primarily related to the sales of zero cost inventories, which consisted of packaging, labeling, shipping, and distribution costs. As a result, the full costs of manufacturing QINLOCK inventory are not included in cost of sales during the years ended December 31, 2022, 2021 and 2020.

Prior to receiving FDA approval for QINLOCK in May 2020, we manufactured inventory to be sold and recorded approximately $6.0 million related to this inventory build-up as research and development expense. During the years ended December 31, 2020 and 2019, we recorded approximately $1.0 million and $5.0 million, respectively, of such costs related to the build-up of this inventory as research and development expense. We did not record any such costs related to the build-up of this inventory as research and development expense during the years ended December 31, 2022 and 2021.
Utilizing the actual direct costs to manufacture QINLOCK prior to receiving FDA approval, had the previously expensed inventory been capitalized and recognized when sold, the total cost of sales with these manufacturing costs included for the years ended December 31, 2022, 2021, and 2020, would have increased by approximately $1.9 million, $1.9 million and $0.6 million, respectively.
We do not expect our cost of sales for QINLOCK to increase significantly as a percentage of net sales in future periods as we continue to produce inventory for future sales, which will reflect the full cost of manufacturing, and then sell such inventory. We continued to sell the zero cost inventories of QINLOCK in the U.S. through the third quarter of 2022, and began selling inventory with the full cost of manufacturing in the fourth quarter of 2022.
Operating Expenses

Research and Development Expenses
QINLOCK
For the year ended December 31, 2022 compared to the same period in 2021, research and development expenses related to QINLOCK decreased primarily as a result of decreased clinical trial expenses of $26.7 million, decreased manufacturing expenses of $8.4 million and a decrease due to the restructuring charges incurred in the fourth quarter of 2021 of $10.9 million related to the termination of agreements and the discontinuation of the Phase 1b/2 MEKi combination study. Clinical trial expenses for QINLOCK decreased primarily as a result of decreased expenses associated with INTRIGUE, our Phase 3 study of QINLOCK for the treatment of second-line GIST, which we initiated in December 2018 and for which enrollment was completed in December 2020 and our ongoing Phase 1 trial of QINLOCK. Manufacturing costs decreased primarily due to timing of processing of inventory for clinical and commercial use.
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
Vimseltinib
For the year ended December 31, 2022 compared to the same period in 2021, research and development expenses related to our vimseltinib program increased primarily as a result of increases in clinical trial expenses of $7.8 million. Clinical trial expenses increased primarily due to increased activities associated with our Phase 3 study of vimseltinib in patients with TGCT, MOTION, which was initiated in the fourth quarter of 2021 and increased clinical pharmacology study activities, partially offset by a decrease in clinical trial expense associated with our Phase 1/2 study of vimseltinib to assess the safety, tolerability, pharmacokinetics, and pharmacodynamics in patients with TGCT.
For the year ended December 31, 2021 compared to the same period in 2020, research and development expenses related to our vimseltinib program increased primarily as a result of increases in clinical trial expenses of $7.8 million and manufacturing costs of $4.2 million. Clinical trial expenses increased primarily due to start-up activities associated with our Phase 3 study of vimseltinib in patients with TGCT, MOTION, which we initiated in the fourth quarter of 2021, increased activities associated with our ongoing Phase 1/2 study of vimseltinib to assess the safety, efficacy, pharmacokinetics, and pharmacodynamics in patients with TGCT, and increased clinical pharmacology study activities. Manufacturing costs for the vimseltinib program increased as a result of increased activities to support clinical trials.
Rebastinib
For the year ended December 31, 2022 compared to the same period in 2021, research and development expenses related to our rebastinib program decreased primarily as a result of the discontinuation of our Phase 1/2 rebastinib program in the fourth quarter of 2021 following the corporate restructuring implemented in the fourth quarter of 2021.
For the year ended December 31, 2021 compared to the same period in 2020, research and development expenses related to our rebastinib program primarily increased as a result of restructuring charges incurred in the fourth quarter of 2021 of $5.5 million due to the decision to discontinue the rebastinib program and an increase in manufacturing costs of $1.1 million, partially offset by decreases in clinical trial expenses of $3.9 million. The increase in manufacturing costs is primarily due to manufacturing completed in advance of performing late stage development and registration readiness activities for the drug candidate as it was moving towards a potential pivotal trial in 2022 prior to discontinuation of the program in the fourth quarter of 2021 The decrease in clinical trial expenses was primarily associated with our Phase 1b/2 trial of rebastinib in combination with paclitaxel due to the completion of enrollment of multiple cohorts in the trial, including completion of enrollment in Part 2, Stage 2 of both the endometrial and platinum-resistant ovarian cancer cohorts, as announced in February 2021.
DCC-3116
For the year ended December 31, 2022 compared to the same period in 2021, research and development expenses related to our DCC-3116 program increased primarily as a result of increases in manufacturing costs of $7.5 million and increases in clinical trial expenses of $3.2 million, associated with our Phase 1 study of DCC-3116, which we initiated in June 2021, partially offset by a decrease in preclinical expense of $0.4 million, due to the program moving from the preclinical to clinical stage in June 2021.
For the year ended December 31, 2021 compared to the same period in 2020, research and development expenses related to our DCC-3116 program changed as we completed preclinical studies, submitted our IND, and initiated our first clinical trial for DCC-3116 in the second quarter of 2021. For the year ended December 31, 2021 compared to the same period in 2020, the changes in expenses resulted in increases in clinical trial expenses of $2.0 million and manufacturing costs of $1.1 million associated with our Phase 1 study of DCC-3116, partially offset by decreased preclinical activities, including IND-enabling studies, of $1.8 million.
Preclinical
For the year ended December 31, 2022 compared to the same period in 2021, the decrease in preclinical costs of $4.7 million, was primarily due to a $4.0 million upfront payment to Sprint Bioscience (Sprint) pursuant to the Sprint Agreement, an agreement to exclusively in-license worldwide rights to a research-stage program targeting VPS34, a key kinase in the autophagy pathway for the potential treatment of cancer, during the third quarter of 2021. For further details on the Sprint Agreement, please read Note 11, In-License Agreement, to the consolidated financial statements included in this Form 10-K.
For the year ended December 31, 2021 compared to the same period in 2020, the increase in preclinical costs of $8.6 million, were primarily due to a $4.0 million upfront payment to in-license our preclinical program VPS34, pursuant to the Sprint Agreement during the third quarter of 2021 in addition to increased activities for our early-stage drug research programs. For further details on the Sprint Agreement, please read Note 11, In-License Agreement, to the consolidated financial statements included in this Form 10-K.
Unallocated expenses
For the year ended December 31, 2022 compared to the same period in 2021, the decrease in unallocated research and development expenses were primarily associated with a decrease due the restructuring charges incurred in the fourth quarter of 2021 of $5.9 million and a decrease in personnel-related costs of $0.8 million. The decrease in personnel-related costs was primarily due to the cost reduction measures included in the corporate restructuring implemented in the fourth quarter of 2021, partially offset by an increase in employee expenses related to our international employees, who were primarily hired in the second half of 2021, and an increase in stock-based compensation expense of $1.5 million, primarily due to stock-based compensation grants issued in the fourth quarter of 2021 in connection with our corporate restructuring. Additionally, unallocated research and development expenses decreased $3.1 million due to a change in estimate as certain of our clinical trials are closing.
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
We expect research and development expenses associated with our drug and drug candidate programs will increase in 2023 as these programs progress.
Selling, General, and Administrative Expenses
For the year ended December 31, 2022 compared to the same period in 2021, the decrease in selling, general, and administrative expenses was primarily associated with decreases in professional and consultant fees of $10.4 million, the absence of restructuring charges incurred in the fourth quarter of 2021 of $4.0 million, partially offset by an increase in personnel-related costs of $0.4 million. The decreases in professional and consultant fees were primarily due to a decrease in various advisory fees related to establishing, in the prior year period, a targeted commercial infrastructure and commercialization preparedness in key European markets to support the launch of QINLOCK in Germany in January 2022 and to conduct the AP2 program in France which began in April 2022. The increases in personnel-related costs were primarily due an increase in stock-based compensation expense of $4.3 million, primarily due to stock-based compensation grants issued in the fourth quarter of 2021 in connection with our corporate restructuring, and an increase in employee expenses related to our international employees, who were primarily hired in the second half of 2021, partially offset by the cost reduction measures included in our corporate restructuring implemented in the fourth quarter of 2021.
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
We anticipate that our selling, general, and administrative expenses will increase modestly overall due to increased selling, general, and administrative expenses to be incurred related to the continued launch of QINLOCK in additional jurisdictions in 2023.
Interest and Other Income, Net
For the year ended December 31, 2022 compared to the same period in 2021, the increase in interest and other income, net, was primarily due to increased interest income on our cash equivalents and marketable securities associated with an increase in our investment holdings as well as an increase in interest rates in the current period resulting in higher yield investments.
For the year ended December 31, 2021 compared to the same period in 2020, the decrease in interest and other income, net, was primarily due to decreases in interest income earned on our cash equivalents and marketable securities associated with our decrease in marketable securities and holdings of lower yield investments during the year ended December 31, 2021.
Income tax expense
For the year ended December 31, 2022 compared to the same period in 2021, the increase in income tax expense was primarily due to increased revenue recorded in international jurisdictions.
Inflation
Inflation generally affects us by increasing our cost of labor. We do not believe that inflation had a material effect on our business, financial condition, or results of operations during the years ended December 31, 2022, 2021, and 2020.
Restructuring
In November 2021, we announced a corporate restructuring intended to prioritize clinical development of select programs, streamline commercial operations, maintain a focus on discovery research, and extend our cash runway.
As a result of the restructuring, we recognized a one-time charge in the fourth quarter of 2021 of approximately $26.2 million. This charge included approximately $9.8 million of employee-related termination costs and approximately $16.4 million of discontinuation costs such as contract termination fees and non-cancellable commitments related to the rebastinib and ripretinib programs. These amounts were incurred and paid by the end of 2022.
The following table summarized the charges and spending related to the Company’s restructuring efforts during the year ended December 31, 2022:

(in thousands)	Workforce Reduction	Pipeline Programs	Total
Restructuring reserve as of December 31, 2021	$7,383	$13,408	$20,791
Adjustments to previous estimates, net	(374)	192	(182)
Payments	(7,009)	(13,600)	(20,609)
Restructuring reserve as of December 31, 2022	$—	$—	$—

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
As a result, we have incurred significant operating losses since our inception. We have generated limited revenue to date primarily from our product sales and under the Zai License Agreement and Zai Supply Agreement. QINLOCK is approved in nine territories for the treatment of fourth-line GIST. During the years ended December 31, 2022, 2021 and 2020, our product revenues were primarily derived from sales of QINLOCK in the U.S. Additionally, we launched QINLOCK in Germany in January 2022 and have conducted the AP2 program in France since April 2022. We have also entered into exclusive distributor arrangements to facilitate product sales of QINLOCK in select geographies where we do not currently intend to distribute QINLOCK on our own. During the second quarter of 2021, following the approvals of QINLOCK in the PRC and Hong Kong in March 2021, we also began to recognize royalty revenues under the Zai License Agreement. However, we cannot provide assurance as to what extent we will generate revenue from the commercialization of QINLOCK by us or our partners. We do not expect to generate revenue from sales of any drug candidates in the near future, if at all, unless and until we obtain marketing approval for, and begin to sell, such drug candidates. We may never generate revenues that are significant enough to achieve profitability.
On October 2, 2017, we completed the IPO of our common stock. Since October 2017, we have primarily supported our operations by completing issuances of our common stock through our IPO, subsequent follow-on offerings, including our underwritten public offerings in April 2022 and January 2023, and an Open Market Sale Agreement℠ (the Sales Agreement and as amended, the Amended Sales Agreement) with Jefferies LLC (Jefferies). Through such issuances, we have issued and sold 45,156,736 shares of our common stock and pre-funded warrants to purchase 9,748,761 shares of our common stock resulting in net proceeds of $1.3 billion, after deducting underwriting discounts and commissions and other offering expenses.
In April 2022, we entered into an underwriting agreement with J.P. Morgan Securities LLC and Jefferies, as representatives of the several underwriters named therein, relating to the issuance and sale of an aggregate of 7,501,239 shares of our common stock at a public offering price of $10.00 per share to certain investors. In addition, we issued and sold pre-funded warrants to purchase 9,748,761 shares of our common stock at a purchase price of $9.99 per pre-funded warrant, which equals the public offering price per share of the common stock less the $0.01 exercise price per share of each pre-funded warrant. The offering closed on April 29, 2022, resulting in net proceeds of $163.4 million, after deducting underwriting discounts and commissions and other offering expenses.
During the year ended December 31, 2022, 892,798 shares of pre-funded warrants were exercised, resulting in net proceeds of less than $0.1 million. As of December 31, 2022, there were 8,855,963 pre-funded warrants outstanding.
In August 2022, we entered into an amendment to our existing Sales Agreement with Jefferies, pursuant to which we may issue and sell shares of our common stock having aggregate offering proceeds of up to $200.0 million (the Shares) from time to time through Jefferies as our sales agent. Upon delivery of a placement notice and subject to the terms and conditions of the Amended Sales Agreement, Jefferies may sell the Shares by any method permitted by law deemed to be an "at the market offering" as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. We may sell the Shares in amounts and at times to be determined by us from time to time subject to the terms and conditions of the Amended Sales Agreement, but we have no obligation to sell any Shares under the Amended Sales Agreement. We or Jefferies may suspend or terminate the offering of Shares upon notice to the other party and subject to other conditions. During the year ended December 31, 2021, we issued 172,094 shares under the Sales Agreement resulting in net proceeds of $8.5 million, after deducting discounts and commissions and other offering expenses. During the year ended December 31, 2022, we did not issue any shares under the Sales Agreement or the Amended Sales Agreement. As of December 31, 2022, there was $172.5 million available for future issuance under the Amended Sales Agreement.
On January 18, 2023, we delivered written notice to Jefferies that we were suspending and terminating the prospectus related to the Shares issuable pursuant to the terms of the Amended Sales Agreement. As a result, we will not make any sales of our securities pursuant to the Amended Sales Agreement, unless and until a new prospectus, prospectus supplement, or a new registration statement relating to the Shares is filed. Other than the termination of the prospectus, the Amended Sales Agreement remains in full force and effect.

In January 2023, we entered into an underwriting agreement with J.P. Morgan Securities LLC, Jefferies, Cowen and Company, LLC, and Guggenheim Securities, LLC, as representatives of the several underwriters named therein, relating to the issuance and sale of an aggregate of 7,986,111 shares of our common stock at a public offering price of $18.00 per share. The offering closed on January 24, 2023, resulting in net proceeds of $134.7 million, after deducting underwriting discounts and commissions and other offering expenses.
Public issuances of our common stock and shares issued pursuant to the underwriters' partial or full exercises of options to purchase additional shares of common stock, if applicable, associated with our IPO, subsequent follow-on offerings, and issuances of shares pursuant to the Sales Agreement have been summarized in the following table:

	Price per Share¹	Shares Issued in Public Offering			Shares Issued Pursuant to The Underwriters' Exercise of Options to Purchase Additional Shares of Common Stock (if applicable)			Total
(in millions, except share and per share amounts)		Date	Shares Issued	Net Proceeds²	Date	Shares Issued	Net Proceeds²	Shares Issued	Net Proceeds²
IPO	$17.00	October 2, 2017	7,500,000	$114.1	October 4, 2017	666,496	$10.5	8,166,496	$124.6
June 2018 Follow-on Public Offering	40.00	June 11, 2018	4,300,000	161.0	June 20, 2018	645,000	24.3	4,945,000	185.3
Third Quarter of 2019 Follow-on Public Offering	37.00	August 19, 2019	10,810,810	375.4	September 3, 2019	1,621,621	56.4	12,432,431	431.8
February 2020 Follow-on Public Offering	55.00	February 19, 2020	3,181,818	163.7	February 25, 2020	477,272	24.7	3,659,090	188.4
Issuances Pursuant to the Sales Agreement, as amended[3]	Various[3]	Various[3]	466,369	26.4	Not applicable			466,369	26.4
April 2022 Follow-on Public Offering	10.00	April 26, 2022	5,251,239	142.0	April 29, 2022	2,250,000	21.4	7,501,239	163.4
January 2023 Follow-on Public Offering	18.00	January 24, 2023	6,944,445	117.1	January 24, 2023	1,041,666	17.6	7,986,111	134.7
Total								45,156,736	$1,254.6
1.The price per share presented above represents the price per share at which shares were sold for both the public offering of shares and the underwriters' exercise of options to purchase additional shares, if applicable.
2.Proceeds are presented net of underwriting discounts and commissions and other offering expenses.
3.Information presented above represents the total number of shares of our common stock issued, and total net proceeds from issuances of shares of our common stock, pursuant to the Sales Agreement through December 31, 2022. Shares issued pursuant to the Sales Agreement were sold on multiple days at varying prices.
Cash Flows
As of December 31, 2022, our principal sources of liquidity were cash, cash equivalents, and marketable securities of $339.0 million, which consisted of cash, money market funds, U.S. government securities, commercial paper, corporate debt securities, and certificates of deposit. The primary objectives of our investment activities are to preserve principal, provide liquidity, and maximize income without significantly increasing risk. Given the nature of these investments, we believe that the market for these instruments is not illiquid.

The following table summarizes our sources and uses of cash and cash equivalents for each of the periods presented:

	December 31,
(in thousands)	2022	2021	2020
Net cash flows used in operating activities	$(152,862)	$(240,824)	$(239,683)
Net cash flows (used in) provided by investing activities	(34,309)	176,848	28,459
Net cash flows provided by financing activities	164,994	14,890	226,801
Net (decrease) increase in cash and cash equivalents	$(22,177)	$(49,086)	$15,577
Operating Activities
During the year ended December 31, 2022 compared to the same period in 2021, net cash flows used in operating activities decreased $88.0 million, primarily resulting from a decrease in our net loss of $121.0 million, as well as an increase in share-based compensation of $5.9 million, partially offset by increases in net cash flows related to changes in our operating assets and liabilities of $32.5 million. The increase in net cash flows related to changes in our operating assets and liabilities were generally due to the timing of vendor invoicing and payments.
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
Investing Activities
During the year ended December 31, 2022 compared to the same period in 2021, net cash flows used in investing activities increased $211.2 million, primarily resulting from a decrease in proceeds from maturities and sales of marketable securities of $228.9 million, partially offset by a decrease in purchases of marketable securities of $12.6 million, a decrease in purchases of property and equipment of $1.1 million and a $4.0 million upfront payment pursuant to the Sprint Agreement during the third quarter of 2021. For further details on the Sprint Agreement, please read Note 11, In-License Agreement, to the consolidated financial statements included in this Form 10-K.
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
Financing Activities
During the year ended December 31, 2022 compared to the same period in 2021, net cash flows provided by financing activities increased $150.1 million, primarily resulting from an increase in net proceeds from offerings of our common stock and pre-funded warrants of $154.8 million, partially offset by a decrease in proceeds from stock option exercises and employee stock purchase plan activity of $4.7 million. Net of underwriting discounts and commissions and other offering costs, the increase in proceeds from offerings was due to our issuance of common stock and pre-funded warrants in a follow-on public offering in April 2022 of $163.4 million as compared to our issuances under the Sales Agreement during the year ended December 31, 2021 of $8.5 million.
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

Funding Requirements
Our ability to generate product revenues sufficient to achieve profitability will depend heavily on the successful commercialization of QINLOCK and eventual commercialization of one or more of our drug candidates. Our net loss was $178.9 million, $300.0 million, and $266.5 million for the years ended December 31, 2022, 2021, and 2020, respectively. As of December 31, 2022, we had an accumulated deficit of $1.2 billion. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We expect that our expenses and capital requirements will continue to increase in connection with our ongoing activities, particularly as we:
•continue to commercialize QINLOCK in the U.S., and continue to build our global commercial capability as we actively prepare to bring QINLOCK to eligible patients around the world, including in key European markets;
•initiate and conduct our planned Phase 3 INSIGHT study of QINLOCK, the development of companion diagnostic tests related to INSIGHT and other expenses that may be borne as a result of the new trial;
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
As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Even if we are able to generate substantial product sales of QINLOCK, we may not become profitable. Until we become profitable, if ever, we expect to finance our operations primarily through a combination of equity, debt, or other financings, product, royalty, and supply revenues, collaborations, strategic alliances, and marketing, distribution, or additional licensing arrangements. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. Market volatility resulting from global economic developments, political unrest, and high inflation, the COVID-19 pandemic or other factors could also adversely impact our ability to access capital as and when needed. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, limit, reduce, or terminate our research, product development, or commercialization efforts or grant rights to develop and market drugs and drug candidates that we would otherwise prefer to develop and market ourselves.
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
•the cost to develop companion diagnostic tests as needed for each of our drug candidates;
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
We believe that our cash, cash equivalents, and marketable securities as of December 31, 2022 of $339.0 million, together with anticipated product, royalty, and supply revenues, and the net proceeds from our underwritten public offering completed in January 2023, but excluding any potential future milestone payments under our collaboration or license agreements will enable us to fund our operating expenses and capital expenditure requirements into 2026. We have based these estimates on assumptions that may not be achieved, and we could utilize our available capital resources sooner than we expect.
Contractual Obligations and Commitments
We have entered into arrangements that contractually obligate us to make payments that will affect our liquidity and cash flows in future periods. Such arrangements include those related to our lease commitments and commercial supply agreements.
Lease Commitments
Our lease commitments reflect payments due for our lease agreements for office space at the Premises that expire in November 2029, laboratory, office, and storage space in Lawrence, Kansas under lease agreements that expire in December 2030, and office space in key European markets to support European commercialization which have terms of less than 12 months. As of December 31, 2022, our contractual commitments for our leases were $35.8 million, of which $5.2 million is expected to be paid within one year, and $30.6 million will be paid over the remaining term of such leases. For additional information on our leases and timing of future payments, please read Note 7, Leases, to the consolidated financial statements included in this Form 10-K.
Commercial Supply Agreements
We have entered into commercial supply agreements related to the supply of QINLOCK that require us to make binding forecasts for a certain amount of purchases. The related cancellation clauses would as a general matter require us to pay the full amount of these binding forecasts. As of December 31, 2022, our contractual commitments for such obligations were $7.5 million, which are expected to be paid within one year.
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
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our cash, cash equivalents, and marketable securities as of December 31, 2022 consisted of cash, money market funds, U.S. government securities, commercial paper, corporate debt securities, and certificates of deposit. The primary objectives of our investment activities are to preserve principal, provide liquidity, and maximize income without significantly increasing risk. We have policies requiring us to invest in high-quality issuers, limit our exposure to any individual issuer, and ensure adequate liquidity. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of interest rates. Because of the general short-term nature of the instruments in our portfolio, we believe that a sudden change in market interest rates would not be expected to have a material impact on our financial position or results of operations. A potential change in fair value for interest rate sensitive instruments, which include marketable securities, has been assessed on a hypothetical 100 basis point adverse movement across all maturities. As of December 31, 2022 and 2021, we estimate that such hypothetical 100 basis point adverse movement would result in a hypothetical loss in fair value of approximately $2.7 million and $2.4 million, respectively, to our interest rate sensitive instruments.
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

ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
DECIPHERA PHARMACEUTICALS, INC.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Deciphera Pharmaceuticals, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Deciphera Pharmaceuticals, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive loss, of stockholders' equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Accrued External Research and Development Expenses
As described in Notes 2 and 8 to the consolidated financial statements, the Company has entered into various research and development contracts with research institutions and other companies both inside and outside of the U.S. Management records accruals for estimated ongoing research costs. Within accrued expenses and other current liabilities, management has accrued $17.4 million of external research and development expenses as of December 31, 2022. When evaluating the adequacy of the accrued liabilities, management analyzes progress of the studies or trials, including the phase or completion of events, invoices received, and contracted costs. As disclosed by management, this process involves reviewing open contracts and purchase orders, communicating with applicable personnel to identify services that have been performed, and estimating the associated cost incurred for the services when the Company has not yet been invoiced or otherwise notified of actual costs. Significant judgments and estimates are made in determining the accrued balances at the end of the reporting period.
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
February 7, 2023
We have served as the Company’s auditor since 2009.

DECIPHERA PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$64,741	$87,063
Short-term marketable securities	259,745	198,571
Accounts receivable, net	22,429	20,595
Inventory	20,561	14,125
Prepaid expenses and other current assets	25,482	18,660
Total current assets	392,958	339,014
Long-term marketable securities	14,550	41,950
Long-term investments—restricted and other long-term assets	3,277	3,110
Property and equipment, net	6,707	8,610
Operating lease assets	36,547	36,800
Total assets	$454,039	$429,484
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$18,612	$13,130
Accrued expenses and other current liabilities	64,622	80,773
Operating lease liabilities	3,235	2,870
Total current liabilities	86,469	96,773
Operating lease liabilities, net of current portion	25,879	27,991
Total liabilities	112,348	124,764
Commitments and contingencies (Note 16)
Stockholders' equity:
Preferred stock, $0.01 par value per share; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value per share; 125,000,000 shares authorized; 67,637,351 shares and 58,549,644 shares issued and outstanding as of December 31, 2022 and 2021, respectively	676	585
Additional paid-in capital	1,575,361	1,358,516
Accumulated other comprehensive income	(983)	51
Accumulated deficit	(1,233,363)	(1,054,432)
Total stockholders' equity	341,691	304,720
Total liabilities and stockholders' equity	$454,039	$429,484
The accompanying notes are an integral part of these consolidated financial statements.

DECIPHERA PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2022	2021	2020
Revenues:
Product revenues, net	$125,504	$87,389	$39,461
Collaboration revenues	8,532	8,759	2,626
Total revenues	134,036	96,148	42,087
Cost and operating expenses:
Cost of sales	8,770	2,932	225
Research and development	187,821	257,040	198,970
Selling, general, and administrative	120,167	136,253	114,082
Total cost and operating expenses	316,758	396,225	313,277
Loss from operations	(182,722)	(300,077)	(271,190)
Other income (expense):
Interest and other income, net	4,513	113	4,701
Total other income (expense), net	4,513	113	4,701
Loss before income tax expense	(178,209)	(299,964)	(266,489)
Income tax expense	722	—	—
Net loss	$(178,931)	$(299,964)	$(266,489)

Net loss per share—basic and diluted	$(2.37)	$(5.16)	$(4.78)
Weighted average common shares outstanding—basic and diluted	75,500,148	58,084,325	55,780,982

Comprehensive loss:
Net loss	$(178,931)	$(299,964)	$(266,489)
Other comprehensive income (loss):
Unrealized losses on marketable securities	(992)	(278)	(100)
Currency translation adjustment	(42)	318	—
Total other comprehensive income (loss)	(1,034)	40	(100)
Total comprehensive loss	$(179,965)	$(299,924)	$(266,589)
The accompanying notes are an integral part of these consolidated financial statements.

DECIPHERA PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share amounts)

	Common Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2019	51,617,639	$516	$1,033,819	$111	$(487,979)	$546,467
Issuance of common stock sold in public offering, net of underwriting discounts, commissions, and offering costs	3,953,365	40	206,236	—	—	206,276
Issuance of common stock under stock option and incentive plan	2,025,140	20	20,365	—	—	20,385
Stock-based compensation expense	—	—	37,137	—	—	37,137
Other comprehensive loss	—	—	—	(100)	—	(100)
Net loss	—	—	—	—	(266,489)	(266,489)
Balance, December 31, 2020	57,596,144	576	1,297,557	11	(754,468)	543,676
Issuance of common stock sold in public offering, net of underwriting discounts, commissions, and offering costs	172,094	2	8,547	—	—	8,549
Issuance of common stock under stock option and incentive and employee stock purchase plans	781,406	7	6,334	—	—	6,341
Stock-based compensation expense	—	—	46,078	—	—	46,078
Other comprehensive income	—	—	—	40	—	40
Net loss	—	—	—	—	(299,964)	(299,964)
Balance, December 31, 2021	58,549,644	585	1,358,516	51	(1,054,432)	304,720
Issuance of common stock and pre-funded warrants, net of underwriting discounts, commissions and offering costs	7,501,239	75	163,278	—	—	163,353
Issuance of common stock upon pre-funded warrant exercise	892,798	9	—	—	—	9
Issuance of common stock under stock option and incentive and employee stock purchase plans	693,670	7	1,625	—	—	1,632
Stock-based compensation expense	—	—	51,942	—	—	51,942
Other comprehensive loss	—	—	—	(1,034)	—	(1,034)
Net loss	—	—	—	—	(178,931)	(178,931)
Balance, December 31, 2022	67,637,351	$676	$1,575,361	$(983)	$(1,233,363)	$341,691
The accompanying notes are an integral part of these consolidated financial statements.

DECIPHERA PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net loss	$(178,931)	$(299,964)	$(266,489)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	51,942	46,078	37,137
Depreciation expense	2,946	3,014	2,305
Noncash lease expense	4,126	3,446	2,834
Acquired in-process research and development	—	4,000	—
Gain on disposal of equipment	—	—	(7)
Net accretion of discounts on marketable securities	(1,297)	1,782	(1,611)
Changes in operating assets and liabilities:
Accounts receivable	(1,784)	(6,699)	(13,896)
Inventory	(7,109)	(10,155)	(3,241)
Prepaid expenses and other current assets	(9,510)	(7,934)	(1,772)
Other long-term assets	(168)	—	—
Accounts payable	5,319	833	(7,533)
Accrued expenses and other current liabilities	(16,184)	27,285	13,923
Income tax liabilities	722	—	—
Operating lease liabilities	(2,934)	(2,510)	(1,333)
Net cash flows used in operating activities	(152,862)	(240,824)	(239,683)
Cash flows from investing activities:
Purchases of marketable securities	(322,767)	(335,375)	(1,096,769)
Maturities of marketable securities	289,299	468,587	627,913
Sales of marketable securities	—	49,613	504,216
Purchases of property and equipment	(841)	(1,970)	(5,316)
Proceeds from sale of equipment	—	—	7
Acquired in-process research and development	—	(4,000)	—
Increase in restricted investments	—	(7)	(1,592)
Net cash flows (used in) provided by investing activities	(34,309)	176,848	28,459
Cash flows from financing activities:
Proceeds from offerings of common stock, net of underwriting discounts and commissions	163,778	8,589	207,231
Proceeds from pre-funded warrants	9	—	—
Payments of public offering costs	(425)	(40)	(815)
Proceeds from stock option exercises and employee stock purchase plan	1,632	6,341	20,385
Net cash flows provided by financing activities	164,994	14,890	226,801
Net (decrease) increase in cash and cash equivalents	(22,177)	(49,086)	15,577
Effect of exchange rate changes on cash and cash equivalents	(145)	252	—
Cash and cash equivalents at beginning of period	87,063	135,897	120,320
Cash and cash equivalents at end of period	$64,741	$87,063	$135,897
The accompanying notes are an integral part of these consolidated financial statements.

DECIPHERA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Nature of the Business and Basis of Presentation
Nature of the Business
Deciphera Pharmaceuticals, Inc. (the Company) is a biopharmaceutical company focused on discovering, developing, and commercializing important new medicines to improve the lives of people with cancer. Leveraging its proprietary switch-control inhibitor platform and deep expertise in kinase biology, the Company designs kinase inhibitors to target the switch pocket region of the kinase with the goal of developing potentially transformative medicines. Through its patient-inspired approach, the Company seeks to develop a broad portfolio of innovative medicines to improve treatment outcomes. QINLOCK is the Company's switch-control tyrosine kinase inhibitor, was engineered using its proprietary drug discovery platform and developed for the treatment of fourth-line advanced gastrointestinal stromal tumor (GIST). QINLOCK is approved in Australia, Canada, China, the European Union (EU), Hong Kong, Israel, Macau, New Zealand, Switzerland, Taiwan, the United Kingdom (U.K.), and the United States (U.S.) for the treatment of fourth-line GIST. The Company wholly owns QINLOCK and all of its drug candidates with the exception of a development and commercialization out-license agreement for QINLOCK in Greater China. In addition to QINLOCK, the Company has developed a robust pipeline of novel drug candidates using its switch-control kinase inhibitor platform, including vimseltinib and DCC-3116.
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
In April 2022, the Company entered into an underwriting agreement with J.P. Morgan Securities LLC and Jefferies, as representatives of the several underwriters named therein, relating to the issuance and sale of an aggregate of 7,501,239 shares of its common stock at a public offering price of $10.00 per share to certain investors. In addition, the Company issued and sold pre-funded warrants to purchase 9,748,761 shares of its common stock at a public offering price of $9.99 per pre-funded warrant, which equals the public offering price per share of the common stock less the $0.01 exercise price per share of each pre-funded warrant. The offering closed on April 29, 2022, resulting in net proceeds of $163.4 million, after deducting underwriting discounts and commissions and other offering expenses.
As the pre-funded warrants are indexed to the Company’s common stock (and otherwise meet the requirements to be classified in equity), the Company recorded the consideration received from the issuance of the pre-funded warrants as additional paid-in capital on the Company’s consolidated balance sheets.
The pre-funded warrants are exercisable at any time. Certain holders of pre-funded warrants may not exercise the pre-funded warrant if the holder, together with its affiliates, would beneficially own more than 4.99%, 9.99% or 28.22% of the number of shares of the Company’s common stock outstanding immediately after giving effect to such exercise. A holder of pre-funded warrants may increase or decrease this percentage not in excess of 19.99%, with the exception of one holder, by providing at least 61 days’ prior notice to the Company.
During the year ended December 31, 2022, 892,798 shares of pre-funded warrants were exercised, resulting in net proceeds of less than $0.1 million. As of December 31, 2022, there were 8,855,963 pre-funded warrants outstanding.
In August 2022, the Company entered into an amendment to its existing Open Market Sale Agreement℠ (the Sales Agreement and as amended, Amended Sales Agreement) with Jefferies LLC (Jefferies), pursuant to which the Company may issue and sell shares of its common stock having aggregate offering proceeds of up to $200.0 million from time to time through

Jefferies as its sales agent. Upon delivery of a placement notice and subject to the terms and conditions of the Amended Sales Agreement, Jefferies may sell the Shares by any method permitted by law deemed to be an "at the market offering" as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. The Company may sell the Shares in amounts and at times to be determined by the Company from time to time subject to the terms and conditions of the Amended Sales Agreement, but it has no obligation to sell any Shares under the Amended Sales Agreement. The Company or Jefferies may suspend or terminate the offering of Shares upon notice to the other party and subject to other conditions. During the year ended December 31, 2021, the Company issued 172,094 shares resulting in net proceeds of $8.5 million, after deducting commissions and other offering expenses, under the Sales Agreement. During the year ended, December 31, 2022, the Company did not issue any shares under the Sales Agreement or the Amended Sales Agreement. As of December 31, 2022, there was up to $172.5 million available for future issuance under the Amended Sales Agreement.
On January 18, 2023, the Company delivered written notice to Jefferies that it was suspending and terminating the prospectus related to the common stock issuable pursuant to the terms of the Amended Sales Agreement. As a result, the Company will not make any sales of its securities pursuant to the Amended Sales Agreement, unless and until a new prospectus, prospectus supplement, or a new registration statement is filed. Other than the termination of the prospectus, the Amended Sales Agreement remains in full force and effect.
In January 2023, the Company entered into an underwriting agreement with J.P. Morgan Securities LLC, Jefferies, Cowen and Company, LLC, and Guggenheim Securities, LLC, as representatives of the several underwriters named therein, relating to the issuance and sale of an aggregate of 7,986,111 shares of its common stock at a public offering price of $18.00 per share. The offering closed on January 24, 2023, resulting in net proceeds of $134.7 million, after deducting underwriting discounts and commissions and other offering expenses.
Basis of Presentation
The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities, and commitments in the ordinary course of business. Since inception, the Company has incurred recurring losses including net losses of $178.9 million, $300.0 million, and $266.5 million for the years ended December 31, 2022, 2021, and 2020, respectively. As of December 31, 2022, the Company had an accumulated deficit of $1.2 billion. The Company expects to continue to generate operating losses for the foreseeable future. The Company expects that its cash, cash equivalents, and marketable securities of $339.0 million as of December 31, 2022, together with anticipated product, royalty, and supply revenues, and the net proceeds from our underwritten public offering completed in January 2023, but excluding any potential future milestone payments under our collaboration or license agreements will be sufficient to fund its operating expenses and capital expenditure requirements through at least 12 months from the issuance date of these consolidated financial statements. The future viability of the Company is dependent on its ability to raise additional capital to fund its operations.
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
Segment Information
The Company manages its operations, and the Company's chief operating decision maker views the Company's business, as a single segment for the purposes of making decisions on how to allocate resources and assessing performance. The Company's focus is discovering, developing, and commercializing important new medicines to improve the lives of people with cancer by leveraging its proprietary switch-control inhibitor platform and deep expertise in kinase biology. The Company designs kinase inhibitors to target the switch pocket region of the kinase with the goal of developing potentially transformative medicines and develop a broad portfolio of innovative medicines to improve treatment outcomes. The Company operates in the U.S. and Europe. Primarily all of the Company's long-lived assets reside in the U.S.
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
Product Revenues
QINLOCK is approved in Australia, Canada, China, the EU, Hong Kong, Israel, New Zealand, Switzerland, Taiwan, the U.S. and the U.K. for the treatment of fourth-line GIST.
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
Government rebates: Government rebates consist of Medicare, Tricare, Medicaid, and other governmental rebates in the U.S. and other similar programs in other countries, including countries in which the Company is accruing for estimated rebates because final pricing has not yet been negotiated. These reserves are recorded in the same period the related revenue is recognized. For Medicare, the Company also estimates the number of patients in the prescription drug coverage gap for whom it will owe a rebate under the Medicare Part D program.
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
Marketable Securities
Marketable securities consist of investments with original maturities greater than 90 days at the date of purchase. As of December 31, 2022 and 2021, the Company's marketable securities were comprised of debt securities, commercial paper, U.S. government securities and the Company considers its marketable securities portfolio to be available-for-sale.
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
A credit loss is estimated by considering available information relevant to the collectability of the security and information about past events, current conditions, and reasonable and supportable forecasts. Any credit loss is recorded as a charge to other income (expense), net, not to exceed the amount of the unrealized loss. Unrealized losses other than the credit loss are recognized in accumulated other comprehensive income (loss). When determining whether a credit loss exists, the Company considers several factors, including whether the Company has the intent to sell the security or whether it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis. If the Company has an intent to sell, or if it is more likely than not that the Company will be required to sell a debt security in an unrealized loss position before recovery of its amortized cost basis, the Company will write down the security to its fair value and record the corresponding charge as a component of other income (expense), net. No declines in value were deemed to be credit losses during the years ended December 31, 2022, 2021 or 2020.
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
Accounts Receivable
Accounts receivable arise from product sales and amounts due from the Company's collaboration partner and have standard payment terms that generally require payment within 30 to 90 days. The amount from product sales represents amounts due from specialty distributors and specialty pharmacies, which are recorded net of reserves for customer chargebacks, trade discounts and allowances, and other incentives to the extent such amounts are payable to the customer by the Company. The Company monitors economic conditions to identify facts or circumstances that may indicate that its receivables are at risk of collection. The Company provides reserves against accounts receivable for estimated losses, if any, that may result from a customer's inability to pay based on the composition of its accounts receivable, current economic conditions, and historical credit loss activity. Amounts determined to be uncollectible are charged or written-off against the reserve. During the years ended December 31, 2022 and 2021, the Company did not record any expected credit losses related to outstanding accounts receivable.
Inventory and Cost of Sales
Inventories are stated at the lower of cost or estimated net realizable value with cost based on the first-in first-out method. Inventory that can be used in either the production of clinical or commercial products is expensed as research and development costs when identified for use in clinical trials. Cost of sales for both product revenues, net and collaboration revenues are based on the sale of inventory used in commercial products.
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
Long-Term Investment—Restricted
The Company's long-term investment—restricted balance is comprised of certificates of deposit. The certificates of deposit are held to secure letters of credit associated with the Company's lease for space at its headquarters location and to secure a credit card. The balances of such accounts are classified as non-current, as the maturities of these instruments are more than one year from the balance sheet date, and are measured at carrying value in the consolidated balance sheets.
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
Sublease
All of the Company's leases are operating leases. The Company determines the classification of a sublease at inception. If the sublease is determined to be an operating lease, the Company will recognize sublease income on a straight-line basis over the lease term in the consolidated statement of operations and comprehensive loss as a reduction of the related operating expense. If the sublease is determined to be a sales-type lease or direct financing lease, the Company will derecognize the right-of-use asset from the Company's original lease and record a net investment in the sublease and evaluate for impairment. The Company will account for the lease liability of the original lease based on the accounting for a lease liability in a finance lease.
Impairment of Long-Lived Assets
Long-lived assets consist of property, equipment, and operating lease assets. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets or asset group may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset group for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset group to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset group are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset group over its fair value, determined based on discounted cash flows. The Company did not record any impairment losses on long-lived assets during the years ended December 31, 2022, 2021, or 2020.
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
Comprehensive Loss and Accumulated Other Comprehensive Income (Loss)
Comprehensive loss includes net loss as well as other changes in stockholders' equity (deficit) that result from transactions and economic events other than those with shareholders. For the years ended December 31, 2022 and 2021, the Company's other comprehensive income (loss) consisted of foreign currency translation adjustments and unrealized gains (losses) on marketable securities. For the year ended December 31, 2020, the Company's other comprehensive income (loss) consisted of unrealized gains (losses) on marketable securities.
As of December 31, 2022 and 2021, accumulated other comprehensive income (loss) primarily consisted of foreign currency translation adjustments and unrealized gains (losses) on marketable securities.
Net Loss per Share
Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding for the years ended December 31, 2022, 2021, and 2020. Diluted net income (loss) per share is computed by dividing the diluted net income (loss) by the weighted average number of common shares, including potential dilutive common shares assuming the dilutive effect of outstanding stock options and unvested restricted common stock, as determined using the treasury stock method. For periods in which the Company has reported net losses, diluted net loss per common share is the same as basic net loss per common share, since dilutive common shares are not assumed to have been issued if their effect is antidilutive.
3. Revenues
Net Product Revenues
To date, the Company's only source of product revenues has been from the sales of QINLOCK, which began in May 2020, following the approval of QINLOCK by the FDA on May 15, 2020, and during 2022, 2021, and 2020 in certain other jurisdictions following regulatory approval or on a named patient basis.
Net product revenues by geography consisted of the following and are attributable to individual countries based on the location of the customer:

	Year Ended December 31,
(in thousands)	2022	2021	2020
U.S.	$97,216	$81,476	$37,989
Rest of world (1)	28,288	5,913	1,472
Total product revenues, net	$125,504	$87,389	$39,461
(1) For the year ended December 31, 2022, rest of world net product revenues include $14.3 million related to sales in Germany.
The Company primarily sells QINLOCK through specialty distributors and specialty pharmacies. The Company recognized revenues from two customers accounting for 40% and 12% of gross product revenues for the year ended December 31, 2022, respectively, three customers accounting for 57%, 18%, and 10% of gross product revenues for the year ended December 31, 2021, respectively, and three customers accounting for 57%, 24% and 10% of gross product revenues for the year ended December 31, 2020, respectively. As of December 31, 2022, three customers individually accounted for approximately 47%, 15%, and 14% of accounts receivable associated with the Company's product sales. As of December 31, 2021, two customers individually accounted for approximately 46% and 30% of accounts receivable associated with the Company's product sales.

Activity in each of the product revenue allowance and reserve categories is summarized as follows:

(in thousands)	Trade discounts and allowances	Chargebacks and administrative fees	Government rebates and other incentives	Returns	Total
Balance as of December 31, 2021	$267	$494	$7,863	$817	$9,441
Provision related to sales in the current year	3,602	7,712	12,080	3,519	26,913
Adjustments related to prior period sales	—	(16)	(164)	(239)	(419)
Credits and payments made during the period	(3,394)	(7,534)	(3,954)	(2,722)	(17,604)
Balance as of December 31, 2022	$475	$656	$15,825	$1,375	$18,331
The total reserves described above are summarized as components of the Company's consolidated balance sheets as follows:

(in thousands)	December 31, 2022	December 31, 2021
Reduction of accounts receivable, net	$1,082	$719
Component of accrued expenses and other current liabilities	17,249	8,722
Total revenue-related reserves	$18,331	$9,441
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
During the years ended December 31, 2022 and 2021, the Company recognized royalty revenues under the Zai License Agreement, which the Company began recognizing in the second quarter of 2021 following the approval from the China National Medical Products Administration (China NMPA).
During the year ended December 31, 2021, revenues recognized under the Zai License Agreement also included the achievement of a $5.0 million development milestone in the first quarter of 2021.
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

4. Marketable Securities and Fair Value Measurements
The following tables present marketable securities by contractual maturity and security type:

As of December 31, 2022 (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Due within one year:
Corporate debt securities	$113,939	$2	$(571)	$113,370
Commercial paper	81,344	12	(336)	81,020
Certificates of deposit	33,877	14	(152)	33,739
U.S. government securities	31,761	15	(160)	31,616
Due after one year through five years:
Corporate debt securities	11,278	—	(38)	11,240
U.S. government securities	3,349	—	(39)	3,310
Total	$275,548	$43	$(1,296)	$274,295

As of December 31, 2021 (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Due within one year:
U.S. government securities	$8,008	$—	$—	$8,008
Commercial paper	105,433	1	(44)	105,390
Corporate debt securities	61,721	—	(70)	61,651
Certificates of deposit	23,528	1	(7)	23,522
Due after one year through five years:
Corporate debt securities	37,003	—	(129)	36,874
U.S. government securities	5,094	—	(18)	5,076
Total	$240,787	$2	$(268)	$240,521
The following tables present information about the Company's financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

As of December 31, 2022 (in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$—	$27,787	$—	$27,787
Commercial paper	—	14,167	—	14,167
Corporate debt securities	—	4,945	—	4,945
Marketable securities:
Corporate debt securities	—	124,610	—	124,610
Commercial paper	—	81,020	—	81,020
U.S. government securities	—	34,926	—	34,926
Certificates of deposit	—	33,739	—	33,739
Total	$—	$321,194	$—	$321,194

As of December 31, 2021 (in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$—	$47,800	$—	$47,800
Marketable securities:
U.S. government securities	—	13,084	—	13,084
Commercial paper	—	105,390	—	105,390
Corporate debt securities	—	98,525	—	98,525
Certificates of deposit	—	23,522	—	23,522
Total	$—	$288,321	$—	$288,321

The tables above exclude certificates of deposit of $3.1 million as of both December 31, 2022 and 2021 that the Company held to secure a letter of credit associated with its leases and to secure a credit card account. The certificates of deposit are measured at carrying value in the consolidated balance sheets in long-term investments—restricted and approximate fair value. For additional information on the letter of credit associated with the Company's leases, please read Note 7, Leases, to these consolidated financial statements.
The fair value of Level 2 instruments classified as cash equivalents and marketable securities were determined through third-party pricing services. The pricing services use many observable market inputs to determine value, including reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates, and other industry and economic events. The Company performs validation procedures to ensure the reasonableness of this data. The Company performs its own review of prices received from the independent pricing services by comparing these prices to other sources. After completing the validation procedures, the Company did not adjust or override any fair value measurements provided by the pricing services as of December 31, 2022 and 2021.
5. Inventory
The Company commenced the capitalization of QINLOCK inventory in May 2020 upon receiving FDA approval of QINLOCK.
Capitalized inventory consisted of the following:

(in thousands)	December 31, 2022	December 31, 2021
Raw materials	$6,844	$4,721
Work in process	11,125	7,925
Finished goods	2,592	1,479
Total inventory	$20,561	$14,125
Inventory written down as a result of excess, obsolescence, unmarketability, or other reasons is charged to cost of sales, and totaled $0.9 million during the year ended December 31, 2022. There were less than $0.1 million in inventory amounts written down and charged to cost of sales during the year ended December 31, 2021. There were no inventory amounts written down and charged to cost of sales during the year ended December 31, 2020.
6. Property and Equipment, Net
Property and equipment, net consisted of the following:

	December 31,
(in thousands)	2022	2021
Laboratory equipment	$5,515	$5,297
Computer equipment	5,018	4,843
Furniture and fixtures	3,919	3,424
Leasehold improvements	2,113	2,055
Construction in progress	226	127
Total cost	16,791	15,746
Less: Accumulated depreciation	(10,084)	(7,136)
Total property and equipment, net	$6,707	$8,610
Depreciation expense was $2.9 million, $3.0 million, and $2.3 million for the years ended December 31, 2022, 2021, and 2020, respectively.
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
The Company is required to maintain a letter of credit associated with its leases at the Premises. The balances of the Company's certificate of deposit associated with the letter of credit for its leases at the Premises of $2.1 million as of both December 31, 2022 and 2021 were classified as long-term investment—restricted in the consolidated balance sheets.
In August 2020, the Company amended and restated its real estate leases primarily for office and laboratory space in Lawrence, Kansas (the 2020 Lawrence Lease Agreements). The initial term of the 2020 Lawrence Lease Agreements will expire on December 31, 2030 unless terminated earlier in accordance with the terms of the lease and the Company is entitled to two five-year options to extend the leases. The 2020 Lawrence Lease Agreements modified a previously existing operating lease which resulted in an additional operating lease asset of $1.4 million and a corresponding lease liability of $1.4 million during the third quarter of 2020. Additionally, new leases associated with the 2020 Lawrence Lease Agreements commenced during the first and fourth quarters of 2021 resulting in the additions of operating lease assets of $0.5 million and $3.4 million and corresponding lease liabilities of $0.5 million and $1.7 million, respectively. Further, a new lease associated with the 2020 Lawrence Lease Agreements commenced during the second quarter of 2022 resulting in the addition of operating lease assets of $3.8 million and corresponding lease liability of $1.1 million, respectively.
The Company's leases contain options to extend the lease terms; however, these extensions were not included in the operating lease assets and lease liabilities recorded on the consolidated balance sheets as they were not reasonably certain of being exercised.
During the years ended December 31, 2022, 2021, and 2020 the Company was subject to certain lease agreements with terms of less than 12 months to accommodate short-term or temporary needs and its office space needs to support commercialization efforts in key European markets. The expenses associated with such lease agreements are included in short-term lease costs for the years ended December 31, 2022, 2021, and 2020, as applicable.
The Company's leases require the Company to pay for its share of certain operating expenses, taxes, and other expenses based on actual costs incurred and therefore, as the amounts are variable in nature, are expensed in the period incurred and included in variable lease costs for the years ended December 31, 2022, 2021, and 2020.
Sublease
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

All of the Company's leases qualify as operating leases. The following table summarizes the presentation of the Company's operating leases in the consolidated balance sheet:

	December 31,
(in thousands)	2022	2021
Operating lease right of use assets	$36,547	$36,800

Current operating lease liabilities	$3,235	$2,870
Operating lease liabilities, net of current portion	25,879	27,991
Total operating lease liabilities	$29,114	$30,861
The components of lease expense were as follows:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Operating lease cost	$5,809	$5,178	$4,167
Short-term lease cost	455	357	354
Variable lease cost	1,468	1,225	461
Sublease income	(1,736)	—	—
Total lease expense, net	$5,996	$6,760	$4,982
Future annual minimum lease payments under operating leases are as follows:

(in thousands)	As of December 31, 2022
2023	$4,772
2024	4,854
2025	4,936
2026	5,019
2027	5,101
Thereafter	10,718
Total future minimum lease payments	35,400
Less: imputed interest	(6,286)
Total operating lease liabilities	$29,114
The weighted-average remaining lease term and weighted-average discount rate of the Company's operating leases are as follows:

	As of December 31,
	2022	2021
Weighted-average remaining lease term in years	6.97	8.02
Weighted-average discount rate	5.59%	5.57%
Supplemental disclosure of cash flow information related to the Company's operating leases included in cash flows used in operating activities in the consolidated statement of cash flows were as follows:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities	$4,617	$4,243	$2,666
Operating lease liabilities arising from obtaining operating lease assets	$1,188	$2,150	$14,902

8. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	December 31,
(in thousands)	2022	2021
External research and development expenses	$17,411	$30,877
Payroll and related expenses	21,971	11,945
Revenue-related reserves	17,249	8,722
Professional fees	4,275	5,626
Restructuring reserve	—	20,790
Other	3,716	2,813
Total accrued expenses and other current liabilities	$64,622	$80,773
External research and development expenses decreased as a result of a decrease in clinical trial expenses related to the Company's rebastinib and ripretinib programs following the corporate restructuring implemented in the fourth quarter of 2021 as well as a change in estimate as certain of the Company's clinical trials are closing.

9. Stockholders' Equity
Undesignated Preferred Stock
The Company's board of directors has the authority, without further action by its stockholders, to issue up to 5,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. These rights, preferences and privileges could include dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting, or the designation of, such series, any or all of which may be greater than the rights of common stock. The issuance of preferred stock could adversely affect the voting power of holders of common stock and the likelihood that such holders will receive dividend payments and payments upon the Company's liquidation. In addition, the issuance of preferred stock could have the effect of delaying, deferring or preventing a change in control of the Company or other corporate action. There are no shares of preferred stock outstanding as of December 31, 2022.
Common Stock
On February 19, 2020, the Company issued and sold 3,181,818 shares of its common stock in a follow-on public offering at a public offering price of $55.00 per share, resulting in net proceeds of $163.7 million, after deducting underwriting discounts and commissions and other offering expenses. On February 25, 2020, the Company issued and sold an additional 477,272 shares of its common stock at the offering price of $55.00 per share, pursuant to the underwriters' full exercise of their option to purchase additional shares of common stock, resulting in additional net proceeds of $24.7 million, after deducting underwriting discounts and commissions.
In April 2022, the Company entered into an underwriting agreement with J.P. Morgan Securities LLC and Jefferies, as representatives of the several underwriters named therein, relating to the issuance and sale of an aggregate of 7,501,239 shares of its common stock at a public offering price of $10.00 per share to certain investors. In addition, the Company issued and sold pre-funded warrants to purchase 9,748,761 shares of its common stock at a public offering price of $9.99 per pre-funded warrant, which equals the public offering price per share of the common stock less the $0.01 exercise price per share of each pre-funded warrant. The offering closed on April 29, 2022, resulting in net proceeds of $163.4 million, after deducting underwriting discounts and commissions and other offering expenses. Additionally, during the year ended December 31, 2022, 892,798 shares of pre-funded warrants were exercised, resulting in net proceeds of less than $0.1 million. For additional information on the pre-funded warrants, please read Note 1, Nature of the Business and Basis of Presentation, to these consolidated financial statements.
On August 4, 2022, the Company entered into the Amended Sales Agreement, pursuant to which the Company may issue and sell shares of its common stock in "at the market offerings" having aggregate offering proceeds of up to $200.0 million from time to time through Jefferies as its sales agent. During the year ended December 31, 2021, the Company issued 172,094 shares resulting in net proceeds of $8.5 million, after deducting commissions and other offering expenses under the Sales Agreement. During the year ended, December 31, 2022, the Company did not issue any shares under the Sales Agreement or the Amended Sales Agreement. As of December 31, 2022, there was up to $172.5 million available for future issuance under the Amended Sales Agreement. For additional information on the Sales Agreement and Amended Sales Agreement, please read Note 1, Nature of the Business and Basis of Presentation, to these consolidated financial statements.

10. Stock-Based Awards
2017 Equity Incentive Plan
The Company's 2017 Stock Option and Incentive Plan (the 2017 Plan) provides for the grant of equity-based incentive awards. The number of shares initially reserved for issuance of awards under the 2017 Plan was 2,655,831 shares of common stock and may be increased by the number of shares under the 2015 Equity Incentive Plan (the 2015 Plan) and the 2017 Plan that are forfeited, cancelled, repurchased by the Company, or otherwise surrendered. The 2017 Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning on January 1, 2018, by 4% of the outstanding number of shares of our common stock on the immediately preceding December 31, or such lesser number of shares as determined by the Compensation Committee of the Company's Board of Directors. As of December 31, 2022, 1,032,100 remained available for issuance under the 2017 Plan. The number of shares reserved for issuance under the 2017 Plan was increased by 2,705,494 shares effective January 1, 2023.
Inducement Plan
In January 2022, the Company adopted the Inducement Plan pursuant to which the Company initially reserved 800,000 shares of common stock to be used exclusively for grants of equity-based awards to individuals who were not previously employees or directors of the Company, as an inducement material to the individual’s entry into employment with the Company within the meaning of Rule 5635(c)(4) of the Marketplace Rules of the Nasdaq Stock Market, Inc. The Inducement Plan provides for the grant of equity-based awards in the form of nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, unrestricted stock awards, and dividend equivalent rights. The Inducement Plan was adopted by the Company without stockholder approval pursuant to Rule 5635(c)(4) of the Marketplace Rules of the Nasdaq Stock Market, Inc. As of December 31, 2022, 530,000 shares of common stock were available for issuance under the Inducement Plan. In February 2023, the Inducement Plan was amended and the number of shares reserved for issuance under the Inducement Plan was increased by 270,000.
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
Both the 2017 and 2015 Plans provide that they be administered by the board of directors or, at the discretion of the board of directors, by a committee of the board of directors. The exercise prices for stock options may not be less than 100% of the fair market value of the common stock on the date of grant and the term of awards may not be greater than ten years. The Company bases fair value of common stock on the quoted market price. Vesting periods are determined at the discretion of the board of directors. Awards granted to employees typically vest over four years and directors over one year.
2017 Employee Stock Purchase Plan
The 2017 Employee Stock Purchase Plan (the ESPP) initially reserved and authorized the issuance of up to 306,750 shares of common stock to participating employees. The ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2018 and each January 1 thereafter through January 1, 2027, by the least of (i) 1% of the outstanding number of shares of common stock on the immediately preceding December 31; (ii) 400,000; shares or (iii) such number of shares as determined by the ESPP administrator. As of December 31, 2022, 1,932,569 remained available for issuance under the ESPP Plan. The number of shares reserved for issuance under the ESPP was increased by 400,000 shares effective January 1, 2023.
The purchase price of common stock under the ESPP is equal to 85% of the lesser of (i) the fair market value per share of the common stock on the first business day of an offering period and (ii) the fair market value per share of the common stock on the purchase date. The fair value of the discounted purchases made under the ESPP is calculated using the Black-Scholes option-pricing model, which is described in further detail within the "Stock Option Valuation" section below, on the date of the first day of the offering period. The fair value of the look-back provision plus the 15% discount is recognized as stock-based compensation expense in the consolidated statements of operations and comprehensive loss over the 6-month purchase period. Employees began participating in the ESPP program during the first offering period of the ESPP program in the second quarter of 2020. There were

148,619, 90,947, and 37,298 shares of common stock issued under the ESPP during the years ended December 31, 2022, 2021, and 2020, respectively.
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
The assumptions that the Company used to determine the fair value of options granted to employees and directors were as follows, presented on a weighted average basis:

	Year Ended December 31,
	2022	2021	2020
Risk-free interest rate	2.0%	1.0%	1.2%
Expected term (in years)	6.0	5.8	6.1
Expected volatility	78.2%	77.8%	77.2%
Expected dividend yield	0%	0%	0%
The following table summarizes the Company's option activity from January 1, 2022 to December 31, 2022:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2021	7,439,508	$29.28
Granted	1,927,556	$9.46
Exercised	(59,169)	$6.86
Forfeited/Expired	(1,028,678)	$33.85
Outstanding as of December 31, 2022	8,279,217	$24.26	7.41	$29
Options vested and expected to vest as of December 31, 2022	8,279,217	$24.26	7.41	$29
Options exercisable as of December 31, 2022	5,167,078	$26.51	6.65	$15
The aggregate intrinsic value of options is calculated as the difference between the exercise price of the options and the fair value of the Company's common shares for those options that had exercise prices lower than the fair value of the Company's common shares. The aggregate intrinsic value of options exercised during the years ended December 31, 2022, 2021, and 2020 was $0.4 million, $15.7 million, and $86.0 million, respectively.
The weighted average grant-date fair value per share of options granted during the years ended December 31, 2022, 2021, and 2020 was $6.48, $17.95, and $36.71, respectively.
Restricted Stock Units
The 2017 Plan provides for the award of restricted stock units. During the years ended December 31, 2022, 2021, and 2020, the Company granted restricted stock units to employees that were subject to time-based vesting conditions that lapse between one year and four years from date of grant, assuming continued employment.

From time to time, the Company may grant restricted stock units that are subject to performance-based vesting conditions. The Company granted no performance-based restricted units in 2022, 2021 or 2020. As of December 31, 2022, 2021 and 2020, there were no unvested performance-based restricted units.
All restricted stock units currently granted have been classified as equity instruments as their terms require settlement in shares. Restricted stock units with time-based and performance-based vesting conditions are valued on the grant date using the grant date market price of the underlying shares.
The table below summarizes the Company's time-based restricted stock unit activity from January 1, 2022 to December 31, 2022:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2021	1,537,732	$33.68
Granted	1,608,698	$10.32
Vested	(485,882)	$30.58
Forfeited	(582,560)	$27.39
Unvested at December 31, 2022	2,077,988	$18.09
The fair value of time-based restricted stock units that vested during the years ended December 31, 2022, 2021, and 2020 were $6.2 million, $4.7 million, and $2.3 million respectively.
Stock-Based Compensation Expense
Stock-based compensation expense was classified in the statements of operations and comprehensive loss as follows:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Research and development	$22,238	$20,698	$17,443
Selling, general, and administrative	29,704	25,380	19,694
Total stock-based compensation	$51,942	$46,078	$37,137
The following table summarizes share-based compensation expense associated with each of our share-based compensation arrangements:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Stock options	$34,861	$36,263	$29,925
Time-based restricted stock units	16,537	9,047	4,424
Performance-based restricted stock units	—	—	1,907
Employee stock purchase plan	544	768	881
Total stock-based compensation expense	$51,942	$46,078	$37,137
As of December 31, 2022, total unrecognized compensation cost related to the unvested share-based awards was $66.6 million, which is expected to be recognized over a weighted average of 1.9 years.
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
Total employer matching contributions related to the 2018 401(k) Plan were $2.7 million, $2.8 million, and $2.3 million for the years ended December 31, 2022, 2021, and 2020, respectively.
13. Restructuring
In November 2021, the Company announced a corporate restructuring intended to prioritize clinical development of select programs, streamline commercial operations, maintain a focus on discovery research, and extend its cash runway. The corporate restructuring included a workforce reduction of approximately 35%, or approximately 140 positions, as well as discontinuation costs such as contract termination fees and non-cancellable commitments related to the rebastinib and ripretinib programs. These amounts were incurred and paid by the end of 2022.
The Company recognized a one-time charge in the fourth quarter of 2021 of approximately $26.2 million. This charge included approximately $9.8 million of employee-related termination costs and approximately $16.3 million of discontinuation costs such as contract termination fees and non-cancellable commitments related to the rebastinib and ripretinib programs. For the year ended December 31, 2021, approximately $22.2 million and $4.0 million was recognized in research and development expenses and selling, general, and administrative expenses, respectively, on the Company's consolidated statements of operations and comprehensive loss. The restructuring reserve was included in accrued expenses and other current liabilities in the Company’s consolidated balance sheets.
The following table summarized the charges and spending related to the Company’s restructuring efforts during 2021 and 2022:

(in thousands)	Workforce Reduction	Pipeline Programs	Total
Restructuring charges incurred during the fourth quarter of 2021	$9,835	$16,335	$26,170
Amounts previously included in prepaid and other current assets	—	(2,927)	(2,927)
Reserves established	9,835	13,408	23,243
Amounts paid through December 31, 2021	(2,452)	—	(2,452)
Restructuring reserve as of December 31, 2021	$7,383	$13,408	$20,791
Adjustments to previous estimates, net	(374)	192	(182)
Amounts paid during the year ended December 31, 2022	(7,009)	(13,600)	(20,609)
Restructuring reserve as of December 31, 2022	$—	$—	$—
14. Net Loss per Share
Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed by dividing the diluted net income

(loss) by the weighted average number of common shares, including potential dilutive common shares assuming the dilutive effect as determined using the treasury stock method. Potential common shares that are issuable for little or no cash consideration, such as the Company’s pre-funded warrants issued in April 2022, are considered outstanding common shares are included in the calculation of basic and diluted net income (loss) per share in all circumstances.
For periods in which the Company has reported net losses, diluted net loss per common share is the same as basic net loss per common share, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss during each of the periods presented.
Basic and diluted net loss per share was calculated as follows:

	Year Ended December 31,
(in thousands, except share and per share amounts)	2022	2021	2020
Numerator:
Net loss	$(178,931)	$(299,964)	$(266,489)
Denominator:
Weighted average common shares outstanding—basic and diluted	75,500,148	58,084,325	55,780,982
Net loss per share—basic and diluted	$(2.37)	$(5.16)	$(4.78)
Common Stock Equivalents
The following potential dilutive securities, presented based on amounts outstanding at the end of each reporting period, have been excluded from the calculation of diluted net loss per share because including them would have had an anti-dilutive impact:

	As of December 31,
	2022	2021	2020
Options to purchase common stock	8,279,217	7,439,508	5,712,339
Unvested restricted stock units	2,077,988	1,537,732	438,625
Unvested employee stock purchase plan shares	61,307	211,822	30,826
Total	10,418,512	9,189,062	6,181,790

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
During the years ended December 31, 2022, 2021, and 2020, the Company reported net losses, and as a result, recorded no income tax benefits for the net operating losses (NOLs), due to its uncertainty of realizing a benefit from those items.

Net loss before income tax expense by jurisdiction is as follows:

	Year Ended December 31,
(in thousands)	2022	2021	2020
U.S.	$(173,072)	$(281,129)	$(266,483)
Foreign	(5,137)	(18,835)	(6)
Net loss before income tax expense	$(178,209)	$(299,964)	$(266,489)
A reconciliation of the U.S. federal statutory income tax rate to the Company's effective income tax rate is as follows:

	Year Ended December 31,
	2022	2021	2020
Federal statutory income tax rate	21.0%	21.0%	21.0%
State taxes, including credits, net of federal benefit	4.4	3.2	2.4
Federal research and orphan drug credit	4.2	2.5	2.1
Stock-based compensation	(3.6)	0.1	5.4
Permanent adjustments and other	(1.3)	(0.3)	0.5
Increase in deferred tax asset valuation allowance	(25.1)	(26.5)	(31.4)
Effective income tax rate	(0.4%)	—%	—%
During 2020 and 2022, the Company completed a detailed study of its research and development and orphan drug credits. As a result, the Company adjusted its deferred tax asset balances and the impacts are included in the research and orphan drug credit line in the effective rate reconciliation above. The impacts of the 2020 decrease of $4.4 million and the 2022 increase of $0.7 million in the deferred tax asset balances have been completely offset by a decrease in the Company's valuation allowance which is included in the change in deferred tax asset valuation allowance line in the reconciliation above.
The Tax Cuts and Jobs Act (TCJA) requires taxpayers to capitalize and amortize research and experimental (R&D) expenditures under section 174 for tax years beginning after December 31, 2021. This rule became effective for the Company during the year and resulted in the capitalization of R&D costs $165.3 million. The Company will amortize these costs for tax purposes over 5 years if the R&D was performed in the U.S. and over 15 years if the R&D was performed outside the U.S. These rules also are in effect for its foreign subsidiaries and the calculation of global intangible low-taxes income (GILTI) for the Company, of which $7.0 million of foreign R&D costs have been capitalized and will be amortized for tax purposes over 15 years.
Net deferred tax assets consisted of the following:

	December 31,
(in thousands)	2022	2021
Deferred tax assets (liabilities):
Net operating loss carryforwards	$213,710	$216,377
Research and orphan drug credit carryforwards	47,418	40,077
Stock-based compensation	20,134	15,701
Accrued expenses	6,944	9,560
Operating lease liabilities	8,699	9,019
Property and equipment	(131)	(322)
Operating lease assets	(8,158)	(8,904)
Research and development capitalization	37,797	—
Other	893	1,028
Total gross deferred tax assets	327,306	282,536
Valuation allowance	(327,306)	(282,536)
Net deferred tax assets	$—	$—

The change in the valuation allowance was as follows:

	Year Ended December 31,
(in thousands)	2022	2021
Valuation allowance as of beginning of year	$(282,536)	$(203,180)
Net increases recorded to income tax provision	(44,770)	(79,356)
Valuation allowance as of end of year	$(327,306)	$(282,536)
As of December 31, 2022, the Company had NOL carryforwards for federal income tax purposes of $847.4 million, of which all may be carried forward indefinitely but are subject to an 80% limitation. As of December 31, 2022, the Company had NOL carryforwards for state income tax purposes of $707.0 million, which begin to expire in 2037. As of December 31, 2022, the Company also had available research and orphan drug credit carryforwards for federal and state income tax purposes of $43.9 million and $4.5 million, respectively, which begin to expire in 2037 and 2032, respectively. We also had foreign NOL carryforwards of $26.5 million as of December 31, 2022, which will begin to expire in 2026. Utilization of the NOL carryforwards and research and orphan drug credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986, as amended (the Code), and similar state law due to ownership changes that could occur in the future.
These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income. If the Company experiences a change of control, as defined by Section 382 of the Code and similar state law, at any time since the IPO, utilization of the NOL carryforwards or research and orphan drug credit carryforwards may be subject to an annual limitation under Section 382 of the Code, which is determined by first multiplying the value of the Company's stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the NOL carryforwards or research and orphan drug credit carryforwards before utilization. The Company performed an analysis of ownership changes through December 31, 2022. Based on this analysis, the Company does not believe that any of its tax attributes through December 31, 2022 will expire unutilized due to Section 382 limitations.
The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company's history of cumulative net losses incurred since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets as of December 31, 2022. Management reevaluates the positive and negative evidence at each reporting period.
As of December 31, 2022, the Company has certain gross unrecognized tax benefits primarily related to the Company's federal and state research and orphan drug credit carryforwards which are not material. The Company has not recorded any other amounts for unrecognized tax benefits as of December 31, 2022. The Company will recognize interest and penalties related to uncertain tax positions in income tax expense when, if ever, it is in a taxable income position. As of December 31, 2022 and 2021, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company's statement of operations and comprehensive loss.
The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state, and foreign jurisdictions, where applicable. There are currently no pending income tax examinations. The Company's tax years that are open under statute are from December 31, 2019 to the present, although carryforward attributes that were generated prior to 2019 may still be adjusted upon examination by the IRS or state tax authorities if they either have been or will be used in a future period. The Company's policy is to record interest and penalties related to income taxes as part of its income tax provision.
As of December 31, 2022, the unremitted earnings of the Company's foreign subsidiaries are not material. The Company has not provided for U.S. income taxes or foreign withholding taxes on these earnings as it is the Company's current intention to permanently reinvest these earnings outside the U.S. The tax liability on these earnings is also not material. Events that could trigger a tax liability include, but are not limited to, distributions, reorganizations or restructurings and/or tax law changes.

16. Commitments and Contingencies
Purchase Commitments Associated with Commercial Supply Agreements
The Company has entered into commercial supply agreements related to the supply of QINLOCK that require the Company to make binding forecasts for a certain amount of purchases. The related cancellation clauses would as a general matter require the Company to pay the full amount of these binding forecasts. As of December 31, 2022, the Company's contractual commitments for its commercial supply agreements were $7.5 million, which is expected to be paid within one year. During the years ended December 31, 2022 and 2021, the Company made $9.6 million, $9.1 million, respectively, of payments for purchases associated with its commercial supply agreements.
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
Indemnification Agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and senior management that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2022 or 2021.
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Internal Control Over Financial Reporting
Management's Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is a process designed under the supervision of our principal executive officer and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with GAAP. Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in "Internal Control-Integrated Framework (2013)" issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2022, our internal control over financial reporting was effective.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their audit report, which is included herein.
Changes in Internal Control Over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTION THAT PREVENTS INSPECTIONS
Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item 10 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this Item 11 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item 12 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item 13 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item 14 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

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

10.9#	2022 Inducement Plan, as amended

10.10#*
Form of Non-Qualified Stock Option Agreement for Company Employees under 2022 Inducement Plan (Incorporated by reference to Exhibit 10.10 to the Registrant's Annual Report on Form 10-K filed on February 8, 2022).

10.11#*
Form of Restricted Stock Unit Award Agreement for Company Employees under 2022 Inducement Plan (Incorporated by reference to Exhibit 10.10 to the Registrant's Annual Report on Form 10-K filed on February 8, 2022).

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

10.17#*	Employment Agreement, between Deciphera Pharmaceuticals, LLC and Thomas P. Kelly (Incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 10-K filed on March 14, 2019).

10.17(a)#*
Amendment No. 1 to Employment Agreement, between Deciphera Pharmaceuticals, LLC and Thomas P. Kelly (Incorporated by reference to Exhibit 10.16(a) to the Registrant’s Annual Report on Form 10-K filed on February 9, 2021).

10.18#*	Employment Agreement, between Deciphera Pharmaceuticals, LLC and Daniel L. Flynn (Incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K filed on February 9, 2021).

10.18(a)#*
Amendment No. 1 to Employment Agreement, between Deciphera Pharmaceuticals, LLC and Daniel L. Flynn (Incorporated by reference to Exhibit 10.17(a) to the Registrant’s Annual Report on Form 10-K filed on February 9, 2021)

10.19#*	Employment Agreement, between Deciphera Pharmaceuticals, LLC and Matthew L. Sherman (Incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 10-K filed on March 9, 2020).

10.20#*	Employment Agreement, between Deciphera Pharmaceuticals, LLC and Daniel C. Martin (Incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 10-K filed on March 14, 2019).

10.21#	Deciphera Pharmaceuticals, Inc. Amended and Restated Non-Employee Director Compensation Policy.

Exhibit Number	Description
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

10.30*
Amendment No. 1 to Open Market Sale AgreementSM, dated August 4, 2022, by and between the Registrant Pharmaceuticals, Inc. and Jefferies LLC (Incorporated by reference to Exhibit 1.3 to the Registrant’s Form S-3 filed on August 4, 2022).

21.1	List of Subsidiaries of Registrant.

23.1	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm.

24.1	Power of Attorney (included on signature page to this Annual Report on Form 10-K).

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

Exhibit Number	Description
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
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

Date: February 7, 2023	DECIPHERA PHARMACEUTICALS, INC.

	By:	/s/ Steven L. Hoerter
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

Signature	Title	Date
/s/ Steven L. Hoerter	President, Chief Executive Officer, and Director (Principal Executive Officer)	February 7, 2023
Steven L. Hoerter

/s/ Thomas P. Kelly	Chief Financial Officer (Principal Financial and Accounting Officer)	February 7, 2023
Thomas P. Kelly

/s/ Patricia L. Allen	Director	February 7, 2023
Patricia L. Allen

/s/ Edward J. Benz, Jr., M.D.	Director	February 7, 2023
Edward J. Benz, Jr., M.D.

/s/ James A. Bristol, Ph.D.	Director	February 7, 2023
James A. Bristol, Ph.D.

/s/ Frank S. Friedman	Director	February 7, 2023
Frank S. Friedman

/s/ Susan L. Kelley, M.D.	Director	February 7, 2023
Susan L. Kelley, M.D.

/s/ John R. Martin	Director	February 7, 2023
John R. Martin

/s/ Ron Squarer	Director	February 7, 2023
Ron Squarer

/s/ Dennis L. Walsh	Director	February 7, 2023
Dennis L. Walsh