Form 10-Q
period 2023-03-31
Deciphera Pharmaceuticals, Inc.
filed 2023-05-03
CIK 1654151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 28, 2023, there were 78,524,562 shares of Common Stock, $0.01 par value per share, outstanding.

Deciphera Pharmaceuticals, Inc.

SUMMARY OF MATERIAL RISKS ASSOCIATED WITH OUR BUSINESS
Our business is subject to numerous risks and uncertainties that you should be aware of before making an investment decision. These risks include, but are not limited to, the following:
•There is no assurance that our commercialization efforts with respect to QINLOCK® (ripretinib), referred to as QINLOCK, including, without limitation, our launch of QINLOCK in the EU4 (Germany, France, Italy, and Spain) and the U.K., which we refer to as key European markets, will be successful or that we will be able to generate revenues at the levels or on the timing we expect, or at levels or on the timing necessary to support our goals.
•Our planned pivotal Phase 3 INSIGHT study of QINLOCK versus sunitinib in second-line gastrointestinal stromal tumor (GIST) patients with mutations in KIT exon 11 and 17 and/or 18 and the absence of mutations in KIT exon 9, 13, and/or 14, which we also refer to as patients with mutations in KIT exon 11 and 17/18 (the INSIGHT study), may not be successful.
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
•our ability to successfully initiate and complete the pivotal Phase 3 INSIGHT study of QINLOCK for the potential treatment of second line GIST patients with mutations in KIT exon 11 and 17/18 and the Phase 3 MOTION study of vimseltinib for the potential treatment of tenosynovial giant cell tumor (TGCT) patients, advance our DCC-3116 program through clinical development, and nominate additional drug candidates from our switch control inhibitor platform;
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
•our commercial preparedness efforts and our ability to successfully commercially launch, or where permitted, otherwise provide access to our drug or drug candidates, if and when they are approved or receive pricing or reimbursement approval;
•the performance and experience of our licensee, Zai Lab (Shanghai) Co., Ltd. (Zai), to successfully develop and commercialize QINLOCK in the People's Republic of China (the PRC), Hong Kong, Taiwan and Macau, these territories collectively referred to as Greater China, under the terms and conditions of our license agreement, and the performance of our distributors in other territories;
•the potential benefits of our combination strategy for DCC-3116;
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
•the accuracy of our estimates regarding expenses, future revenues, capital requirements, use of proceeds, and need for additional financing; and
•the impact of global economic and political developments on our business, including high inflation and capital market disruptions, the war in Ukraine, economic sanctions and economic slowdowns or recessions, including any that may result from such developments and the COVID-19 pandemic, which could harm our commercialization efforts for QINLOCK as well as the value of our common stock and our ability to access capital markets.
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
NOTE REGARDING TRADEMARKS
The Deciphera logo and the QINLOCK® word mark and logo are registered trademarks and the Deciphera word mark is a trademark of Deciphera Pharmaceuticals, LLC.
We have, in certain cases, omitted the ®, ©, and ™ designations for these and other trademarks used in this Form 10-Q. Nevertheless, all rights to such trademarks are reserved. These and other trademarks referenced in this Form 10-Q are the property of their respective owners.

PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements.
Deciphera Pharmaceuticals, Inc.
Consolidated Balance Sheets
(Unaudited, in thousands, except share and per share amounts)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$114,637	$64,741
Short-term marketable securities	283,996	259,745
Accounts receivable, net	22,439	22,429
Inventory	25,528	20,561
Prepaid expenses and other current assets	29,559	25,482
Total current assets	476,159	392,958
Long-term marketable securities	27,627	14,550
Long-term investments—restricted and other long-term assets	3,277	3,277
Property and equipment, net	6,511	6,707
Operating lease assets	35,445	36,547
Total assets	$549,019	$454,039
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$19,670	$18,612
Accrued expenses and other current liabilities	60,942	64,622
Operating lease liabilities	3,301	3,235
Total current liabilities	83,913	86,469
Operating lease liabilities, net of current portion	25,022	25,879
Total liabilities	108,935	112,348
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock, $0.01 par value per share; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value per share; 125,000,000 shares authorized; 78,507,752 shares and 67,637,351 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	785	676
Additional paid-in capital	1,722,452	1,575,361
Accumulated other comprehensive income (loss)	(181)	(983)
Accumulated deficit	(1,282,972)	(1,233,363)
Total stockholders' equity	440,084	341,691
Total liabilities and stockholders' equity	$549,019	$454,039
The accompanying notes are an integral part of these consolidated financial statements.

Deciphera Pharmaceuticals, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2023	2022
Revenues:
Product revenues, net	$33,222	$28,809
Collaboration revenues	223	414
Total revenues	33,445	29,223
Cost and operating expenses:
Cost of sales	488	382
Research and development	54,765	47,412
Selling, general, and administrative	31,449	28,321
Total cost and operating expenses	86,702	76,115
Loss from operations	(53,257)	(46,892)
Other income (expense):
Interest and other income, net	3,648	—
Total other income (expense), net	3,648	—
Net loss	$(49,609)	$(46,892)

Net loss per share—basic and diluted	$(0.60)	$(0.80)
Weighted average common shares outstanding—basic and diluted	82,676,624	58,616,458

Comprehensive loss:
Net loss	$(49,609)	$(46,892)
Other comprehensive income (loss):
Unrealized losses on marketable securities	709	(540)
Currency translation adjustment	93	(74)
Total other comprehensive income (loss)	802	(614)
Total comprehensive loss	$(48,807)	$(47,506)
The accompanying notes are an integral part of these consolidated financial statements.

Deciphera Pharmaceuticals, Inc.
Consolidated Statements of Stockholders' Equity
(Unaudited, in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2022	67,637,351	$676	$1,575,361	$(983)	$(1,233,363)	$341,691
Issuance of common stock, net of underwriting discounts, commissions and offering costs	7,986,111	80	134,411	—	—	134,491
Issuance of common stock upon pre-funded warrant exercise	2,427,693	24	—	—	—	24
Issuance of common stock under stock option and incentive and employee stock purchase plans	456,597	5	166	—	—	171
Stock-based compensation expense	—	—	12,514	—	—	12,514
Other comprehensive income (loss)	—	—	—	802	—	802
Net loss	—	—	—	—	(49,609)	(49,609)
Balance, March 31, 2023	78,507,752	$785	$1,722,452	$(181)	$(1,282,972)	$440,084

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2021	58,549,644	$585	$1,358,516	$51	$(1,054,432)	$304,720
Issuance of common stock under stock option and incentive and employee stock purchase plans	147,619	1	82	—	—	83
Stock-based compensation expense	—	—	14,268	—	—	14,268
Other comprehensive income (loss)	—	—	—	(614)	—	(614)
Net loss	—	—	—	—	(46,892)	(46,892)
Balance, March 31, 2022	58,697,263	$586	$1,372,866	$(563)	$(1,101,324)	$271,565
The accompanying notes are an integral part of these consolidated financial statements.

Deciphera Pharmaceuticals, Inc.
Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(49,609)	$(46,892)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Stock-based compensation expense	12,514	14,268
Depreciation expense	608	783
Noncash lease expense	1,102	954
Net (accretion) amortization of (discounts) premium on marketable securities	(1,566)	255
Changes in operating assets and liabilities:
Accounts receivable	77	(2,561)
Inventory	(1,258)	(5,468)
Prepaid expenses and other current assets	(4,061)	(1,844)
Accounts payable	993	4,685
Accrued expenses and other current liabilities	(7,464)	(14,830)
Operating lease liabilities	(791)	(702)
Net cash flows used in operating activities	(49,455)	(51,352)
Cash flows from investing activities:
Purchases of marketable securities	(122,860)	—
Maturities of marketable securities	87,021	59,652
Sales of marketable securities	785	—
Purchases of property and equipment	(360)	—
Net cash flows (used in) provided by investing activities	(35,414)	59,652
Cash flows from financing activities:
Proceeds from offerings of common stock, net of underwriting discounts and commissions	135,125	—
Proceeds from pre-funded warrant exercise	24	—
Payments of offering costs	(634)	—
Proceeds from stock option exercises and employee stock purchase plan	171	83
Net cash flows provided by financing activities	134,686	83
Net increase in cash and cash equivalents	49,817	8,383
Effect of exchange rate changes on cash and cash equivalents	79	(114)
Cash and cash equivalents at beginning of period	64,741	87,063
Cash and cash equivalents at end of period	$114,637	$95,332
The accompanying notes are an integral part of these consolidated financial statements.

Deciphera Pharmaceuticals, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

1. Nature of the Business and Summary of Significant Accounting Policies
Nature of the Business
Deciphera Pharmaceuticals, Inc. (the Company) is a biopharmaceutical company focused on discovering, developing, and commercializing important new medicines to improve the lives of people with cancer. Leveraging its proprietary switch-control inhibitor platform and deep expertise in kinase biology, the Company designs kinase inhibitors to target the switch pocket region of the kinase with the goal of developing potentially transformative medicines. Through its patient-inspired approach, the Company seeks to develop a broad portfolio of innovative medicines to improve treatment outcomes. QINLOCK, the Company's switch-control tyrosine kinase inhibitor, was discovered using its proprietary drug discovery platform and designed for the treatment of gastrointestinal stromal tumor (GIST). QINLOCK is approved in Australia, Canada, China, the European Union (EU), Hong Kong, Israel, Macau, New Zealand, Switzerland, Taiwan, the United Kingdom (U.K.), and the United States (U.S.) for the treatment of fourth-line advanced GIST. The Company wholly owns QINLOCK and all of its drug candidates with the exception of a development and commercialization out-license agreement for QINLOCK in Greater China. In addition to QINLOCK, the Company has developed a robust pipeline of novel drug candidates using its switch-control kinase inhibitor platform, including vimseltinib and DCC-3116.
The Company is subject to risks and uncertainties common to companies in the biotechnology industry, including, but not limited to, development by competitors of new technological innovations, dependence on key personnel, market acceptance and the successful commercialization of QINLOCK or any of the Company's current or future drug candidates for which it receives marketing approval, protection of proprietary technology, ability to complete late-stage clinical trials, ability to obtain and maintain regulatory approvals, compliance with government regulations, and the ability to secure additional capital to fund operations. QINLOCK and the Company's drug candidates currently under development will require significant additional research and development efforts, including extensive preclinical and/or clinical testing and regulatory approval. In addition to supporting its research and development efforts, the Company will be required to invest in the Company's commercial capabilities and infrastructure, to support its commercialization of QINLOCK, the Company's first approved drug, and any current or future drug candidate for which the Company obtains marketing approval. These efforts require significant amounts of additional capital, adequate personnel and infrastructure, and extensive compliance-reporting capabilities. Even if the Company's drug development and commercialization efforts are successful, it is uncertain when, if ever, the Company will realize sufficient revenue to result in a profit from product sales of QINLOCK or any current or future drug candidates for which it receives marketing approval.
In April 2022, the Company entered into an underwriting agreement with J.P. Morgan Securities LLC and Jefferies, LLC (Jefferies), as representatives of the several underwriters named therein, relating to the issuance and sale of an aggregate of 7,501,239 shares of its common stock at a public offering price of $10.00 per share to certain investors. In addition, the Company issued and sold pre-funded warrants to purchase 9,748,761 shares of its common stock at a public offering price of $9.99 per pre-funded warrant, which equals the public offering price per share of the common stock less the $0.01 exercise price per share of each pre-funded warrant. The offering closed on April 29, 2022, resulting in net proceeds of $163.4 million after deducting underwriting discounts and commissions and other offering expenses.

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

During the three months ended March 31, 2023, 2,427,693 shares of pre-funded warrants were exercised resulting in net proceeds of less than $0.1 million. As of March 31, 2023, there were 6,428,270 pre-funded warrants outstanding.

Deciphera Pharmaceuticals, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

In August 2022, the Company entered into an amendment to its existing Open Market Sale Agreement℠ (as amended, Amended Sales Agreement) with Jefferies, pursuant to which the Company may issue and sell shares of its common stock (the Shares) having aggregate offering proceeds of up to $200.0 million from time to time through Jefferies as its sales agent. Upon delivery of a placement notice and subject to the terms and conditions of the Amended Sales Agreement, Jefferies may sell the Shares by any method permitted by law deemed to be an "at the market offering" as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. The Company may sell the Shares in amounts and at times to be determined by the Company from time to time subject to the terms and conditions of the Amended Sales Agreement, but it has no obligation to sell any Shares under the Amended Sales Agreement. The Company or Jefferies may suspend or terminate the offering of Shares upon notice to the other party and subject to other conditions.
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
In January 2023, the Company entered into an underwriting agreement with J.P. Morgan Securities LLC, Jefferies, Cowen and Company, LLC, and Guggenheim Securities, LLC, as representatives of the several underwriters named therein, relating to the issuance and sale of an aggregate of 7,986,111 shares of its common stock at a public offering price of $18.00 per share. The offering closed on January 24, 2023, resulting in net proceeds of $134.5 million, after deducting underwriting discounts and commissions and other offering expenses.
In May 2023, the Company entered into a new Open Market Sale AgreementSM (the Sales Agreement) with Jefferies, pursuant to which the Company may issue and sell the Shares having aggregate offering proceeds of up to $200.0 million from time to time through Jefferies as its sales agent. Upon delivery of a placement notice and subject to the terms and conditions of the Sales Agreement, Jefferies may sell the Shares by any method permitted by law deemed to be an "at the market offering" as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. The Company may sell the Shares in amounts and at times to be determined by the Company from time to time subject to the terms and conditions of the Sales Agreement, but it has no obligation to sell any Shares under the Sales Agreement. The Company or Jefferies may suspend or terminate the offering of Shares upon notice to the other party and subject to other conditions.
Basis of Presentation
The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets, and the satisfaction of liabilities and commitments in the ordinary course of business. Since inception, the Company has incurred recurring losses, including net losses of $49.6 million and $178.9 million for the three months ended March 31, 2023 and the year ended December 31, 2022, respectively. As of March 31, 2023, the Company had an accumulated deficit of $1.3 billion. The Company expects to continue to generate operating losses for the foreseeable future. The Company expects that its cash, cash equivalents, and marketable securities of $426.3 million as of March 31, 2023, together with anticipated product, royalty, and supply revenues, but excluding any potential future milestone payments under its collaboration or license agreements will be sufficient to fund its operating expenses and capital expenditure requirements through at least 12 months from the issuance date of these consolidated financial statements. The future viability of the Company is dependent on its ability to raise additional capital to fund its operations.
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

Deciphera Pharmaceuticals, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

Unaudited Interim Financial Information
These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (GAAP).
The consolidated balance sheet as of December 31, 2022 was derived from audited financial statements, but does not include all disclosures required by GAAP. The accompanying unaudited consolidated financial statements as of March 31, 2023 and for the three months ended March 31, 2023 and 2022 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto for the year ended December 31, 2022 included in the Company's Annual Report on Form 10-K (Form 10-K) on file with the SEC.
In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company's consolidated financial position as of March 31, 2023, consolidated results of operations and comprehensive loss for the three months ended March 31, 2023 and 2022, and consolidated cash flows for the three months ended March 31, 2023 and 2022, have been made. The consolidated results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2023.
The significant accounting policies used in preparation of these consolidated financial statements for the three months ended March 31, 2023 are consistent with those discussed in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements in the Company's Form 10-K for the year ended December 31, 2022.
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
Net Loss per Share
Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding for the period, including pre-funded warrants. Diluted net income (loss) per share is computed by dividing the diluted net income (loss) by the weighted average number of common shares, including pre-funded warrants and potential dilutive common shares assuming the dilutive effect of outstanding stock options and unvested restricted common stock, as determined using the treasury stock method.
For periods in which the Company has reported net losses, diluted net loss per common share is the same as basic net loss per common share, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss for the three months ended March 31, 2023 and 2022.

Deciphera Pharmaceuticals, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

The following potential dilutive securities, presented based on amounts outstanding at the end of each reporting period, have been excluded from the calculation of diluted net loss per share because including them would have had an anti-dilutive impact:

	As of March 31,
	2023	2022
Options to purchase common stock	9,256,574	8,467,044
Unvested restricted common stock units	2,930,554	2,150,954
Unvested employee stock purchase plan shares	61,307	211,822
Total	12,248,435	10,829,820
2. Revenues
Net Product Revenues
To date, the Company's only source of product revenues has been from the sales of QINLOCK, which began in May 2020, following the approval of QINLOCK by the U.S. Food and Drug Administration ( FDA) on May 15, 2020, and during the three months ended March 31, 2023 and 2022 in certain other jurisdictions following regulatory approval or on a named patient basis.
Net product revenues by geography consisted of the following and are attributable to individual countries based on the location of the customer:

	Three Months Ended March 31,
(in thousands)	2023	2022
U.S.	$24,624	$23,409
Rest of world	8,598	5,400
Total product revenues, net	$33,222	$28,809
Activity in each of the product revenue allowance and reserve categories is summarized as follows:

(in thousands)	Trade discounts and allowances	Chargebacks and administrative fees	Government rebates and other incentives	Returns	Total
Balance as of December 31, 2022	$475	$656	$15,825	$1,375	$18,331
Provision related to sales in the current year	925	2,216	4,788	1,102	9,031
Adjustments related to prior period sales	—	—	348	—	348
Credits and payments made during the period	(863)	(2,223)	(993)	(1,777)	(5,856)
Balance as of March 31, 2023	$537	$649	$19,968	$700	$21,854
The total reserves described above are summarized as components of the Company's consolidated balance sheets as follows:

(in thousands)	As of March 31, 2023	As of December 31, 2022
Reduction of accounts receivable, net	$1,132	$1,082
Component of accrued expenses and other current liabilities	20,722	17,249
Total revenue-related reserves	$21,854	$18,331

Deciphera Pharmaceuticals, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

Collaboration Revenues
Zai License Agreement
In June 2019, the Company entered into a license agreement (Zai License Agreement) with Zai Lab (Shanghai) Co., Ltd. (Zai), pursuant to which the Company granted Zai exclusive rights to develop and commercialize the Licensed Products in the Territory. The Company retains exclusive rights to, among other things, develop, manufacture, and commercialize the Licensed Products outside the Territory.
Pursuant to the terms of the Zai License Agreement, as of March 31, 2023 the Company has received an upfront cash payment of $20.0 million and three development milestone payments totaling $12.0 million and will be eligible to receive up to $173.0 million in potential development and commercial milestone payments, consisting of up to $38.0 million of development milestones and up to $135.0 million of commercial milestones. In addition, during the term of the Zai License Agreement, Zai will be obligated to pay the Company tiered percentage royalties ranging from low to high teens on annual net sales of the Licensed Products in the Territory, subject to adjustments in specified circumstances. Additionally, certain costs incurred by the Company associated with the Zai License Agreement are reimbursed by Zai.
During the three months ended March 31, 2023 and 2022, the Company recognized royalty revenues under the Zai License Agreement, which the Company began recognizing in the second quarter of 2021 following the approval from the China National Medical Products Administration (China NMPA).
Please read Note 3, Revenues, to the consolidated financial statements in the Company's Form 10-K for the year ended December 31, 2022 for further details on the Zai License Agreement.
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

Deciphera Pharmaceuticals, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

3. Marketable Securities and Fair Value Measurements
The following tables present marketable securities by contractual maturity and security type:

As of March 31, 2023 (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Due within one year:
Commercial paper	$93,351	$4	$(149)	$93,206
Corporate debt securities	92,901	13	(325)	92,589
U.S. government securities	65,587	65	(119)	65,533
Certificates of deposit	32,725	7	(64)	32,668
Due after one year through five years:
Corporate debt securities	14,518	24	(43)	14,499
U.S. government securities	13,085	43	—	13,128
Total	$312,167	$156	$(700)	$311,623

As of December 31, 2022 (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Due within one year:
Corporate debt securities	$113,939	$2	$(571)	$113,370
Commercial paper	81,344	12	(336)	81,020
Certificates of deposit	33,877	14	(152)	33,739
U.S. government securities	31,761	15	(160)	31,616
Due after one year through five years:
Corporate debt securities	11,278	—	(38)	11,240
U.S. government securities	3,349	—	(39)	3,310
Total	$275,548	$43	$(1,296)	$274,295

Deciphera Pharmaceuticals, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

The following tables present information about the Company's financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

As of March 31, 2023 (in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$—	$68,871	$—	$68,871
Commercial paper	—	23,824	—	23,824
Certificates of deposit	—	1,000	—	1,000
Marketable securities:
Corporate debt securities	—	107,088	—	107,088
Commercial paper	—	93,206	—	93,206
U.S. government securities	—	78,661	—	78,661
Certificates of deposit	—	32,668	—	32,668
Total	$—	$405,318	$—	$405,318

As of December 31, 2022 (in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$—	$27,787	$—	$27,787
Commercial paper	—	14,167	—	14,167
Corporate debt securities	—	4,945	—	4,945
Marketable securities:
Corporate debt securities	—	124,610	—	124,610
Commercial paper	—	81,020	—	81,020
U.S. government securities	—	34,926	—	34,926
Certificates of deposit	—	33,739	—	33,739
Total	$—	$321,194	$—	$321,194
The tables above exclude certificates of deposit totaling $3.1 million as of both March 31, 2023 and December 31, 2022 that the Company held to secure a letter of credit associated with its leases and to secure a credit card account. The certificates of deposit are measured at carrying value in the consolidated balance sheets in long-term investments—restricted and approximate fair value. For additional information on the letter of credit associated with the Company's leases, please read Note 7, Leases, to the consolidated financial statements in the Company's Form 10-K for the year ended December 31, 2022.
The fair value of Level 2 instruments classified as cash equivalents and marketable securities were determined through third-party pricing services. The pricing services use many observable market inputs to determine value, including reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates, and other industry and economic events. The Company performs validation procedures to ensure the reasonableness of this data. The Company performs its own review of prices received from the independent pricing services by comparing these prices to other sources. After completing the validation procedures, the Company did not adjust or override any fair value measurements provided by the pricing services as of March 31, 2023 and December 31, 2022.

Deciphera Pharmaceuticals, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

4. Inventory
Capitalized inventory consisted of the following:

(in thousands)	As of March 31, 2023	As of December 31, 2022
Raw materials	$4,934	$6,844
Work in process	18,502	11,125
Finished goods	2,092	2,592
Total inventory	$25,528	$20,561
Inventory written down as a result of excess, obsolescence, unmarketability, or other reasons is charged to cost of sales. For the three months ended March 31, 2023 and 2022, there were no amounts in inventory written down and charged to cost of sales.
5. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

(in thousands)	As of March 31, 2023	As of December 31, 2022
External research and development expenses	$17,163	$17,411
Payroll and related expenses	10,907	21,971
Revenue-related reserves	20,722	17,249
Professional fees	4,490	4,275
Other	7,660	3,716
Total accrued expenses and other current liabilities	$60,942	$64,622

6. Stock-Based Awards
Equity Plans
The Company grants stock-based awards under its 2017 Stock Option and Incentive Plan (the 2017 Plan) and is authorized to issue common stock under its 2017 Employee Stock Purchase Plan (ESPP). In February 2023, the Company granted performance-based restricted stock unit awards under the 2017 Plan. No performance-based restricted stock units vested and no performance-based restricted stock units were forfeited during the three months ended March 31, 2023. The Company also has outstanding stock options under its 2015 Equity Incentive Plan but is no longer granting awards under this plan. As of March 31, 2023, 1,721,074 shares of common stock were available for issuance under the 2017 Plan. As of March 31, 2023, 2,081,188 shares of common stock were available for issuance to participating employees under the ESPP.
In January 2022, the Company adopted an inducement plan (the Inducement Plan) pursuant to which the Company initially reserved 800,000 shares of common stock to be used exclusively for grants of equity-based awards to individuals who were not previously employees or directors of the Company, as an inducement material to the individual’s entry into employment with the Company within the meaning of Rule 5635(c)(4) of the Marketplace Rules of the Nasdaq Stock Market, Inc. In February 2023, the Inducement Plan was amended and the number of shares reserved for issuance under the Inducement Plan was increased by 270,000. The Inducement Plan provides for the grant of equity-based awards in the form of nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, unrestricted stock awards, and dividend equivalent rights. The Inducement Plan was adopted by the Company without stockholder approval pursuant to Rule 5635(c)(4) of the Marketplace Rules of the Nasdaq Stock Market, Inc. As of March 31, 2023, 800,000 shares of common stock were available for issuance under the Inducement Plan.

Deciphera Pharmaceuticals, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

Stock-based compensation expense was classified in the consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended March 31,
(in thousands)	2023	2022
Research and development	$5,455	$6,284
Selling, general, and administrative	7,059	7,984
Total stock-based compensation	$12,514	$14,268
As of March 31, 2023, total unrecognized compensation cost related to the unvested share-based awards was $82.4 million, which is expected to be recognized over a weighted average of 2.2 years.
7. Commitments and Contingencies
Purchase Commitments Associated with Commercial Supply Agreements
The Company has entered into commercial supply agreements related to the supply of QINLOCK that require the Company to make binding forecasts for a certain amount of purchases. The related cancellation clauses would as a general matter require the Company to pay the full amount of these binding forecasts. As of March 31, 2023, the Company's contractual commitments for its commercial supply agreements were $8.7 million, of which $7.9 million is expected to be paid within one year.
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
Indemnification Agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and senior management that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of March 31, 2023 or December 31, 2022.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Form 10-Q and our Annual Report on Form 10-K (Form 10-K) for the year ended December 31, 2022 on file with the SEC. Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-Q, including information with respect to our plans and strategy for our business, includes forward looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the "Risk Factors" section of this Form 10-Q, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis.
Overview
We are a biopharmaceutical company focused on discovering, developing, and commercializing important new medicines to improve the lives of people with cancer. Leveraging our proprietary switch-control kinase inhibitor platform and deep expertise in kinase biology, we design kinase inhibitors to target the switch pocket region of the kinase with the goal of developing potentially transformative medicines. Through our patient-inspired approach, we seek to develop a broad portfolio of innovative medicines to improve treatment outcomes. QINLOCK, our switch-control tyrosine kinase inhibitor, was discovered using our proprietary drug discovery platform and designed for the treatment of GIST. QINLOCK is approved in Australia, Canada, China, the EU, Hong Kong, Israel, Macau, New Zealand, Switzerland, Taiwan, the U.K., and the U.S. for the treatment of fourth-line advanced GIST. We wholly own QINLOCK and all of our drug candidates with the exception of a development and commercialization out-license agreement for QINLOCK in Greater China. In addition to QINLOCK, we have developed a robust pipeline of novel drug candidates using our switch-control kinase inhibitor platform, including vimseltinib and DCC-3116.
Recent Developments
QINLOCK
QINLOCK, an orally administered kinase switch control inhibitor of the KIT and PDGFRA kinases, is approved in twelve territories for the treatment of fourth-line advanced GIST.
In January 2023, we announced findings from an exploratory analysis using circulating tumor DNA (ctDNA) from the Phase 3 INTRIGUE study demonstrating substantial clinical benefit of QINLOCK in second-line GIST patients with mutations in KIT exon 11 and 17/18. Based on the results of the ctDNA analysis and discussions with the FDA, we expect to initiate the pivotal Phase 3 INSIGHT study of QINLOCK versus sunitinib in this patient population in the second half of 2023.
In March 2023, we announced that QINLOCK has been included in the latest National Comprehensive Cancer Network® Clinical Practice Guidelines in Oncology as a preferred regimen for second-line GIST patients intolerant to sunitinib. We also announced that the FDA granted Breakthrough Therapy Designation (BTD) for QINLOCK for the treatment of adult patients with unresectable or metastatic GIST who received prior treatment with imatinib, and who harbor a KIT exon 11 mutation and co-occurring KIT exon 17 and/or 18 mutations.
Vimseltinib
Vimseltinib is an investigational, orally administered, potent, and highly-selective switch-control kinase inhibitor of the colony stimulating factor 1 receptor (CSF1R).
We are currently studying vimseltinib in the pivotal Phase 3 MOTION study in patients with TGCT (MOTION study). The MOTION study is a two-part, randomized, double-blind, placebo-controlled study to assess the efficacy and safety of vimseltinib in patients with TGCT who are not amenable to surgery. In March 2023, we announced the completion of enrollment in the MOTION study. We expect to report top-line results in the fourth quarter of 2023.
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
In April 2023, we presented preclinical data on new clinical combinations with DCC-3116 at the American Association for Cancer (AACR) Annual Meeting 2023, including preclinical models in combination with QINLOCK in GIST and encorafenib and cetuximab in patients with colorectal cancer.
In the second half of 2023, we plan to present updated data from the single agent dose escalation phase of the study. Also in the second half of 2023, we expect to initiate one or more expansion cohorts in the ongoing Phase 1/2 study in combination with either trametinib, binimetinib, or sotorasib; and initiate new combination studies evaluating DCC-3116 in combinations with ripretinib in patients with GIST and in combination with encorafenib and cetuximab in patients with colorectal cancer.
Platform Development and Preclinical Pipeline
We are also making a focused investment in our next generation of research programs, which are designed to provide first-in-class or best-in-class treatments using our proprietary switch-control inhibitor platform. We announced the nomination of DCC-3084 as our pan-RAF development candidate in November 2022 and DCC-3009 as our next generation KIT inhibitor in April 2023. We also plan to continue to develop our in-licensed research-stage program, which targets the VPS34 kinase.
DCC-3084
DCC-3084 is a potential best-in-class pan-RAF inhibitor that broadly inhibits Class I, II, and III BRAF mutations, BRAF fusions, and BRAF/CRAF heterodimers. In April 2023, we presented preclinical data for DCC-3084 at the AACR Annual Meeting 2023. We expect to submit an IND application to the FDA for DCC-3084 in the second half of 2023.
DCC-3009
DCC-3009 is a potential best-in-class next generation KIT inhibitor that is designed to inhibit the broad spectrum of known primary and secondary drug resistant mutations in GIST, spanning KIT exons 9, 11, 13, 14, 17, and 18. In April 2023, we presented preclinical data for DCC-3009 at the AACR Annual Meeting 2023. We expect to submit an IND application to the FDA for DCC-3009 in the first half of 2024.
Components of Our Results of Operations
Revenues
QINLOCK is approved in Australia, Canada, China, the EU, Hong Kong, Israel, Macau, New Zealand, Switzerland, Taiwan, the U.S. and the U.K. for the treatment of fourth-line advanced GIST. We may generate revenue in the future from a combination of product sales or payments from collaboration, distribution, or any potential additional license agreements that we may enter into with third parties. We expect that our revenue in the foreseeable future will be derived primarily from sales of QINLOCK and, payments owed to us under the license (Zai License Agreement) and supply (Zai Supply Agreement) agreements we entered into with Zai in June 2019 and February 2020, respectively, including royalty revenues under the Zai License Agreement following the approvals of QINLOCK in the PRC and Hong Kong in March 2021. We cannot provide assurance as to what extent we will generate revenue from the commercialization of QINLOCK or if, when, or to what extent we will generate revenue from the commercialization and sale of our drug candidates for which we may receive marketing approval, if any. Additionally, we cannot provide assurance as to the extent of future royalty payments, the timing of future milestone payments, or that we will achieve and receive any future milestone payments at all. We may never succeed in obtaining regulatory approval for any of our drug candidates other than QINLOCK.
Product Revenues, Net
During the three months ended March 31, 2023 and 2022, our only source of product revenues was from the sales of QINLOCK. Product revenues are recorded net of estimates of variable consideration. Please read Note 2, Revenues, of these consolidated financial statements included in this Form 10-Q for further details of the reserves recorded for variable considerations.
Collaboration Revenues
For the three months ended March 31, 2023 and 2022, collaboration revenues were associated with the Zai License Agreement and Zai Supply Agreement, as applicable.
Zai License Agreement
Pursuant to the terms of the Zai License Agreement, as of March 31, 2023 we have received an upfront cash payment of $20.0 million and three development milestone payments totaling $12.0 million and will be eligible to receive up to $173.0 million in potential development and commercial milestone payments, consisting of up to $38.0 million of development milestones and up to $135.0 million of commercial milestones. In addition, during the term of the Zai License Agreement, Zai will be obligated to pay us tiered percentage royalties ranging from low to high teens on annual net sales of the Licensed Products in the Territory, subject to adjustments in specified circumstances. Additionally, certain costs we incur associated with the Zai License Agreement are reimbursed by Zai.
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
Cost of sales for newly launched products will not include the full cost of manufacturing until the initial pre-launch inventory is depleted, and additional inventory is manufactured and sold. The gross margin on sales of QINLOCK for the three months ended March 31, 2022 was enhanced by sales of the initial pre-launch inventory, and therefore, use of active pharmaceutical ingredients and components that were previously expensed as research and development expenses prior to the launch of QINLOCK, referred to as zero cost inventories. We began selling inventory with the full cost of manufacturing in the fourth quarter of 2022, and we do not expect that the cost of sales as a percentage of net sales of QINLOCK will increase significantly.
Operating Expenses
The successful development and commercialization of our drug and drug candidates is highly uncertain. This is due to the numerous risks and uncertainties, including the following:
•successfully commercializing or otherwise providing access to QINLOCK for the treatment of fourth-line advanced GIST in the U.S., key European markets, and any other jurisdictions where we may receive marketing approval in the future;
•successful initiation and completion of our planned Phase 3 INSIGHT study of QINLOCK and our Phase 3 MOTION study for vimseltinib in TGCT patients, advancing our DCC-3116 program through clinical development, and nominating additional drug candidates from our switch control inhibitor platform;
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
•expenses incurred in connection with the preclinical and clinical development of our drug candidates, including under agreements with clinical research organizations (CROs);
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
Consistent with our income tax disclosures described under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations—Components of Our Results of Operations" in our Form 10-K for the year ended December 31, 2022 on file with the SEC, as of March 31, 2023, we have not recorded any U.S. federal or state income tax benefits for either the net losses we have incurred or our earned research and orphan drug credits, due to the uncertainty of realizing a benefit from those items in the future.
Critical Accounting Policies and Significant Judgments and Estimates
Our consolidated financial statements are prepared in accordance with GAAP. The preparation of our consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures in the consolidated financial statements. We believe that our critical accounting policies that involve the most judgment and complexity are those relating to:
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
For a description of our critical accounting policies, please see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates" in our Form 10-K for the year ended December 31, 2022 on file with the SEC. There have been no significant changes to our critical accounting policies since December 31, 2022.

Results of Operations
Comparison of the Three Months Ended March 31, 2023 and 2022
The following table summarizes our results of operations for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(in thousands)	2023	2022
Revenues:
Product revenues, net	$33,222	$28,809
Collaboration revenues	223	414
Total revenues	33,445	29,223
Cost and operating expenses:
Cost of sales	488	382
Research and development	54,765	47,412
Selling, general, and administrative	31,449	28,321
Total cost and operating expenses	86,702	76,115
Loss from operations	(53,257)	(46,892)
Other income (expense):
Interest and other income, net	3,648	—
Total other income (expense), net	3,648	—
Net loss	$(49,609)	$(46,892)
Revenues
Product Revenues, Net
During the three months ended March 31, 2023 and 2022, our only source of product revenues was from the sales of QINLOCK. During the three months ended March 31, 2023 and 2022, net product revenues by geography consisted of the following:

	Three Months Ended March 31,
(in thousands)	2023	2022
U.S.	$24,624	$23,409
Rest of world	8,598	5,400
Total product revenues, net	$33,222	$28,809
For the three months ended March 31, 2023 compared to the same period in 2022, U.S. net product revenues increased $1.2 million, primarily due to increased sales volume and an increase in net price.
For the three months ended March 31, 2023 compared to the same period in 2022, rest of world net product revenues increased $3.2 million, primarily due to increased sales volume of QINLOCK in Germany, which launched in January 2022, France, where we have conducted a post-approval paid access program since April 2022, and other jurisdictions as we continued our commercialization efforts.
Collaboration Revenues
For the three months ended March 31, 2023 compared to the same period in 2022, collaboration revenues decreased $0.2 million, which was primarily due to a decrease in royalty revenues under the Zai License Agreement.

Cost of Sales
During the three months ended March 31, 2023 and 2022, cost of sales by type consisted of the following:

	Three Months Ended March 31,
(in thousands)	2023	2022
Cost of product sales	$430	$366
Cost of collaboration sales	58	16
Total cost of sales	$488	$382
For the three months ended March 31, 2023 compared to the same period in 2022, cost of sales increased $0.1 million, primarily due to increased product sales of QINLOCK in the U.S., Germany and France, partially offset by a credit received for inventory previously written down during the year ended December 31, 2022. During the three months ended March 31, 2023 and 2022, no amounts for inventory were written down as a result of excess, obsolescence, unmarketability, or other reasons.
For the three months ended March 31, 2022, cost of sales associated with product sales of QINLOCK was primarily related to the sales of zero cost inventories, which consisted of packaging, labeling, shipping, and distribution costs.
Prior to receiving FDA approval for QINLOCK in May 2020, we manufactured inventory to be sold and recorded approximately $6.0 million related to this inventory build-up as research and development expense. We did not record any such costs related to the build-up of this inventory as research and development expense during the three months ended March 31, 2023 and 2022.
Utilizing the actual direct costs to manufacture QINLOCK prior to receiving FDA approval, had the previously expensed inventory been capitalized and recognized when sold, the total cost of sales with these manufacturing costs included for the three months ended March 31, 2022 would have increased by approximately $0.6 million. We began selling inventory with the full cost of manufacturing in the fourth quarter of 2022.
We do not expect our cost of sales for QINLOCK to increase significantly as a percentage of net sales in future periods as we continue to produce inventory for future sales, which will reflect the full cost of manufacturing, and then sell such inventory.

Operating Expenses

Research and Development Expenses
For the Three (Q1) Months Ended
March 31, 2023 ('23) and 2022 ('22)
$54,765
7,842
21,180
4,631
4,549
7,927
8,636
$47,412
5,963
21,965
3,870
3,256
5,702
6,656
(in thousands)
Q1'23
Q1'22
QINLOCK
Vimseltinib
DCC-3116
Preclinical
Personnel related (including stock-based compensation)
Other research and development

Selling, General, and Administrative Expenses
For the Three Months Ended
March 31, 2023 and 2022
$31,449
2,904
9,019
19,526
$28,321
3,643
5,759
18,919
(in thousands)
Q1'23
Q1'22
Personnel related (including stock-based compensation)
Professional and consultant fees
Other selling, general, and administrative

Research and Development Expenses
QINLOCK
For the three months ended March 31, 2023 compared to the same period in 2022, research and development expenses related to QINLOCK increased primarily as a result of increased clinical trial expenses of $1.5 million and increased manufacturing expenses of $0.7 million. Clinical trial expenses for QINLOCK increased primarily as a result of increased expenses associated with INTRIGUE, our Phase 3 study of QINLOCK for the treatment of second-line GIST, and our Phase 3 INSIGHT study of QINLOCK versus sunitinib in patients with mutations in KIT exon 11 and 17/18. Manufacturing costs increased primarily due to timing of processing of inventory for clinical and commercial use.
Vimseltinib
For the three months ended March 31, 2023 compared to the same period in 2022, research and development expenses related to our vimseltinib program increased primarily as a result of increased clinical trial expenses of $0.9 million, increased manufacturing expenses of $0.7 million, and increased preclinical expenses of $0.6 million. Clinical trial expenses increased primarily due to increased activities associated with our Phase 3 study of vimseltinib in patients with TGCT, MOTION, which was initiated in the fourth quarter of 2021, partially offset by a decrease in clinical trial expenses associated with our Phase 1/2 study of vimseltinib to assess the safety, tolerability, PK, and PD in patients with TGCT. Manufacturing expenses increased primarily due to inventory process developments. Preclinical expenses increased primarily due to increased activities related to toxicology and biology studies.
DCC-3116
For the three months ended March 31, 2023 compared to the same period in 2022, research and development expenses related to our DCC-3116 program increased primarily as a result of increase clinical trial expenses of $1.7 million associated with our Phase 1/2 study of DCC-3116, which we initiated in June 2021, partially offset by decreased manufacturing costs of $0.5 million due to the timing of inventory production for product to be used in our Phase 1/2 study of DCC-3116.

Preclinical
For the three months ended March 31, 2023 compared to the same period in 2022, research and development expenses related to preclinical costs increased $0.8 million primarily due to increased activities for our early-stage drug discovery programs.
Unallocated Expenses
For the three months ended March 31, 2023 compared to the same period in 2022, the increase in unallocated research and development expenses were primarily associated with increased other research and development of $1.8 million, primarily related to manufacturing expenses not allocated to specific projects and temporary employment services, partially offset by decreased personnel-related costs of $0.8 million, including a decrease in stock-based compensation expense of $0.8 million.
We expect research and development expenses associated with our drug and drug candidate programs will increase in 2023 as these programs progress.
Selling, General, and Administrative Expenses
For the three months ended March 31, 2023 compared to the same period in 2022, the increase in selling, general, and administrative expenses was primarily associated with increased professional and consultant fees of $3.3 million and increased personnel-related costs of $1.5 million, partially offset by a decrease in stock-based compensation expense of $0.9 million and a decrease in other selling, general, and administrative expenses of $0.7 million, primarily due to an increase in sublease income, which began during the second quarter of 2022. The increase in professional and consultant fees is primarily due to an increase in professional, consulting, and other expenses related to the commercialization of QINLOCK and temporary employment services.
We anticipate that our selling, general, and administrative expenses will increase modestly overall due to increased selling, general, and administrative expenses to be incurred related to the continued launch of QINLOCK in additional jurisdictions in 2023.
Interest and Other Income, Net
For the three months ended March 31, 2023 compared to the same period in 2022, the increase in interest and other income, net, was primarily due to increased interest income on our cash equivalents and marketable securities associated with an increase in our investment holdings.
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
As a result, we have incurred significant operating losses since our inception. We have generated limited revenue to date primarily from our product sales and under the Zai License Agreement and Zai Supply Agreement. QINLOCK is approved in twelve territories for the treatment of fourth-line advanced GIST. During the three months ended March 31, 2023 and 2022, our product revenues were primarily derived from sales of QINLOCK in the U.S. Additionally, we launched QINLOCK in Germany in January 2022 and have conducted the post-approval paid access program in France since April 2022. We have also entered into exclusive distributor arrangements to facilitate product sales of QINLOCK in select geographies where we do not currently intend to distribute QINLOCK on our own. During the second quarter of 2021, following the approvals of QINLOCK in the PRC and Hong Kong in March 2021, we also began to recognize royalty revenues under the Zai License Agreement. However, we cannot provide assurance as to what extent we will generate revenue from the commercialization of QINLOCK by us or our partners. We do not expect to generate revenue from sales of any drug candidates in the near future, if at all, unless and until we obtain marketing approval for, and begin to sell, such drug candidates. We may never generate revenues that are significant enough to achieve profitability.
On October 2, 2017, we completed our IPO of our common stock. Since October 2017, we have primarily supported our operations by completing issuances of our common stock through our IPO, subsequent follow-on offerings, including our underwritten public offerings in April 2022 and January 2023, and the Sales Agreement and the Amended Sales Agreement with Jefferies. Through such issuances, we have issued and sold 45,156,736 shares of our common stock and pre-funded warrants to purchase 9,748,761 shares of our common stock resulting in net proceeds of $1.3 billion after deducting underwriting discounts and commissions and other offering expenses.
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
During the three months ended March 31, 2023, 2,427,693 shares of pre-funded warrants were exercised resulting in net proceeds of less than $0.1 million. As of March 31, 2023, there were 6,428,270 pre-funded warrants outstanding.
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
In January 2023, we delivered written notice to Jefferies that we were suspending and terminating the prospectus related to the common stock issuable pursuant to the terms of the Amended Sales Agreement. As a result, we will not make any sales of our securities pursuant to the Amended Sales Agreement, unless and until a new prospectus, prospectus supplement, or a new registration statement is filed. Other than the termination of the prospectus, the Amended Sales Agreement remains in full force and effect.
In January 2023, we entered into an underwriting agreement with J.P. Morgan Securities LLC, Jefferies, Cowen and Company, LLC, and Guggenheim Securities, LLC, as representatives of the several underwriters named therein, relating to the issuance and sale of an aggregate of 7,986,111 shares of our common stock at a public offering price of $18.00 per share. The offering closed on January 24, 2023, resulting in net proceeds of $134.5 million, after deducting underwriting discounts and commissions and other offering expenses.
In May 2023, the Company entered into the Sales Agreement with Jefferies, pursuant to which the Company may issue and sell shares of its common stock having aggregate offering proceeds of up to $200.0 million from time to time through Jefferies as its sales agent. Upon delivery of a placement notice and subject to the terms and conditions of the Sales Agreement, Jefferies may sell the Shares by any method permitted by law deemed to be an "at the market offering" as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. The Company may sell the Shares in amounts and at times to be determined by the Company from time to time subject to the terms and conditions of the Sales Agreement, but it has no obligation to sell any Shares under the Sales Agreement. The Company or Jefferies may suspend or terminate the offering of Shares upon notice to the other party and subject to other conditions.
Cash Flows
As of March 31, 2023, our principal sources of liquidity were cash, cash equivalents, and marketable securities of $426.3 million, which consisted of cash, money market funds, U.S. government securities, commercial paper, corporate debt securities, and certificates of deposit. The primary objectives of our investment activities are to preserve principal, provide liquidity, and maximize income without significantly increasing risk. Given the nature of these investments, we believe that the market for these instruments is not illiquid.

The following table summarizes our sources and uses of cash and cash equivalents for each of the periods presented:

	Three Months Ended March 31,
(in thousands)	2023	2022
Net cash flows used in operating activities	$(49,455)	$(51,352)
Net cash flows (used in) provided by investing activities	(35,414)	59,652
Net cash flows provided by financing activities	134,686	83
Net increase in cash and cash equivalents	$49,817	$8,383
Operating Activities
During the three months ended March 31, 2023 compared to the same period in 2022, net cash flows used in operating activities decreased $1.9 million, primarily resulting from a decrease in net cash flows related to changes in our operating assets and liabilities of $8.2 million, partially offset by an increase in our net loss of $2.7 million and a decrease in net non-cash charges of $3.6 million, including a decrease in share-based compensation of $1.8 million. The decrease in net cash flows related to changes in our operating assets and liabilities were generally due to the timing of vendor invoicing and payments and the completion of payments under our restructuring program initiated during the fourth quarter of 2021.
Investing Activities
During the three months ended March 31, 2023 compared to the same period in 2022, net cash flows used in investing activities increased $95.1 million, primarily resulting from an increase in purchases of marketable securities of $122.9 million, partially offset by an increase in proceeds from maturities and sales of marketable securities of $28.2 million.
Financing Activities
During the three months ended March 31, 2023 compared to the same period in 2022, net cash flows provided by financing activities increased $134.6 million, primarily resulting from net proceeds from an offering of our common stock in a follow-on public offering in January 2023 for $134.5 million.
Funding Requirements
Our ability to generate product revenues sufficient to achieve profitability will depend heavily on the successful commercialization of QINLOCK and eventual commercialization of one or more of our drug candidates. Our net loss was $49.6 million for the three months ended March 31, 2023 and $178.9 million for the year ended December 31, 2022. As of March 31, 2023, we had an accumulated deficit of $1.3 billion. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We expect that our expenses and capital requirements will continue to increase in connection with our ongoing activities, particularly as we:
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
We believe that our cash, cash equivalents, and marketable securities as of March 31, 2023 of $426.3 million, together with anticipated product, royalty, and supply revenues, but excluding any potential future milestone payments under our collaboration or license agreements will enable us to fund our operating expenses and capital expenditure requirements into 2026.

We have based these estimates on assumptions that may not be achieved, and we could utilize our available capital resources sooner than we expect.
Contractual Obligations and Commitments
As of March 31, 2023, there have been no material changes to our contractual obligations and commitments outside the ordinary course of business from those that were presented in our Form 10-K for the year ended December 31, 2022.
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
Item 3.    Quantitative and Qualitative Disclosures about Market Risk.
For the Company’s disclosures about market risk, please see “Part II—Item 7A—Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Form 10-K for the year ended December 31, 2022 on file with the SEC. There have been no material changes to the Company’s disclosures about market risk in Part II—Item 7A of the Company’s Form 10-K for the year ended December 31, 2022 on file with the SEC.
Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
To date, we have not generated sufficient revenue to result in a profit from the sale of products. On May 15, 2020, QINLOCK was approved in the U.S. by the FDA for the treatment of adult patients with advanced GIST who have received prior treatment with three or more kinase inhibitors, including imatinib. Our business currently depends heavily on our ability to successfully commercialize QINLOCK as a treatment for GIST in the U.S., key European markets, and in other jurisdictions where we may obtain marketing approval. In November 2021, we announced that the European Commission (EC) approved QINLOCK in the EU for the treatment of adult patients with advanced GIST who have received prior treatment with three or more kinase inhibitors, including imatinib. We launched QINLOCK in Germany in January 2022, and have conducted the post-approval paid access program in France since April 2022. We also plan to continue the European expansion of QINLOCK in 2023, with planned commercial launches following conclusion of pricing and reimbursement negotiations in other key European markets. This process is conducted on a country-by-country basis and is time-consuming and complex, and we may not be successful in obtaining reimbursements and other approvals in a timely manner with acceptable terms, or at all. Furthermore, we may never be able to successfully commercialize our product or meet our expectations with respect to revenues. We have never marketed, sold, or distributed for commercial use any pharmaceutical product other than QINLOCK in fourth-line advanced GIST and have a limited history of commercial sales. There is no guarantee that the infrastructure, systems, processes, policies, relationships, and materials we have built for the commercialization of QINLOCK in the U.S. in GIST, or those for the commercialization of QINLOCK in key European markets in GIST, will be sufficient for us to achieve success at the levels we expect. Furthermore, there is no guarantee that we will be able to expand patient access to QINLOCK in additional European countries through any channels that we may pursue.
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
Any of these issues could impair our ability to successfully commercialize our product or to generate sufficient revenues to result in a profit or profits or to meet our expectations with respect to the amount or timing of revenues or profits. Any issues or hurdles related to our commercialization efforts may materially adversely affect our business, results of operations, financial condition, and prospects. There is no guarantee that we will be successful in our commercialization efforts with respect to QINLOCK in fourth-line advanced GIST. We may also experience significant fluctuations in sales of QINLOCK from period to period and, ultimately, we may never generate sufficient revenues from QINLOCK to reach or maintain profitability or sustain our anticipated levels of operations. Any inability on our part to successfully commercialize QINLOCK in the U.S., key European markets, and any other international markets where it may subsequently be approved or any significant delay, could have a material adverse impact on our company.
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
Healthcare providers, physicians, and third-party payors play a primary role in the recommendation and prescription of QINLOCK and any drug candidates for which we obtain marketing approval. Our arrangements with third-party payors, customers, and other third parties may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell, and distribute QINLOCK and any other products for which we obtain marketing approval. These laws impact, among other things, our research activities and proposed sales, marketing and education programs and constrain our business and financial arrangements and relationships with third-party payors, healthcare professionals, and other parties through which we market, sell and distribute QINLOCK and any other products for which we obtain marketing approval. In addition, we may be subject to patient data privacy and security regulation by both the U.S. federal government and the states in which we conduct our business, along with foreign regulators (including European data protection authorities). Finally, our current and future operations are subject to additional healthcare-related statutory and regulatory requirements and enforcement by foreign regulatory authorities in jurisdictions in which we conduct our business. For more information regarding the risks related to such laws, regulations, and patient assistance programs please see "Business—Government Regulation—Other Healthcare Laws" in our Form 10-K for the year ended December 31, 2022.
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
The regulations that govern marketing approvals, pricing, coverage, and reimbursement for new drugs vary widely from country to country. In the U.S., recently enacted legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, including certain European countries, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay our commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenue we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in QINLOCK or one or more of our drug candidates, even if such drug candidates obtain marketing approval. For more information regarding the risks related to insurance coverage and reimbursement please see "Business—Government Regulation—Coverage and Reimbursement" in our Form 10-K for the year ended December 31, 2022.

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
In the U.S. and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of our drug candidates, restrict or regulate post-approval activities, and affect our ability to profitably sell our approved drug and any drug candidates for which we obtain marketing approval. Among policy-makers and payers in the U.S. and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access to healthcare. In the U.S., the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. There have been, and likely will continue to be, legislative and regulatory proposals at the federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. For more information regarding the risks related to such recently enacted and future legislation please see “Business—Government Regulation—U.S. Healthcare Reform” in our Form 10-K for the year ended December 31, 2022.
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
In California, the California Consumer Privacy Act (CCPA) was enacted in June 2018, became effective on January 1, 2020, and became subject to enforcement by the California Attorney General's office on July 1, 2020. The CCPA broadly defines personal information, gives California residents expanded individual privacy rights and protections and provides for civil penalties for violations and a private right of action for data breaches. Further, a new California privacy law, the California Privacy Rights Act (CPRA) was passed by California voters on November 3, 2020. The CPRA will create additional obligations with respect to processing and storing personal information took effect on January 1, 2023 (with certain provisions having retroactive effect to January 1, 2022). We will continue to monitor developments related to the CPRA and anticipate additional costs and expenses associated with CPRA compliance. While there is an exception for protected health information that is subject to HIPAA and clinical trial regulations, the CCPA and CPRA may impact our business activities if we become a "Business"

regulated by the scope of the CCPA or are subject to CPRA and there continues to be some uncertainly about how certain provisions of the CCPA will be interpreted and how the law will be enforced.
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
In addition, we must also ensure that we maintain adequate safeguards to enable the transfer of personal data outside of the EEA or the U.K., in particular to the U.S., in compliance with European and U.K. data protection laws. We expect that we will continue to face uncertainty as to whether our efforts to comply with our obligations under European privacy laws will be sufficient. In some cases, we rely upon the recently updated standard contractual clauses (new standard contractual clauses) to legitimize transfers of personal data out of the EEA from controllers or processors established outside the EEA (and not subject to the GDPR). Transition to the new standard contractual clauses requires significant effort and cost particularly given the burdensome requirements of transfer impact assessments and the substantial obligations that the new standard contractual clauses impose upon exporters. The U.K. is not subject to the EC's new standard contractual clauses but has published its own transfer mechanism, the International Data Transfer Agreement, which enables transfers from the U.K. On June 28, 2021, the EC announced a decision of “adequacy” concluding that the U.K. ensures an equivalent level of data protection to the GDPR, which provides some relief regarding the legality of continued personal data flows from the EEA to the U.K. Some uncertainty remains, however, as this adequacy determination must be renewed after four years and may be modified or revoked in the interim. The U.K. Government has confirmed that transfers from the U.K. to the EEA may currently continue to flow freely. Changes with respect to any of these matters may lead to additional costs and increase our overall risk exposure. In addition, although EU and U.S. negotiators have announced in March 2022 an agreement in principle on an EU-U.S. Data Privacy Framework and President Biden signed on October 7, 2022 Executive Order on 'Enhancing Safeguards for United States Signals Intelligence Activities', there remains much to be worked out before this program becomes a potential valid transfer mechanism.
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
Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance by financial institutions or transactional counterparties, could adversely affect our current and projected business operations and our financial condition and results of operations.
Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (SVB) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (FDIC) as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership; since then, additional financial institutions have experienced similar failures and have been placed into receivership. It is possible that other banks will face similar difficulty in the future. Although a statement by the Department of the Treasury, the Federal Reserve, and the FDIC indicated that all depositors of SVB would have access to all of their money after only one business day of closure, including funds held in uninsured deposit accounts, borrowers under credit agreements, letters of credit, and certain other financial instruments with financial institutions that have been placed into receivership by the FDIC may be unable to access undrawn amounts thereunder. Although we do not have investments with any financial institution currently in receivership, if any financial institution with which we have a relationship were to be placed into receivership, we may be unable to access such funds. In addition, if any parties with whom we conduct business are unable to access funds pursuant to instruments or lending arrangements with such a financial institution, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected. In this regard, counterparties to credit agreements and arrangements with banks in receivership or other financial difficulty, and third parties (such as beneficiaries of letters of credit, among others), may experience direct impacts from the closure or reorganization of such financial institutions and uncertainty remains over liquidity concerns in the broader financial services industry. Similar impacts have occurred in the past, such as during the 2008-2010 financial crisis.
Inflation and rapid increases in interest rates have led to a decline in the trading value of previously issued government securities with interest rates below current market interest rates. Although the U.S. Department of Treasury, FDIC, and Federal Reserve Board have announced a program to provide up to $25 billion of loans to financial institutions secured by certain government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments, widespread demands for customer withdrawals or other liquidity needs of financial institutions for immediate liquidity may exceed the capacity of such program. Additionally, there is no guarantee that the U.S. Department of Treasury, FDIC, and Federal Reserve Board will provide access to uninsured funds in the event of the closure of other banks or financial institutions in the future, or that they would do so in a timely fashion.
Although we assess our banking relationships as we believe necessary or appropriate, our access to funding sources in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect us, the financial institutions with which we have financial arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit, or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which we have financial or business relationships, but could also include factors involving financial markets or the financial services industry generally.
The results of events or concerns that involve one or more of these factors could include a variety of material and adverse impacts on our current and projected business operations and our financial condition and results of operations. These could include, but may not be limited to, the following:
•delayed access to deposits or other financial assets or the uninsured loss of deposits or other financial assets;
•potential or actual breach of contractual obligations that require us to maintain letters of credit or other credit support arrangements; or
•termination of cash management arrangements and/or delays in accessing or actual loss of funds subject to cash management arrangements.
In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses, financial obligations, or fulfill our other obligations, result in breaches of our financial and/or contractual obligations or result in violations of federal or state wage and hour laws. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity and our current and/or projected business operations and financial condition and results of operations.

In addition, any further deterioration in the macroeconomic economy or financial services industry could lead to losses or defaults by any parties with whom we conduct business, which in turn, could have a material adverse effect on our current and/or projected business operations and results of operations and financial condition. For example, a third party with whom we conduct business may fail to make payments when due, default under their agreements with us, become insolvent or declare bankruptcy. In addition, a third party with whom we conduct business could be adversely affected by any of the liquidity or other risks that are described above as factors that could result in material adverse impacts on us, including but not limited to, delayed access or loss of access to uninsured deposits or loss of the ability to draw on existing credit facilities involving a troubled or failed financial institution. Any bankruptcy or insolvency by a third party with whom we conduct business, or the failure of such party to make payments when due, or any breach or default by such party, or the loss of any significant relationships, could result in material losses to us and may have a material adverse impact on our business.
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
Specifically, there are a large number of pharmaceutical and biotechnology companies developing or marketing treatments for cancer that would be competitive with QINLOCK and the drug candidates we are developing, if such drug candidates are approved. Many of these companies are developing cancer therapeutics that are also kinase inhibitors. Although there are currently marketed drugs that have activity in GIST through their targeting of primary and secondary KIT mutants, other than avapritinib for GIST PDGFRA exon 18 mutations only, no currently marketed drug directly targets certain secondary resistance mutations in KIT and PDGFRA, and no currently marketed drug provides coverage of all KIT and PDGFRA mutants. With respect to QINLOCK, there are a number of large pharmaceutical companies and biotechnology companies marketing small molecule drugs or biologic drugs for the treatment of GIST, including Blueprint Medicines Corporation, Novartis AG (Novartis), Pfizer and Bayer AG. We are also aware of pharmaceutical and biotechnology companies developing drugs for the treatment of GIST including AB Sciences S.A., Ascentage Pharma Group Inc. (APGI), Arog Pharmaceuticals, Inc. (Arog), Chia Tai Tianqing Pharmaceutical Group CO., LTD (CTTPG), Cogent Biosciences, Inc. (Cogent), Immunicum AB (Immunicum), Jiangsu HengRui, Inc. (Jiangsu), Ningbo Tai Kang Medical Technology Co. Ltd. (NTKMT), Novartis, Taiho Pharmaceutical Co. Ltd (Taiho), Theseus Pharmaceuticals (Theseus), and IDRx, Inc. (IDRx). Several of these programs are in clinical studies, including but not limited to APGI, Arog, CTTPG, Cogent, Immunicum, Jiangsu, NTKMT, Theseus, and IDRx. Further, there are numerous companies marketing or developing antibodies and small molecules targeting CSF1R for TGCT, including Abbisko Therapeutics Co., Ltd., AmMax Bio, Inc., Daiichi, Dragonboat Biopharmaceutical Company Limited, HXPharma, SynOx Therapeutics Ltd, and HUTCHMED (China) Limited. These programs are also in clinical studies for TGCT. In addition, pexidartinib is the only FDA approved product, which is indicated for the treatment of adult patients with symptomatic TGCT associated with severe morbidity or functional limitations and not amenable to improvement with surgery. With respect to DCC-3116, an ULK inhibitor designed to address mutant RAS and RAF cancers being studied in a Phase 1/2 clinical study, we are aware of other companies that are advancing programs targeting ULK, including Erasca, Inc. (Erasca), Txinno Bioscience Inc., and Ailon Pharma Oy. With respect to DCC-3084, we are also aware of pharmaceutical and biotechnology companies developing pan-RAF development candidates, including Day One Biopharmaceuticals, Inc. (Day One), Jazz Pharma Pharmaceuticals, Inc. (Jazz Pharma), F. Hoffmann-La Roche AG (Roche), Kinnate Biopharma Inc. (Kinnate), Erasca, Pfizer, Black Diamond Therapeutics, Inc., SpringWorks Therapeutics, Inc. (SpringWorks), Nested Therapeutics, METiS Therapeutics (METiS), Verastem, Inc. (Verastem), and Xynomic Pharmaceuticals Holdings, Inc (Xynomic). Several of these programs are in clinical studies, including but not limited to Day One, Jazz Pharma, Roche, Kinnate, Erasca, Pfizer, SpringWorks, Verastem, and Xynomic.
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
Even if a potential drug displays a favorable efficacy and safety profile in preclinical and clinical studies, market acceptance of the drug will not be known until after it is launched. Our efforts to educate the medical community and third-party payors on the benefits of our drug may require significant resources and may never be successful. Our efforts to educate the marketplace may require more resources than are required by the therapies marketed by our competitors. In addition, even if our planned Phase 3 INSIGHT study yields positive results and we obtain regulatory approval for QINLOCK in a sub-group of second-line GIST patients, the commercial success of QINLOCK in that indication depends on a number of additional factors, including the adoption of ctDNA testing for GIST patients. Any of these factors may cause QINLOCK, or any future approved drugs, such as vimseltinib or DCC-3116, if approved, to be unsuccessful or less successful than anticipated.
Our failure to obtain additional marketing approvals in other foreign jurisdictions would prevent QINLOCK and our drug candidates from being marketed more extensively internationally, and any approval we are granted for QINLOCK or our drug candidates in the U.S. or key European markets would not assure approval of QINLOCK or our drug candidates in other foreign jurisdictions.
Following the FDA approval of QINLOCK in May 2020, we commenced commercial sales of QINLOCK in the U.S. In addition, our partner, Zai, obtained regulatory approval to market QINLOCK in the PRC, Hong Kong, and Taiwan in 2021 and Macau in 2023. Following EC approval in November 2021, we launched QINLOCK in Germany in January 2022 and have conducted the post-approval paid access program in France since April 2022. In addition, we plan to continue our geographic expansion of QINLOCK with commercial launches following the conclusion of pricing and reimbursement negotiations in other key European markets.
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
QINLOCK and any drug candidate for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, advertising, and promotional activities for such products, will be subject to continual requirements of and review by the FDA and other regulatory authorities. These requirements include, but are not limited to, restrictions governing promotion of an approved product, submissions of safety and other post-marketing information and reports, registration and listing requirements, cGMP requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, and requirements regarding drug distribution and the distribution of samples to physicians and recordkeeping. Additionally, under the Food and Drug Omnibus Reform Act of 2022, sponsors of approved drugs and biologics must provide 6 months’ notice to the FDA of any changes in marketing status, such as the withdrawal of a drug, and failure to do so could result in the FDA placing the product on a list of discontinued products, which would revoke the product’s ability to be marketed.
The FDA and other federal and state agencies, including the Department of Justice, closely regulate compliance with all requirements governing prescription drug products, including requirements pertaining to marketing and promotion of drugs in accordance with the provisions of the approved labeling and manufacturing of products in accordance with cGMP requirements. Violations of such requirements may lead to investigations alleging violations of the Federal Food, Drug, and Cosmetic Act (FDCA) and other statutes, including the FCA and other federal and state healthcare fraud and abuse laws as well as state consumer protection laws. Our failure to comply with all regulatory requirements, and later discovery of previously unknown adverse events or other problems with our products, manufacturers, or manufacturing processes, may yield various results, including:
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
A cyberattack or similar incident could occur and result in information theft, data corruption, operational disruption, damage to our reputation, or financial loss. We are dependent on information technology systems and infrastructure, including mobile technologies, to operate our business. Our technologies, systems, networks, or other proprietary information, and those of our vendors, suppliers, and other business partners, may become the target of cyberattacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss, or destruction of private, proprietary, and other information, or could otherwise lead to the disruption of our business operations. Cyberattacks are becoming more sophisticated and certain cyber incidents, such as surveillance, may remain undetected for an extended period and could lead to disruptions in critical systems or the unauthorized release of confidential or otherwise protected information. These events could lead to financial loss due to remedial actions, loss of business, disruption of operations, damage to our reputation, or potential liability. Our systems and insurance coverage for protecting against cybersecurity risks may not be sufficient. Furthermore, as cyberattacks continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerability to cyberattacks.

We are increasingly dependent on critical, complex, and interdependent information technology (IT) systems and data to operate our business. Any failure, inadequacy, interruption, or security lapse of that technology, including security attacks, incidents, and/or breaches, could harm our ability to operate our business effectively.
We have outsourced significant parts of our IT and business infrastructure to third-party providers, and we currently use these providers to perform business critical IT and business services for us. We are therefore vulnerable to cybersecurity attacks and incidents on the associated networks and systems, whether they are managed by us directly or by the third parties with whom we contract, and we have experienced and may in the future experience such cybersecurity threats and attacks. The risk of such threats and attacks continues to increase as we are now operating in a hybrid working environment, and sensitive data is accessed by employees working in less secure, home-based environments. The way we work continues to contain a significant remote component in most aspects of the business and we will continue to factor this into our cybersecurity risk management strategy. In addition, due to our reliance on third-party providers, we have experienced and may in the future experience interruptions, delays, or outages related to IT service availability due to a variety of factors outside of our control, including technical failures, natural disasters, fraud, or security attacks experienced by or caused by these third-party providers. Interruptions in the service provided by these third-party providers could affect our ability to perform critical tasks.
As a global pharmaceutical company, our systems are subject to frequent cyber-attacks. Due to the nature of some of these attacks, there is a risk that they may remain undetected for a period of time. While we have invested in the protection of data and information technology, our efforts may not prevent service interruptions or security breaches (e.g., ransomware or phishing). Any such interruption or breach of our systems could adversely affect our business operations and/or result in the loss of critical or sensitive confidential information or intellectual property, and could result in financial, legal, business, and reputational harm to us. We maintain cyber liability insurance; however, this insurance may not be sufficient to cover the financial, legal, business, or reputational losses that may result from an interruption or breach of our systems.
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
We could be subject to risks caused by misappropriation, misuse, leakage, falsification, or intentional or accidental disclosure or loss of information maintained in the information systems and networks of our company, including personal information of our employees and personal health information of our patients. In addition, outside parties may attempt to penetrate our systems or those of our vendors or fraudulently induce our employees or employees of our vendors to disclose sensitive information to gain access to our data. Like other companies, we have on occasion, and will continue to experience, threats to our data and systems, including malicious codes and viruses, and other security incidents, breaches, and attacks. The number and complexity of these threats continue to increase over time. Although we have experienced some of the events described above, to date, they have not had a material impact on our operations. Still, the occurrence of any of the events described above in the future could disrupt our business operations and result in enforcement actions or liability, including potential fines and penalties, claims for damages, and/or shareholder litigation.
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
We currently have several drug candidates in varying stages of clinical development, including DCC-3116 in a Phase 1/2 study in patients with advanced or metastatic tumors with a RAS or RAF mutation and vimseltinib in a Phase 3 study in patients with TGCT, and the risk of failure is high. We are unable to predict when or if any of our drug candidates will prove effective or safe in humans or will obtain marketing approval. Before obtaining marketing approval from regulatory authorities for the sale of any drug candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our drug candidates in humans. Clinical testing is expensive, difficult to design and implement, and can take many years to complete and is uncertain as to the outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, interim or preliminary results of a clinical trial do not necessarily predict final results, and results for one indication may not be predictive of the success in additional indications. In particular, the small number of patients in our early clinical trials may make the results of these trials less predictive of the outcome of later clinical trials. For example, in November 2021, we announced that the INTRIGUE study did not meet the primary endpoint of improved PFS compared with the standard of care sunitinib despite initially observing encouraging preliminary data in our Phase 1 study of QINLOCK in second-line GIST. In addition, although we observed encouraging preliminary efficacy results including ORR (best response) in our Phase 1/2 study of vimseltinib in TGCT, the assessments of efficacy from the Phase 1/2 study of vimseltinib were not designed to demonstrate statistical significance and may not be predictive of the results of further clinical trials of vimseltinib, including our ongoing Phase 3 MOTION study for vimseltinib. These factors also apply to the earlier-stage trials for our drug candidates, such as the Phase 1/2 study of DCC-3116.
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
•our third-party contractors, including investigators, may fail to meet their contractual obligations to us in a timely manner, or at all, due to interruptions to their business or may fail to comply with regulatory requirements;
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
We may not be able to continue clinical trials for our drug or drug candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside of the U.S., or our clinical trials may be delayed if enrollment is slowed or paused due to health considerations, access restrictions, or disruptions and shortages in the global supply chain resulting from global economic and political developments or other factors. Because the target patient populations for some of our drug candidates and approved drug in clinical development for additional indications are relatively small, it may be difficult to successfully identify patients.
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
We currently have no products that are approved for sale with the exception of QINLOCK for the treatment of fourth-line advanced GIST. All of our drug candidates, including vimseltinib and DCC-3116, are still in varying stages of clinical development. In January 2023, we also announced plans to initiate our Phase 3 INSIGHT study of QINLOCK versus sunitinib in second-line GIST patients with mutations in KIT exon 11 and 17/18.
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
Our ability to generate continued product revenues will depend heavily on the successful development and commercialization of our approved drug and drug candidates, if approved. Our success in the development of our approved drug and drug candidates will depend on several factors, including the following:
•successful completion of preclinical studies and clinical trials, including our ongoing Phase 3 MOTION study of vimseltinib and our planned Phase 3 INSIGHT study of QINLOCK;
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
Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions, or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular drug candidate or product, and our business in general. In addition, in regards to the information we publicly disclose regarding a particular study or clinical trial, such as "top-line" data, you or others may not agree with what we determine is the material or otherwise appropriate information to include in such disclosure, and any information we determine not to disclose, or to disclose at a later date, such as at a medical meeting may ultimately be deemed significant with respect to future decisions, conclusions, views, activities, or otherwise regarding a particular drug, drug candidate, or our business. If the "top-line" data that we report differ from actual results or are interpreted differently once additional data are disclosed at a later date, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for and commercialize our drug candidates, our business, operating results, prospects, or financial condition may be harmed or our stock price may decline.
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
A BTD by the FDA for our drug candidates may not lead to a faster development or regulatory review or approval process, and it does not increase the likelihood that our drug candidates will obtain marketing approval.
In March 2023, the FDA granted BTD for QINLOCK for the treatment of adult patients with unresectable or metastatic GIST who received prior treatment with imatinib, and who harbor a KIT exon 11 mutation and co-occurring KIT exon 17 and/or 18 mutations (KIT exon 11+17/17 mutations). We have in the past received and may in the future seek a BTD for some of our drug candidates.
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
For the foregoing reasons, we cannot be certain that any ongoing or future preclinical studies or clinical trials, including our ongoing Phase 1/2 study of DCC-3116, our planned Phase 3 INSIGHT study, or our pan-RAF research program, will be successful. Any safety or efficacy concerns observed in any one of our preclinical studies or clinical trials in a targeted area could limit the prospects for regulatory approval of drug candidates in that and other areas, which could have a material adverse effect on our business and prospects.
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
Investment in pharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We were formed and commenced operations in 2003. Other than QINLOCK, we have no approved products for commercial sale and have not generated sufficient revenue to result in a profit from product sales. We continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we have never been profitable and have incurred losses in each year since inception. For the three months ended March 31, 2023 and the year ended December 31, 2022, we reported net losses of $49.6 million and $178.9 million, respectively. As of March 31, 2023, we had an accumulated deficit of $1.3 billion.
Since our inception, we have focused substantially all of our efforts and financial resources on developing our proprietary compound library, including, without limitation, the preclinical and clinical development of QINLOCK and our drug candidates and, more recently, establishing a commercial infrastructure. On May 15, 2020, QINLOCK was approved by the FDA for the treatment of adult patients with advanced GIST who have received prior treatment with three or more kinase inhibitors, including imatinib. Except for QINLOCK, all of our drug candidates, including vimseltinib and DCC-3116, are still in clinical stages of development. To date, we have not generated sufficient revenue to result in a profit from the product sales of QINLOCK and have funded our operations primarily with proceeds from the sales of our common stock in public offerings and under the Sales Agreement, sales of preferred shares, proceeds from the issuance of convertible notes, payments received under a concluded collaboration agreement, upfront and milestone payments received under our license agreement with Zai, borrowings under a repaid construction loan, and research and development grants from the Kansas Bioscience Authority. Since our inception, we received an aggregate of $1.5 billion in net proceeds from such transactions. As of March 31, 2023, our cash, cash equivalents, and marketable securities were $426.3 million.
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
Our ability to become profitable depends upon our ability to generate revenue. To date, we have not generated sufficient revenue to result in a profit from sales of QINLOCK, and we do not know when, or if, we will generate profits or positive operating cash flows. We also have only obtained marketing approval for QINLOCK for the treatment of fourth-line advanced GIST in the U.S. and other select jurisdictions, and have not obtained marketing approval for any other indications or drug candidates. We do not expect to generate significant revenue from our drug candidates unless and until we obtain marketing approval for, and begin to sell, such drug candidates. Our ability to generate further revenue from sales of QINLOCK or revenue from sales of our drug candidates depends on a number of factors, including, but not limited to, our ability to:
•successfully commercialize or otherwise provide access to QINLOCK for the treatment of fourth-line advanced GIST in the U.S., key European markets, and any other jurisdictions where we may receive marketing approval in the future;
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
We have not yet demonstrated our ability to complete Phase 3 clinical trials other than for QINLOCK for the treatment of fourth-line GIST or the development of companion diagnostic tests, and we have not generated sufficient revenue to result in a profit from product sales or profit from our operations. Consequently, we may never achieve or sustain profitability and any predictions you make about our future success or viability may not be as accurate as they could be if we had an operating history with these activities.
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
We believe that our cash, cash equivalents, and marketable securities as of March 31, 2023, together with anticipated product, royalty, and supply revenues, and the net proceeds from our underwritten public offering completed in January 2023, but excluding any potential future milestone payments under our collaboration or license agreements will enable us to fund our operating expenses and capital expenditure requirements into 2026. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.

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
As of March 31, 2023, our executive officers and directors, combined with our stockholders who own more than 10% of our outstanding capital stock, beneficially own shares, in the aggregate, representing approximately 33% of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to exert significant influence over all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would have significant influence over the election of directors and approval of any merger, consolidation, or sale of all or substantially all of our assets. This concentration of ownership control may:
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
Our stock price is likely to be volatile. The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. Our common stock is currently quoted on the Nasdaq Global Select Market under the symbol "DCPH." Since our common stock began trading on the Nasdaq Global Select Market on September 28, 2017, our stock has traded at prices as low as $6.51 per share and as high as $71.11 per share through March 31, 2023. Market prices for our common stock will be influenced by a number of factors, including:
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
We have in the past, currently have, and may in the future, seek third-party licensees and/or collaborators for the development and commercialization of certain approved drugs or drug candidates on a selective basis. Our likely licensees and/or collaborators for any arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies, and biotechnology companies. For example, in 2019, we licensed QINLOCK for development and commercialization in Greater China to Zai, a China and U.S.-based commercial stage biopharmaceutical company. Zai received regulatory approval to market QINLOCK in the PRC, Hong Kong, and Taiwan in 2021 and Macau in 2023. We will not derive product revenue from Zai's sales of QINLOCK in Greater China and will in return for the license rights granted receive specified payments in the form of an upfront payment, certain milestone payments, if achieved, and royalties on the licensee's sales of QINLOCK in Greater China during a specified period. In addition, our clinical development plan for DCC-3116 will initially focus on combination strategies for patients with documented RAS and RAF cancer mutations. We currently have and may in the future choose to enter into collaboration arrangements with other pharmaceutical companies for arrangements with DCC-3116.
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
Our issued European patents could be subject to the jurisdiction of the recently formed UPC.
Our European patents and patent applications could be challenged in the recently created UPC for the EU, that is expected to come into force in 2023. We may decide to opt out our European patents and patent applications from the UPC. However, if certain formalities and requirements are not met, our European patents and patent applications could be challenged for non-compliance and brought under the jurisdiction of the UPC. We cannot be certain that our European patents and patent applications will avoid falling under the jurisdiction of the UPC, if we decide to opt out of the UPC. Under the UPC, a granted European patent would be valid and enforceable in numerous European countries. Although such patent rights would apply to numerous European countries, a successful challenge to a European patent under the UPC could result in loss of patent protection in numerous European countries. Accordingly, a single proceeding under the UPC addressing the validity and infringement of the European patent could result in loss of patent protection in numerous European countries rather than in each validated country separately as such patents always have been adjudicated. Such a loss of patent protection could have a material adverse impact on our business and our ability to commercialize or license our technology and product candidates.
Our intellectual property licenses from third parties could limit our ability to control certain decisions relating to our licensed European patents and applications.
Under our current license agreements, we may not have the final or sole decision on whether we are able to opt out certain of our in-licensed European patents and patent applications from the recently created Unified Patent Court (UPC) for the European Union (EU), that is expected to be fully ratified in 2023. Our licensors may decide to not opt out of the UPC, which would subject our in-licensed European patents and patent applications to the jurisdiction of the UPC. Furthermore, even if our licensors decide to opt out of the UPC, we cannot guarantee that our licensors will comply with the legal formalities and requirements for properly opting out of the UPC. Thus, we cannot be certain that our in-licensed European patents and patent applications will not fall under the jurisdiction of the UPC. Under the UPC, a single European patent would be valid and enforceable in numerous European countries. A challenge to the validity of a European patent under the UPC, if successful, could result in a loss of patent protection in numerous European countries which could have a material adverse impact on our business and our ability to commercialize or license our technology and product candidates.
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

3.1	Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on October 5, 2017).

3.2	Amended and Restated By-laws of the Registrant (Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on June 12, 2020).

10.1#*	Form of Performance-Based Restricted Stock United Award Agreement for Company Employees under 2017 Stock Option and Inventive Plan

10.2#*	Form of Performance-Based Restricted Stock United Award Agreement for Non-U.S. Grantees under 2017 Stock Option and Inventive Plan
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
______________
*    Filed herewith.
#    Indicates management contract or compensation plan
†    This certification will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent specifically incorporated by reference into such filing.
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

DECIPHERA PHARMACEUTICALS, INC.

Date: May 3, 2023	By:	/s/ Thomas P. Kelly
Thomas P. Kelly Chief Financial Officer (Principal Financial and Accounting Officer)