Form 10-Q
period 2023-06-30
Deciphera Pharmaceuticals, Inc.
filed 2023-08-09
CIK 1654151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 28, 2023, there were 78,821,161 shares of Common Stock, $0.01 par value per share, outstanding.

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
•Our pivotal Phase 3 INSIGHT study of QINLOCK versus sunitinib in second-line gastrointestinal stromal tumor (GIST) patients with mutations in KIT exon 11 and 17 and/or 18 and the absence of mutations in KIT exon 9, 13, and/or 14, which we also refer to as patients with mutations in KIT exon 11 and 17/18 (the INSIGHT study), may not be successful.
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

•If we experience delays or difficulties in the enrollment of patients in clinical trials, including in our Phase 3 INSIGHT study, and our ongoing clinical trials of vimseltinib and DCC-3116, our receipt of necessary marketing approvals could be delayed or prevented.
•If serious adverse events or unacceptable side effects are identified during the development of our drug or drug candidates, we may need to abandon or limit such development.
•We may not be able to obtain or, if granted, retain orphan drug exclusivity for our drug or drug candidates.
•The COVID-19 pandemic and the future outbreak of any other highly infectious or contagious diseases, could seriously harm our research, development, and commercialization efforts, increase our costs and expenses and have a material adverse effect on our business, financial condition, and results of operations.
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
•our ability to successfully complete the pivotal Phase 3 INSIGHT study of QINLOCK for the potential treatment of second line GIST patients with mutations in KIT exon 11 and 17/18 and the Phase 3 MOTION study of vimseltinib for the potential treatment of tenosynovial giant cell tumor (TGCT) patients, advance our DCC-3116 program through clinical development, and nominate additional drug candidates from our switch control inhibitor platform;
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
•the accuracy of our estimates regarding expenses, future revenues, capital requirements, use of proceeds, and need for additional financing; and
•the impact of global economic and political developments on our business, including high inflation and capital market disruptions, the war in Ukraine, economic sanctions and economic slowdowns or recessions, including any that may result from such developments and the COVID-19 pandemic or other public health concern, which could harm our commercialization efforts for QINLOCK as well as the value of our common stock and our ability to access capital markets.
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

PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements.
Deciphera Pharmaceuticals, Inc.
Consolidated Balance Sheets
(Unaudited, in thousands, except share and per share amounts)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$81,394	$64,741
Short-term marketable securities	247,346	259,745
Accounts receivable, net	23,200	22,429
Inventory	25,343	20,561
Prepaid expenses and other current assets	27,767	25,482
Total current assets	405,050	392,958
Long-term marketable securities	60,683	14,550
Long-term investments—restricted and other long-term assets	3,339	3,277
Property and equipment, net	6,213	6,707
Operating lease assets	34,333	36,547
Total assets	$509,618	$454,039
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$18,211	$18,612
Accrued expenses and other current liabilities	59,455	64,622
Operating lease liabilities	3,368	3,235
Total current liabilities	81,034	86,469
Operating lease liabilities, net of current portion	24,154	25,879
Total liabilities	105,188	112,348
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock, $0.01 par value per share; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value per share; 125,000,000 shares authorized; 78,772,870 shares and 67,637,351 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	788	676
Additional paid-in capital	1,736,143	1,575,361
Accumulated other comprehensive income (loss)	(967)	(983)
Accumulated deficit	(1,331,534)	(1,233,363)
Total stockholders' equity	404,430	341,691
Total liabilities and stockholders' equity	$509,618	$454,039
The accompanying notes are an integral part of these consolidated financial statements.

Deciphera Pharmaceuticals, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Product revenues, net	$37,320	$31,497	$70,542	$60,306
Collaboration revenues	984	997	1,207	1,411
Total revenues	38,304	32,494	71,749	61,717
Cost and operating expenses:
Cost of sales	173	1,799	661	2,181
Research and development	58,296	44,858	113,061	92,270
Selling, general, and administrative	32,610	29,625	64,059	57,946
Total cost and operating expenses	91,079	76,282	177,781	152,397
Loss from operations	(52,775)	(43,788)	(106,032)	(90,680)
Other income (expense):
Interest and other income, net	4,213	727	7,861	727
Total other income (expense), net	4,213	727	7,861	727
Net loss	$(48,562)	$(43,061)	$(98,171)	$(89,953)

Net loss per share—basic and diluted	$(0.57)	$(0.60)	$(1.17)	$(1.31)
Weighted average common shares outstanding—basic and diluted	85,020,344	72,133,428	83,854,959	68,441,998

Comprehensive loss:
Net loss	$(48,562)	$(43,061)	$(98,171)	$(89,953)
Other comprehensive income (loss):
Unrealized losses on marketable securities	(894)	(657)	(185)	(1,197)
Currency translation adjustment	108	(48)	201	(122)
Total other comprehensive income (loss)	(786)	(705)	16	(1,319)
Total comprehensive loss	$(49,348)	$(43,766)	$(98,155)	$(91,272)
The accompanying notes are an integral part of these consolidated financial statements.

Deciphera Pharmaceuticals, Inc.
Consolidated Statements of Stockholders' Equity
(Unaudited, in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, March 31, 2023	78,507,752	$785	$1,722,452	$(181)	$(1,282,972)	$440,084
Issuance of common stock under stock option and incentive and employee stock purchase plans	265,118	3	835	—	—	838
Stock-based compensation expense	—	—	12,856	—	—	12,856
Other comprehensive income (loss)	—	—	—	(786)	—	(786)
Net loss	—	—	—	—	(48,562)	(48,562)
Balance, June 30, 2023	78,772,870	$788	$1,736,143	$(967)	$(1,331,534)	$404,430

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2022	67,637,351	$676	$1,575,361	$(983)	$(1,233,363)	$341,691
Issuance of common stock, net of underwriting discounts, commissions and offering costs	7,986,111	80	134,411	—	—	134,491
Issuance of common stock upon pre-funded warrant exercise	2,427,693	24	—	—	—	24
Issuance of common stock under stock option and incentive and employee stock purchase plans	721,715	8	1,001	—	—	1,009
Stock-based compensation expense	—	—	25,370	—	—	25,370
Other comprehensive income (loss)	—	—	—	16	—	16
Net loss	—	—	—	—	(98,171)	(98,171)
Balance, June 30, 2023	78,772,870	$788	$1,736,143	$(967)	$(1,331,534)	$404,430
The accompanying notes are an integral part of these consolidated financial statements.

Deciphera Pharmaceuticals, Inc.
Consolidated Statements of Stockholders' Equity
(Unaudited, in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, March 31, 2022	58,697,263	$586	$1,372,866	(563)	$(1,101,324)	$271,565
Issuance of common stock, net of underwriting discounts, commissions and offering costs	7,501,239	75	163,278	—	—	163,353
Issuance of common stock upon pre-funded warrant exercise	317,316	3	—	—	—	3
Issuance of common stock under stock option and incentive and employee stock purchase plans	299,693	4	864	—	—	868
Stock-based compensation expense	—	—	12,988	—	—	12,988
Other comprehensive income (loss)	—	—	—	(705)	—	(705)
Net loss	—	—	—	—	(43,061)	(43,061)
Balance, June 30, 2022	66,815,511	$668	$1,549,996	$(1,268)	$(1,144,385)	$405,011

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2021	58,549,644	$585	$1,358,516	$51	$(1,054,432)	$304,720
Issuance of common stock, net of underwriting discounts, commissions and offering costs	7,501,239	75	163,278	—	—	163,353
Issuance of common stock upon pre-funded warrant exercise	317,316	3	—	—	—	3
Issuance of common stock under stock option and incentive and employee stock purchase plans	447,312	5	946	—	—	951
Stock-based compensation expense	—	—	27,256	—	—	27,256
Other comprehensive income (loss)	—	—	—	(1,319)	—	(1,319)
Net loss	—	—	—	—	(89,953)	(89,953)
Balance, June 30, 2022	66,815,511	$668	$1,549,996	$(1,268)	$(1,144,385)	$405,011
The accompanying notes are an integral part of these consolidated financial statements.

Deciphera Pharmaceuticals, Inc.
Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(98,171)	$(89,953)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Stock-based compensation expense	25,370	27,256
Depreciation expense	1,179	1,603
Noncash lease expense	2,215	1,954
Net (accretion) amortization of (discounts) premium on marketable securities	(3,519)	222
Changes in operating assets and liabilities:
Accounts receivable	(689)	(5,397)
Inventory	(4,889)	(6,911)
Prepaid expenses and other current assets	(2,264)	(1,992)
Other long-term assets	(61)	(160)
Accounts payable	(428)	3,136
Accrued expenses and other current liabilities	(5,230)	(25,212)
Operating lease liabilities	(1,594)	(1,422)
Net cash flows used in operating activities	(88,081)	(96,876)
Cash flows from investing activities:
Purchases of marketable securities	(229,135)	(181,885)
Maturities of marketable securities	197,950	137,630
Sales of marketable securities	785	—
Purchases of property and equipment	(653)	(287)
Net cash flows used in investing activities	(31,053)	(44,542)
Cash flows from financing activities:
Proceeds from offerings of common stock, net of underwriting discounts and commissions	135,125	163,778
Proceeds from pre-funded warrant exercise	24	3
Payments of offering costs	(634)	(425)
Proceeds from stock option exercises and employee stock purchase plan	1,009	951
Net cash flows provided by financing activities	135,524	164,307
Net increase in cash and cash equivalents	16,390	22,889
Effect of exchange rate changes on cash and cash equivalents	263	(254)
Cash and cash equivalents at beginning of period	64,741	87,063
Cash and cash equivalents at end of period	$81,394	$109,698
The accompanying notes are an integral part of these consolidated financial statements.

Deciphera Pharmaceuticals, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

1. Nature of the Business and Summary of Significant Accounting Policies
Nature of the Business
Deciphera Pharmaceuticals, Inc. (the Company) is a biopharmaceutical company focused on discovering, developing, and commercializing important new medicines to improve the lives of people with cancer. Leveraging its proprietary switch-control inhibitor platform and deep expertise in kinase biology, the Company designs kinase inhibitors to target the switch pocket region of the kinase with the goal of developing potentially transformative medicines. Through its patient-inspired approach, the Company seeks to develop a broad portfolio of innovative medicines to improve treatment outcomes. QINLOCK, the Company's switch-control tyrosine kinase inhibitor, was discovered using its proprietary drug discovery platform and designed for the treatment of gastrointestinal stromal tumor (GIST). QINLOCK is approved in Australia, Canada, China, the European Union (EU), Hong Kong, Israel, Macau, New Zealand, Singapore, Switzerland, Taiwan, the United Kingdom (U.K.), and the United States (U.S.) for the treatment of fourth-line advanced GIST. The Company wholly owns QINLOCK and all of its drug candidates with the exception of a development and commercialization out-license agreement for QINLOCK in Greater China. In addition to QINLOCK, the Company has developed a robust pipeline of novel drug candidates using its switch-control kinase inhibitor platform, including vimseltinib and DCC-3116.
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
During the six months ended June 30, 2023, 2,427,693 shares of pre-funded warrants were exercised resulting in net proceeds of less than $0.1 million. As of June 30, 2023, there were 6,428,270 pre-funded warrants outstanding. There were no shares of pre-funded warrants exercised in the three months ended June 30, 2023.

Deciphera Pharmaceuticals, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

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
In May 2023, the Company entered into an Open Market Sale AgreementSM (the Sales Agreement) with Jefferies, pursuant to which the Company may issue and sell the Shares having aggregate offering proceeds of up to $200.0 million from time to time through Jefferies as its sales agent. Upon delivery of a placement notice and subject to the terms and conditions of the Sales Agreement, Jefferies may sell the Shares by any method permitted by law deemed to be an "at the market offering" as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. The Company may sell the Shares in amounts and at times to be determined by the Company from time to time subject to the terms and conditions of the Sales Agreement, but it has no obligation to sell any Shares under the Sales Agreement. The Company or Jefferies may suspend or terminate the offering of Shares upon notice to the other party and subject to other conditions.
Basis of Presentation
The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets, and the satisfaction of liabilities and commitments in the ordinary course of business. Since inception, the Company has incurred recurring losses, including net losses of $98.2 million and $178.9 million for the six months ended June 30, 2023 and the year ended December 31, 2022, respectively. As of June 30, 2023, the Company had an accumulated deficit of $1.3 billion. The Company expects to continue to generate operating losses for the foreseeable future. The Company expects that its cash, cash equivalents, and marketable securities of $389.4 million as of June 30, 2023, together with anticipated product, royalty, and supply revenues, but excluding any potential future milestone payments under its collaboration or license agreements will be sufficient to fund its operating expenses and capital expenditure requirements through at least 12 months from the issuance date of these consolidated financial statements. The future viability of the Company is dependent on its ability to raise additional capital to fund its operations.
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
The consolidated balance sheet as of December 31, 2022 was derived from audited financial statements, but does not include all disclosures required by GAAP. The accompanying unaudited consolidated financial statements as of June 30, 2023 and for the three and six months ended June 30, 2023 and 2022 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto for the year ended December 31, 2022 included in the Company's Annual Report on Form 10-K (Form 10-K) on file with the SEC.
In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company's consolidated financial position as of June 30, 2023, consolidated results of operations and comprehensive loss for the three and six months ended June 30, 2023 and 2022, and consolidated cash flows for the six months ended June 30, 2023 and 2022, have been made. The consolidated results of operations for the three and six months ended

Deciphera Pharmaceuticals, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

June 30, 2023 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2023.
The significant accounting policies used in preparation of these consolidated financial statements for the three and six months ended June 30, 2023 are consistent with those discussed in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements in the Company's Form 10-K for the year ended December 31, 2022.
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
For periods in which the Company has reported net losses, diluted net loss per common share is the same as basic net loss per common share, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss for the three and six months ended June 30, 2023 and 2022.
The following potential dilutive securities, presented based on amounts outstanding at the end of each reporting period, have been excluded from the calculation of diluted net loss per share because including them would have had an anti-dilutive impact:

	As of June 30,
	2023	2022
Options to purchase common stock	9,456,610	8,205,617
Unvested restricted common stock units	2,905,473	1,942,621
Unvested employee stock purchase plan shares	45,612	53,429
Total	12,407,695	10,201,667
2. Revenues
Net Product Revenues
To date, the Company's only source of product revenues has been from the sales of QINLOCK, which began in May 2020, following the approval of QINLOCK by the U.S. Food and Drug Administration ( FDA) on May 15, 2020, and during the three and six months ended June 30, 2023 and 2022 in certain other jurisdictions following regulatory approval or on a named patient basis.

Deciphera Pharmaceuticals, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

Net product revenues by geography consisted of the following and are attributable to individual countries based on the location of the customer:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
U.S.	$28,916	$23,733	$53,540	$47,142
Rest of world	8,404	7,764	17,002	13,164
Total product revenues, net	$37,320	$31,497	$70,542	$60,306
Activity in each of the product revenue allowance and reserve categories is summarized as follows:

(in thousands)	Trade discounts and allowances	Chargebacks and administrative fees	Government rebates and other incentives	Returns	Total
Balance as of December 31, 2022	$475	$656	$15,825	$1,375	$18,331
Provision related to sales in the current year	2,007	4,686	8,969	2,295	17,957
Adjustments related to prior period sales	(31)	—	145	—	114
Credits and payments made during the period	(1,792)	(4,556)	(2,484)	(2,848)	(11,680)
Balance as of June 30, 2023	$659	$786	$22,455	$822	$24,722
The total reserves described above are summarized as components of the Company's consolidated balance sheets as follows:

(in thousands)	As of June 30, 2023	As of December 31, 2022
Reduction of accounts receivable, net	$1,346	$1,082
Component of accrued expenses and other current liabilities	23,376	17,249
Total revenue-related reserves	$24,722	$18,331
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
Pursuant to the terms of the Zai License Agreement, as of June 30, 2023 the Company has received an upfront cash payment of $20.0 million and three development milestone payments totaling $12.0 million and will be eligible to receive up to $173.0 million in potential development and commercial milestone payments, consisting of up to $38.0 million of development milestones and up to $135.0 million of commercial milestones. In addition, during the term of the Zai License Agreement, Zai will be obligated to pay the Company tiered percentage royalties ranging from low to high teens on annual net sales of the Licensed Products in the Territory, subject to adjustments in specified circumstances. Additionally, certain costs incurred by the Company associated with the Zai License Agreement are reimbursed by Zai.
During the three and six months ended June 30, 2023 and 2022, the Company recognized royalty revenues under the Zai License Agreement, which the Company began recognizing in the second quarter of 2021 following the approval from the China National Medical Products Administration (China NMPA).
Please read Note 3, Revenues, to the consolidated financial statements in the Company's Form 10-K for the year ended December 31, 2022 for further details on the Zai License Agreement.

Deciphera Pharmaceuticals, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

Zai Supply Agreement
In February 2020, the Company entered into a Supply Agreement (the Zai Supply Agreement) with Zai, as required by terms in the Zai License Agreement, pursuant to which the Company will supply the Licensed Products to Zai for use in the Territory for clinical trials as well as commercial inventory, if QINLOCK obtained regulatory approval in the Territory. QINLOCK was approved in the People's Republic of China (the PRC), Hong Kong, and Taiwan in 2021, and Macau and Singapore in 2023. Subject to the Zai Supply Agreement, costs incurred by the Company for clinical and commercial supply are reimbursed by Zai.
During the second quarter of 2021, following the approvals of QINLOCK in the PRC and Hong Kong in March 2021, the Company began recognizing revenues associated with sales of commercial inventory of QINLOCK under the Zai Supply Agreement.
3. Marketable Securities and Fair Value Measurements
The following tables present marketable securities by contractual maturity and security type:

As of June 30, 2023 (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Due within one year:
Commercial paper	$75,101	$—	$(127)	$74,974
Corporate debt securities	63,016	1	(279)	62,738
U.S. government securities	97,907	4	(326)	97,585
Certificates of deposit	12,060	1	(12)	12,049
Due after one year through five years:
Corporate debt securities	17,672	—	(177)	17,495
U.S. government securities	43,717	—	(529)	43,188
Total	$309,473	$6	$(1,450)	$308,029

As of December 31, 2022 (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Due within one year:
Corporate debt securities	$113,939	$2	$(571)	$113,370
Commercial paper	81,344	12	(336)	81,020
Certificates of deposit	33,877	14	(152)	33,739
U.S. government securities	31,761	15	(160)	31,616
Due after one year through five years:
Corporate debt securities	11,278	—	(38)	11,240
U.S. government securities	3,349	—	(39)	3,310
Total	$275,548	$43	$(1,296)	$274,295

Deciphera Pharmaceuticals, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

The following tables present information about the Company's financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

As of June 30, 2023 (in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$—	$50,710	$—	$50,710
U.S. government securities	—	2,985	—	2,985
Commercial paper	—	1,695	—	1,695
Marketable securities:
Corporate debt securities	—	80,233	—	80,233
Commercial paper	—	74,974	—	74,974
U.S. government securities	—	140,773	—	140,773
Certificates of deposit	—	12,049	—	12,049
Total	$—	$363,419	$—	$363,419

As of December 31, 2022 (in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$—	$27,787	$—	$27,787
Commercial paper	—	14,167	—	14,167
Corporate debt securities	—	4,945	—	4,945
Marketable securities:
Corporate debt securities	—	124,610	—	124,610
Commercial paper	—	81,020	—	81,020
U.S. government securities	—	34,926	—	34,926
Certificates of deposit	—	33,739	—	33,739
Total	$—	$321,194	$—	$321,194
The tables above exclude certificates of deposit totaling $3.1 million as of both June 30, 2023 and December 31, 2022 that the Company held to secure a letter of credit associated with its leases and to secure a credit card account. The certificates of deposit are measured at carrying value in the consolidated balance sheets in long-term investments—restricted and approximate fair value. For additional information on the letter of credit associated with the Company's leases, please read Note 7, Leases, to the consolidated financial statements in the Company's Form 10-K for the year ended December 31, 2022.
The fair value of Level 2 instruments classified as cash equivalents and marketable securities were determined through third-party pricing services. The pricing services use many observable market inputs to determine value, including reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates, and other industry and economic events. The Company performs validation procedures to ensure the reasonableness of this data. The Company performs its own review of prices received from the independent pricing services by comparing these prices to other sources. After completing the validation procedures, the Company did not adjust or override any fair value measurements provided by the pricing services as of June 30, 2023 and December 31, 2022.

Deciphera Pharmaceuticals, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

4. Inventory
Capitalized inventory consisted of the following:

(in thousands)	As of June 30, 2023	As of December 31, 2022
Raw materials	$4,933	$6,844
Work in process	18,511	11,125
Finished goods	1,899	2,592
Total inventory	$25,343	$20,561
Inventory written down as a result of excess, obsolescence, unmarketability, or other reasons is charged to cost of sales. During the three and six months ended June 30, 2023, there was no inventory written down as a result of excess, obsolescence, unmarketability, or other reasons. During the three and six months ended June 30, 2022, $0.4 million in inventory was written down as a result of excess, obsolescence, unmarketability, or other reasons, respectively.
5. Other Consolidated Financial Statement Detail
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

(in thousands)	As of June 30, 2023	As of December 31, 2022
External research and development expenses	$17,524	$17,411
Payroll and related expenses	11,140	21,971
Revenue-related reserves	23,376	17,249
Professional fees	4,016	4,275
Other	3,399	3,716
Total accrued expenses and other current liabilities	$59,455	$64,622
Interest Income
For the three and six months ended June 30, 2023, interest income was $4.4 million and $8.2 million, respectively. For the three and six months ended June 30, 2022, interest income was $0.6 million and $0.7 million, respectively.
6. Stock-Based Awards
Equity Plans
The Company grants stock-based awards under its 2017 Stock Option and Incentive Plan (the 2017 Plan) and is authorized to issue common stock under its 2017 Employee Stock Purchase Plan (ESPP). In February 2023, the Company granted performance-based restricted stock unit awards under the 2017 Plan. No performance-based restricted stock units vested, no performance-based restricted stock units were forfeited, and no stock-based compensation expense was recognized related to performance-based restricted stock units during the three and six months ended June 30, 2023. The Company also has outstanding stock options under its 2015 Equity Incentive Plan but is no longer granting awards under this plan. As of June 30, 2023, 1,346,799 shares of common stock were available for issuance under the 2017 Plan. As of June 30, 2023, 2,266,771 shares of common stock were available for issuance to participating employees under the ESPP.
In January 2022, the Company adopted an inducement plan (the Inducement Plan) pursuant to which the Company initially reserved 800,000 shares of common stock to be used exclusively for grants of equity-based awards to individuals who were not previously employees or directors of the Company, as an inducement material to the individual’s entry into employment with the Company within the meaning of Rule 5635(c)(4) of the Marketplace Rules of the Nasdaq Stock Market, Inc. In February 2023, the Inducement Plan was amended and the number of shares reserved for issuance under the Inducement Plan was increased by 270,000. The Inducement Plan provides for the grant of equity-based awards in the form of nonstatutory stock options, stock

Deciphera Pharmaceuticals, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

appreciation rights, restricted stock awards, restricted stock unit awards, unrestricted stock awards, and dividend equivalent rights. The Inducement Plan was adopted by the Company without stockholder approval pursuant to Rule 5635(c)(4) of the Marketplace Rules of the Nasdaq Stock Market, Inc. As of June 30, 2023, 800,000 shares of common stock were available for issuance under the Inducement Plan.
Stock-based compensation expense was classified in the consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Research and development	$5,737	$5,406	$11,192	$11,690
Selling, general, and administrative	7,119	7,582	14,178	15,566
Total stock-based compensation	$12,856	$12,988	$25,370	$27,256
As of June 30, 2023, total unrecognized compensation cost related to the unvested share-based awards was $72.7 million, which is expected to be recognized over a weighted average of 2.3 years.
7. Commitments and Contingencies
Purchase Commitments Associated with Commercial Supply Agreements
The Company has entered into commercial supply agreements related to the supply of QINLOCK that require the Company to make binding forecasts for a certain amount of purchases. The related cancellation clauses would as a general matter require the Company to pay the full amount of these binding forecasts. As of June 30, 2023, the Company's contractual commitments for its commercial supply agreements were $10.7 million, of which $5.1 million is expected to be paid within one year.
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
Indemnification Agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and senior management that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of June 30, 2023 or December 31, 2022.

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
Overview
We are a biopharmaceutical company focused on discovering, developing, and commercializing important new medicines to improve the lives of people with cancer. Leveraging our proprietary switch-control kinase inhibitor platform and deep expertise in kinase biology, we design kinase inhibitors to target the switch pocket region of the kinase with the goal of developing potentially transformative medicines. Through our patient-inspired approach, we seek to develop a broad portfolio of innovative medicines to improve treatment outcomes. QINLOCK, our switch-control tyrosine kinase inhibitor, was discovered using our proprietary drug discovery platform and designed for the treatment of GIST. QINLOCK is approved in Australia, Canada, China, the EU, Hong Kong, Israel, Macau, New Zealand, Singapore, Switzerland, Taiwan, the U.K., and the U.S. for the treatment of fourth-line advanced GIST. We wholly own QINLOCK and all of our drug candidates with the exception of a development and commercialization out-license agreement for QINLOCK in Greater China. In addition to QINLOCK, we have developed a robust pipeline of novel drug candidates using our switch-control kinase inhibitor platform, including vimseltinib and DCC-3116.
Recent Developments
QINLOCK
QINLOCK, an orally administered kinase switch control inhibitor of the KIT and PDGFRA kinases, is approved in thirteen territories for the treatment of fourth-line advanced GIST.
In January 2023, we announced findings from an exploratory analysis using circulating tumor DNA (ctDNA) from the Phase 3 INTRIGUE study demonstrating substantial clinical benefit of QINLOCK in second-line GIST patients with mutations in KIT exon 11 and 17/18. In August 2023, we announced that we opened the first sites for enrollment in the pivotal Phase 3 INSIGHT study of QINLOCK versus sunitinib in this patient population.
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
We are also conducting an international, multicenter, ongoing open-label Phase 1/2 study designed to evaluate the safety, efficacy, pharmacokinetics (PK), and pharmacodynamics (PD) of vimseltinib in patients with solid tumors and TGCT. In the fourth quarter of 2023, we plan to provide updated data from our Phase 1/2 study of vimseltinib in TGCT patients.
DCC-3116
DCC-3116 is a potential first-in-class investigational, orally administered, potent, and highly selective switch-control inhibitor of the ULK kinase.
DCC-3116 is being studied in a Phase 1/2 study designed to evaluate the safety, tolerability, clinical activity, PK, and PD of DCC-3116 as a single agent and in combination with (i) trametinib in patients with advanced or metastatic solid tumors with RAS, NF1, or RAF mutations; (ii) binimetinib in patients with advanced or metastatic solid tumors with RAS, NF1, or RAF mutations; (iii) sotorasib in patients with advanced or metastatic solid tumors with KRASG12C mutations; (iv) ripretinib in patients with GIST; and (v) encorafenib and cetuximab in patients with colorectal cancer.

In April 2023, we presented preclinical data on new clinical combinations with DCC-3116 at the American Association for Cancer (AACR) Annual Meeting 2023, including preclinical models in combination with QINLOCK in GIST and encorafenib and cetuximab in patients with colorectal cancer.
In August 2023, we announced the completion of the single agent DCC-3116 dose escalation portion of the Phase 1/2 study (n=28). DCC-3116 was generally well tolerated at doses from 50 mg twice daily (BID) to 300 mg. No maximum tolerated dose was reached. Adverse events observed were generally consistent with prior data disclosed at the European Society for Medical Oncology (ESMO) Congress 2022, and one dose limiting toxicity (DLT) was observed (Grade 3 ALT increase at 100 mg BID). No treatment-related serious adverse events were observed. We also provided updated data on the PK characteristics of single agent DCC-3116. The updated PK data demonstrated drug exposure associated with anti-tumor activity in preclinical studies. The PK data showed that DCC-3116 exposure increased at doses between 50 and 200 mg BID with associated variability, and DCC-3116 exposure appeared to approach plateau at 300 mg BID. We continued to observe PD effects which were associated with anti-tumor activity in preclinical studies.
We also provided an update on the ongoing Phase 1/2 study in combination with trametinib, binimetinib, and sotorasib. As of August 4, 2023, combination dose escalations of DCC-3116 are ongoing with MEK inhibitors trametinib (n=11) and binimetinib (n=10), and with KRAS G12C inhibitor, sotorasib (n=6) in patients with advanced solid tumors. DLTs were observed at 50 mg BID of DCC-3116 in combination with the approved doses of trametinib (Grade 3 skin rash and diarrhea in one patient and Grade 3 diarrhea in one patient) and binimetinib (Grade 3 decreased ejection fraction in one patient and Grade 2 blurred vision in one patient). Based on these DLTs and the updated PK and PD data from the single agent dose escalation portion of the study, we reduced the dose of DCC-3116 to 50 mg once daily (QD) for both the trametinib and binimetinib cohorts, which are ongoing. In addition, the sotorasib cohort at the first dose level of DCC-3116 at 50 mg BID and sotorasib 240 mg QD was well tolerated with no DLTs observed in three patients. We dose escalated DCC-3116 to 200 mg QD and enrollment is ongoing.
In August 2023, we also announced that we opened the first site for enrollment in two new combinations evaluating DCC-3116 in combination cohorts with ripretinib in patients with GIST and in combination with encorafenib and cetuximab in patients with colorectal cancer. Under the terms of the clinical trial collaboration and supply agreement with Pfizer Inc. (Pfizer) announced in January 2023, we will sponsor the trial and Pfizer will supply encorafenib at no cost.
We currently expect to have sufficient data in the first half of 2024 to make decisions about whether to open expansion cohorts of DCC-3116 in combination with trametinib, binimetinib, and/or sotorasib. Subject to favorable data from the combination dose escalation portion of the study and selection of combination doses, we plan to invest in and prioritize the expansion combination(s) that we believe will have the best chance to demonstrate clinical proof-of-concept.
Platform Development and Preclinical Pipeline
We are also making a focused investment in our next generation of research programs, which are designed to provide first-in-class or best-in-class treatments using our proprietary switch-control inhibitor platform. We announced the nomination of DCC-3084 as our pan-RAF development candidate in November 2022 and DCC-3009 as our next generation KIT inhibitor in April 2023. We also plan to continue to develop our in-licensed research-stage program, which targets the VPS34 kinase, pursuant to our agreement with Sprint Biosciences AB (the Sprint Agreement).
DCC-3084
DCC-3084 is a potential best-in-class pan-RAF inhibitor that is designed to broadly inhibit Class I, II, and III BRAF mutations, BRAF fusions, and BRAF/CRAF heterodimers. In April 2023, we presented preclinical data for DCC-3084 at the AACR Annual Meeting 2023. We expect to submit an IND application to the FDA for DCC-3084 in the fourth quarter of 2023.
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
QINLOCK is approved in Australia, Canada, China, the EU, Hong Kong, Israel, Macau, New Zealand, Singapore, Switzerland, Taiwan, the U.S. and the U.K. for the treatment of fourth-line advanced GIST. We may generate revenue in the future from a combination of product sales or payments from collaboration, distribution, or any potential additional license agreements that we may enter into with third parties. We expect that our revenue in the foreseeable future will be derived primarily from sales of QINLOCK and, payments owed to us under the Zai License Agreement and Zai Supply Agreement we entered into with Zai in June 2019 and February 2020, respectively, including royalty revenues under the Zai License Agreement following the approvals of QINLOCK in the PRC and Hong Kong in March 2021. We cannot provide assurance as to what extent we will generate revenue from the commercialization of QINLOCK or if, when, or to what extent we will generate revenue from the commercialization and sale of our drug candidates for which we may receive marketing approval, if any. Additionally, we cannot provide assurance as to the extent of future royalty payments, the timing of future milestone payments, or that we will achieve and receive any future milestone payments at all. We may never succeed in obtaining regulatory approval for any of our drug candidates other than QINLOCK.
Product Revenues, Net
During the three and six months ended June 30, 2023 and 2022, our only source of product revenues was from the sales of QINLOCK. Product revenues are recorded net of estimates of variable consideration. Please read Note 2, Revenues, of these consolidated financial statements included in this Form 10-Q for further details of the reserves recorded for variable considerations.
Collaboration Revenues
For the three and six months ended June 30, 2023 and 2022, collaboration revenues were associated with the Zai License Agreement and Zai Supply Agreement, as applicable.
Zai License Agreement
Pursuant to the terms of the Zai License Agreement, as of June 30, 2023 we have received an upfront cash payment of $20.0 million and three development milestone payments totaling $12.0 million and will be eligible to receive up to $173.0 million in potential development and commercial milestone payments, consisting of up to $38.0 million of development milestones and up to $135.0 million of commercial milestones. In addition, during the term of the Zai License Agreement, Zai will be obligated to pay us tiered percentage royalties ranging from low to high teens on annual net sales of the Licensed Products in the Territory, subject to adjustments in specified circumstances. Additionally, certain costs we incur associated with the Zai License Agreement are reimbursed by Zai.
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
Cost of sales for newly launched products will not include the full cost of manufacturing until the initial pre-launch inventory is depleted, and additional inventory is manufactured and sold. The gross margin on sales of QINLOCK for the three and six months ended June 30, 2022 was enhanced by sales of the initial pre-launch inventory, and therefore, use of active pharmaceutical ingredients and components that were previously expensed as research and development expenses prior to the launch of QINLOCK, referred to as zero cost inventories. We began selling inventory with the full cost of manufacturing in the fourth quarter of 2022, and we do not expect that the cost of sales as a percentage of net sales of QINLOCK will increase significantly.
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
•successful completion of our Phase 3 INSIGHT study of QINLOCK and our Phase 3 MOTION study for vimseltinib in TGCT patients, advancing our DCC-3116 program through clinical development, and nominating additional drug candidates from our switch control inhibitor platform;
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
Consistent with our income tax disclosures described under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations—Components of Our Results of Operations" in our Form 10-K for the year ended December 31, 2022 on file with the SEC, as of June 30, 2023, we have not recorded any U.S. federal or state income tax benefits for either the net losses we have incurred or our earned research and orphan drug credits, due to the uncertainty of realizing a benefit from those items in the future.
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
Results of Operations
Comparison of the Three and Six Months Ended June 30, 2023 and 2022
The following table summarizes our results of operations for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Revenues:
Product revenues, net	$37,320	$31,497	$70,542	$60,306
Collaboration revenues	984	997	1,207	1,411
Total revenues	38,304	32,494	71,749	61,717
Cost and operating expenses:
Cost of sales	173	1,799	661	2,181
Research and development	58,296	44,858	113,061	92,270
Selling, general, and administrative	32,610	29,625	64,059	57,946
Total cost and operating expenses	91,079	76,282	177,781	152,397
Loss from operations	(52,775)	(43,788)	(106,032)	(90,680)
Other income (expense):
Interest and other income, net	4,213	727	7,861	727
Total other income (expense), net	4,213	727	7,861	727
Net loss	$(48,562)	$(43,061)	$(98,171)	$(89,953)
Revenues
Product Revenues, Net
During the three and six months ended June 30, 2023 and 2022, our only source of product revenues was from the sales of QINLOCK. During the three and six months ended June 30, 2023 and 2022, net product revenues by geography consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
U.S.	$28,916	$23,733	$53,540	$47,142
Rest of world	8,404	7,764	17,002	13,164
Total product revenues, net	$37,320	$31,497	$70,542	$60,306
For the three and six months ended June 30, 2023 compared to the same periods in 2022, U.S. net product revenues increased $5.2 million and $6.4 million, respectively, primarily due to increased sales volume and an increase in net price.

For the three and six months ended June 30, 2023 compared to the same period in 2022, rest of world net product revenues increased $0.6 million and $3.8 million, respectively, primarily due to increased sales volume of QINLOCK in Germany, which launched in January 2022, partially offset by a decrease in net price in Germany as price negotiations were completed in 2023, France, where we have conducted a post-approval paid access program since April 2022, and other jurisdictions as we continued our commercialization efforts.
Collaboration Revenues
For the three months ended June 30, 2023 compared to the same period in 2022, collaboration revenues were consistent.
For the six months ended June 30, 2023 compared to the same period in 2022, collaboration revenues decreased $0.2 million, primarily due to a decrease in supply revenues under the Zai Supply Agreement, partially offset by an increase in royalty revenues under the Zai License Agreement.
Cost of Sales
During the three and six months ended June 30, 2023 and 2022, cost of sales by type consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Cost of product sales	$118	$975	$548	$1,341
Cost of collaboration sales	55	824	113	840
Total cost of sales	$173	$1,799	$661	$2,181
For the three and six months ended June 30, 2023 compared to the same periods in 2022, cost of sales decreased $1.6 million and $1.5 million, respectively, primarily due to a decrease in cost of sales recognized under the Zai Supply Agreement and a decrease in cost of sales in the U.S. due to the write down of inventory in the prior year period. The decrease in cost of sales for the six months ended June 30, 2023 also included a credit received during the first quarter of 2023 for inventory previously written down during the year ended December 31, 2022. During the three and six months ended June 30, 2023, there was no inventory written down as a result of excess, obsolescence, unmarketability, or other reasons. During the three and six months ended June 30, 2022, $0.4 million in inventory was written down as a result of excess, obsolescence, unmarketability, or other reasons, respectively.
For the three and six months ended June 30, 2022, cost of sales associated with product sales of QINLOCK was primarily related to the sales of zero cost inventories, which consisted of packaging, labeling, shipping, and distribution costs.
Prior to receiving FDA approval for QINLOCK in May 2020, we manufactured inventory to be sold and recorded approximately $6.0 million related to this inventory build-up as research and development expense. We did not record any such costs related to the build-up of this inventory as research and development expense during the three and six months ended June 30, 2023 and 2022.
Utilizing the actual direct costs to manufacture QINLOCK prior to receiving FDA approval, had the previously expensed inventory been capitalized and recognized when sold, the total cost of sales with these manufacturing costs included for the three and six months ended June 30, 2022 would have increased by approximately $0.7 million and $1.3 million, respectively. We began selling inventory with the full cost of manufacturing in the fourth quarter of 2022.
We do not expect our cost of sales for QINLOCK to increase significantly as a percentage of net sales in future periods as we continue to produce inventory for future sales, which will reflect the full cost of manufacturing, and then sell such inventory.

Operating Expenses
Research and Development Expenses
QINLOCK
For the three and six months ended June 30, 2023 compared to the same periods in 2022, research and development expenses related to QINLOCK increased primarily as a result of increased clinical trial expenses of $0.5 million and $2.0 million, respectively, and increased manufacturing expenses of $0.3 million and $1.0 million, respectively. Clinical trial expenses for QINLOCK increased primarily as a result of increased expenses associated with our Phase 3 INSIGHT study of QINLOCK versus sunitinib in patients with mutations in KIT exon 11 and 17/18 and our ongoing Phase 1 trial of QINLOCK, partially offset by a decrease in expenses associated with INVICTUS, our Phase 3 study of QINLOCK for the treatment of fourth-line GIST. Additionally, for the six months ended June 30, 2023, clinical trial expenses increased as a result of increased expenses associated with INTRIGUE, our Phase 3 study of QINLOCK for the treatment of second-line GIST. Manufacturing costs increased primarily due to timing of processing of inventory for clinical and commercial use.
Vimseltinib
For the three and six months ended June 30, 2023 compared to the same periods in 2022, research and development expenses related to our vimseltinib program increased primarily as a result of increased clinical trial expenses of $0.8 million and $1.7 million, respectively, increased manufacturing expenses of $1.0 million and $1.7 million, respectively, and increased preclinical expenses of $0.6 million and $1.2 million, respectively. Clinical trial expenses increased primarily due to increased activities associated with our Phase 3 study of vimseltinib in patients with TGCT, MOTION, which was initiated in the fourth quarter of 2021 and clinical trial expenses associated with our Phase 1/2 study of vimseltinib to assess the safety, tolerability, PK, and PD in patients with TGCT, partially offset by a decrease in clinical pharmacology study activities. Manufacturing expenses increased primarily due to inventory manufacturing and process developments. Preclinical expenses increased primarily due to increased activities related to toxicology and biology studies.
DCC-3116
For the three and six months ended June 30, 2023 compared to the same periods in 2022, research and development expenses related to our DCC-3116 program increased primarily as a result of increased clinical trial expenses of $0.9 million and $2.6 million, respectively, increased manufacturing expenses of $1.2 million and $0.8 million, respectively, and increased preclinical expenses of $0.5 million and $0.6 million, respectively. Clinical trial expenses increased primarily due to increased activities associated with our Phase 1/2 study of DCC-3116, which we initiated in June 2021. Manufacturing expenses increased due to the timing of raw materials procurement and inventory production for product to be used in our Phase 1/2 study of DCC-3116. Preclinical expenses increased primarily due to increased activities related to toxicology and biology studies.
Preclinical
For the three and six months ended June 30, 2023 compared to the same periods in 2022, research and development expenses related to preclinical costs increased $0.9 million and $1.7 million, respectively, primarily due to increased activities related to toxicology and biology studies for our early-stage drug discovery programs.
Personnel-related and Other Research and Development Expenses
For the three months ended June 30, 2023 compared to the same period in 2022, the increase in personnel-related and other research and development expenses was primarily associated with increased personnel-related costs of $3.6 million, including an increase in stock-based compensation of $0.3 million, and increased other research and development of $3.1 million, primarily related to manufacturing expenses for DCC-3084, our pan-RAF inhibitor, and other manufacturing and development expenses not allocated to specific projects, partially offset by a reversal of certain accrued research and development expenses due to a change in estimate as certain of our clinical trials are closing.
For the six months ended June 30, 2023 compared to the same period in 2022, the increase in personnel-related and other research and development expenses were primarily associated with increased other research and development expenses of $5.0 million and increased personnel-related costs of $3.3 million, partially offset by a decrease in stock-based compensation expense of $0.5 million. The other research and development expenses increase primarily related to manufacturing and development expenses for DCC-3084 and DCC-3009 and temporary employment services, partially offset by a reversal of certain accrued research and development expenses due to a change in estimate as certain of our clinical trials are closing.
We expect research and development expenses associated with our drug and drug candidate programs will increase in 2023 as these programs progress.
Selling, General, and Administrative Expenses
For the three and six months ended June 30, 2023 compared to the same periods in 2022, the increase in selling, general, and administrative expenses was primarily associated with increased professional and consultant fees of $2.9 million and $6.2 million, respectively, and increased personnel-related costs of $1.3 million and $2.8 million, respectively, partially offset by a decrease in stock-based compensation expense of $0.5 million and $1.4 million, respectively, and a decrease in other selling, general, and administrative expenses of $0.7 million and $1.5 million, respectively, primarily due to an increase in sublease income, which began during the second quarter of 2022. The increase in professional and consultant fees is primarily due to an increase in professional, consulting, and other expenses related to the commercialization of QINLOCK and temporary employment services.
We anticipate that our selling, general, and administrative expenses will increase modestly overall due to increased selling, general, and administrative expenses to be incurred related to the continued launch of QINLOCK in additional jurisdictions in 2023.

Interest and Other Income, Net
For the three and six months ended June 30, 2023 compared to the same periods in 2022, the increase in interest and other income, net, was primarily due to increased interest income on our cash equivalents and marketable securities associated with an increase in our investment holdings and changes in interest rates.
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
As a result, we have incurred significant operating losses since our inception. We have generated limited revenue to date primarily from our product sales and under the Zai License Agreement and Zai Supply Agreement. QINLOCK is approved in thirteen territories for the treatment of fourth-line advanced GIST. During the three and six months ended June 30, 2023 and 2022, our product revenues were primarily derived from sales of QINLOCK in the U.S. Additionally, we launched QINLOCK in Germany in January 2022 and have conducted the post-approval paid access program in France since April 2022. We have also entered into exclusive distributor arrangements to facilitate product sales of QINLOCK in select geographies where we do not currently intend to distribute QINLOCK on our own. Beginning in the second quarter of 2021, following the approvals of QINLOCK in the PRC and Hong Kong in March 2021, we began to recognize royalty revenues under the Zai License Agreement. However, we cannot provide assurance as to what extent we will generate revenue from the commercialization of QINLOCK by us or our partners. We do not expect to generate revenue from sales of any drug candidates in the near future, if at all, unless and until we obtain marketing approval for, and begin to sell, such drug candidates. We may never generate revenues that are significant enough to achieve profitability.
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
During the six months ended June 30, 2023, 2,427,693 shares of pre-funded warrants were exercised resulting in net proceeds of less than $0.1 million. As of June 30, 2023, there were 6,428,270 pre-funded warrants outstanding. There were no shares of pre-funded warrants exercised in the three months ended June 30, 2023 and 2022.
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

Cash Flows
As of June 30, 2023, our principal sources of liquidity were cash, cash equivalents, and marketable securities of $389.4 million, which consisted of cash, money market funds, U.S. government securities, commercial paper, corporate debt securities, and certificates of deposit. The primary objectives of our investment activities are to preserve principal, provide liquidity, and maximize income without significantly increasing risk. Given the nature of these investments, we believe that the market for these instruments is not illiquid.
The following table summarizes our sources and uses of cash and cash equivalents for each of the periods presented:

	Six Months Ended June 30,
(in thousands)	2023	2022
Net cash flows used in operating activities	$(88,081)	$(96,876)
Net cash flows used in investing activities	(31,053)	(44,542)
Net cash flows provided by financing activities	135,524	164,307
Net increase in cash and cash equivalents	$16,390	$22,889
Operating Activities
During the six months ended June 30, 2023 compared to the same period in 2022, net cash flows used in operating activities decreased $8.8 million, primarily resulting from a decrease in net cash flows related to changes in our operating assets and liabilities of $22.8 million, partially offset by an increase in our net loss of $8.2 million and a decrease in net non-cash charges of $5.8 million, including a decrease in share-based compensation of $1.9 million. The decrease in net cash flows related to changes in our operating assets and liabilities were generally due to the timing of vendor invoicing and payments and the completion of payments under our restructuring program initiated during the fourth quarter of 2021.
Investing Activities
During the six months ended June 30, 2023 compared to the same period in 2022, net cash flows used in investing activities decreased $13.5 million, primarily resulting from an increase in proceeds from maturities and sales of marketable securities of $61.1 million, partially offset by an increase in purchases of marketable securities of $47.2 million and an increase in purchases of property, plant, and equipment of $0.4 million.
Financing Activities
During the six months ended June 30, 2023 compared to the same period in 2022, net cash flows provided by financing activities decreased $28.8 million, primarily resulting from net proceeds from an offering of our common stock in a follow-on public offering in April 2022 for $163.4 million, partially offset by net proceeds from an offering of our common stock in a follow-on public offering in January 2023 for $134.5 million.
Funding Requirements
Our ability to generate product revenues sufficient to achieve profitability will depend heavily on the successful commercialization of QINLOCK and eventual commercialization of one or more of our drug candidates. Our net loss was $98.2 million for the six months ended June 30, 2023 and $178.9 million for the year ended December 31, 2022. As of June 30, 2023, we had an accumulated deficit of $1.3 billion. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We expect that our expenses and capital requirements will continue to increase in connection with our ongoing activities, particularly as we:
•continue to commercialize QINLOCK in the U.S., and continue to build our global commercial capabilities to bring QINLOCK to eligible patients around the world, including in key European markets;
•conduct our Phase 3 INSIGHT study of QINLOCK, the development of companion diagnostic tests related to INSIGHT, and other expenses that may be borne as a result of the new trial;
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
As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Even if we are able to generate substantial product sales of QINLOCK, we may not become profitable. Until we become profitable, if ever, we expect to finance our operations primarily through a combination of equity, debt, or other financings, product, royalty, and supply revenues, collaborations, strategic alliances, and marketing, distribution, or additional licensing arrangements. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. Market volatility resulting from global economic developments, political unrest, and high inflation, the COVID-19 pandemic or other public health concerns, or other factors could also adversely impact our ability to access capital as and when needed. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, limit, reduce, or terminate our research, product development, or commercialization efforts or grant rights to develop and market drugs and drug candidates that we would otherwise prefer to develop and market ourselves.
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
We believe that our cash, cash equivalents, and marketable securities as of June 30, 2023 of $389.4 million, together with anticipated product, royalty, and supply revenues, but excluding any potential future milestone payments under our collaboration or license agreements will enable us to fund our operating expenses and capital expenditure requirements into 2026. We have based these estimates on assumptions that may not be achieved, and we could utilize our available capital resources sooner than we expect.
Contractual Obligations and Commitments
As of June 30, 2023, there have been no material changes to our contractual obligations and commitments outside the ordinary course of business from those that were presented in our Form 10-K for the year ended December 31, 2022.
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
Item 3.    Quantitative and Qualitative Disclosures about Market Risk.
For the Company’s disclosures about market risk, please see “Part II—Item 7A—Quantitative and Qualitative Disclosures About Market Risk” in our Form 10-K for the year ended December 31, 2022 on file with the SEC. There have been no material changes to the Company’s disclosures about market risk in Part II—Item 7A of our Form 10-K for the year ended December 31, 2022 on file with the SEC.
Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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
Any of these issues could impair our ability to successfully commercialize our product or to generate sufficient revenues to result in profit(s) or to meet our expectations with respect to the amount or timing of revenues or profits. Any issues or hurdles related to our commercialization efforts may materially adversely affect our business, results of operations, financial condition, and prospects. There is no guarantee that we will be successful in our commercialization efforts with respect to QINLOCK in fourth-line advanced GIST. We may also experience significant fluctuations in sales of QINLOCK from period to period and, ultimately, we may never generate sufficient revenues from QINLOCK to reach or maintain profitability or sustain our anticipated levels of operations. Any inability on our part to successfully commercialize QINLOCK in the U.S., key European markets, and any other international markets where it may subsequently be approved or any significant delay, could have a material adverse impact on our company.
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
Healthcare providers, physicians, and third-party payors play a primary role in the recommendation and prescription of QINLOCK and any drug candidates for which we obtain marketing approval. Our arrangements with third-party payors, customers, and other third parties may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell, and distribute QINLOCK and any other products for which we obtain marketing approval. These laws impact, among other things, our research activities and proposed sales, marketing and education programs and constrain our business and financial arrangements and relationships with third-party payors, healthcare professionals, and other parties through which we market, sell, and distribute QINLOCK and any other products for which we obtain marketing approval. In addition, we may be subject to patient data privacy and security regulation by both the U.S. federal government and the states in which we conduct our business, along with foreign regulators (including European data protection authorities). Finally, our current and future operations are subject to additional healthcare-related statutory and regulatory requirements and enforcement by foreign regulatory authorities in jurisdictions in which we conduct our business. For more information regarding the risks related to such laws, regulations, and patient assistance programs please see "Business—Government Regulation—Other Healthcare Laws" in our Form 10-K for the year ended December 31, 2022.
The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform. Federal and state enforcement bodies have increased their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Even if precautions are taken, it is possible that governmental authorities will conclude that our business practices could, despite efforts to comply, be subject to challenge under current or future statutes, regulations, or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal, and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion of drugs from government funded healthcare programs, such as Medicare and Medicaid, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, reputational harm, and the curtailment or restructuring of our operations. If any of the physicians or other healthcare providers or entities with whom we expect to do business is found not to be in compliance with applicable laws, that person or entity may be subject to significant criminal, civil, or administrative sanctions, including exclusions from government funded healthcare programs. Prohibitions or restrictions on sales or withdrawal of future marketed products could materially affect our business in an adverse way.
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

Our ability to successfully commercialize our drug and drug candidates also will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers, and other organizations. Government authorities and other third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. The availability of coverage and extent of reimbursement by governmental and private payors is essential for most patients to be able to afford treatments. Sales of these or other drug candidates that we may identify will depend substantially, both domestically and abroad, on the extent to which the costs of our drug and drug candidates will be paid by health maintenance, managed care, pharmacy benefit, and similar healthcare management organizations, or reimbursed by government health administration authorities, private health coverage insurers, and other third-party payors. If coverage and adequate reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize our drug or drug candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment.
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
There has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. Specifically, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, and review the relationship between pricing and manufacturer patient programs. The Inflation Reduction Act of 2022, or IRA, includes several provisions that may impact our business to varying degrees, including provisions that reduce the out-of-pocket spending cap for Medicare Part D beneficiaries from $7,050 to $2,000 starting in 2025, thereby effectively eliminating the coverage gap; impose new manufacturer financial liability on certain drugs under Medicare Part D; allow the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition; require companies to pay rebates to Medicare for certain drug prices that increase faster than inflation; and delay until January 1, 2032 the implementation of the HHS rebate rule that would have limited the fees that pharmacy benefit managers can charge. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one rare disease designation and for which the only approved indication is for that disease or condition. If a product receives multiple rare disease designations or has multiple approved indications, it may not qualify for the orphan drug exemption. The full effects of the IRA on our business and the healthcare industry in general is not yet known.
In addition, President Biden has issued multiple executive orders that have sought to reduce prescription drug costs. In February 2023, HHS also issued a proposal in response to an October 2022 executive order from President Biden that includes a proposed prescription drug pricing model that will test whether targeted Medicare payment adjustments will sufficiently incentivize manufacturers to complete confirmatory trials for drugs approved through FDA’s accelerated approval pathway. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs.
Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain drug access and marketing cost disclosure and transparency measures, and designed to encourage importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, financial condition, results of operations, and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our drugs or put pressure on our drug pricing, which could negatively affect our business, financial condition, results of operations, and prospects.
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
Undesirable side effects caused by QINLOCK or any current drug candidates, such as vimseltinib and DCC-3116, or future approved drugs could limit the commercial profile of such drug or result in significant negative consequences such as a more restrictive label or other limitations or restrictions. In addition, undesirable side effects caused by our drug candidates could cause us or regulatory authorities to interrupt, delay, or halt non-clinical studies and clinical trials or could result in a more restrictive label or the delay, or denial of regulatory approval by the FDA, the European Medicines Agency (EMA), or other regulatory authorities.
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
•we may be required to change the way such drugs are distributed or administered, conduct additional clinical trials, or change the labeling of the drugs;
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
Physicians have the discretion to prescribe drug products for uses that are not described in the product's labeling and that differ from those approved by the FDA or other applicable regulatory agencies. Off-label uses are common across medical specialties. Although the FDA and other regulatory agencies do not regulate a physician's choice of treatments, the FDA and other regulatory agencies regulate a manufacturer's communications regarding off-label use and prohibit off-label promotion, as well as the dissemination of false or misleading labeling or promotional materials. Manufacturers may not promote drugs for off-label uses. Accordingly, we may not promote QINLOCK for use in any indications other than the treatment of adult patients with advanced GIST who have received prior treatment with three or more kinase inhibitors, including imatinib. The FDA, competent authorities of the Member States in the EU, and other regulatory and enforcement authorities actively enforce laws and regulations prohibiting promotion of off-label uses and the promotion of products for which marketing approval has not been obtained. A company that is found to have improperly promoted off-label uses, including promoting unapproved dosing regimens, may be subject to significant liability, which may include civil and administrative remedies as well as criminal sanctions.
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
In some countries, particularly Canada and the countries of Europe, including without limitation, Germany and France, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing authorization to evaluate the product for reimbursement. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our drug candidate to other available therapies. If reimbursement of our approved drug is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be harmed.
We may fail to comply with evolving privacy and data protection laws, which could adversely affect our business, results of operations and financial condition.
In California, the California Consumer Privacy Act (CCPA), which became effective in 2020, broadly defines personal information, gives California residents expanded individual privacy rights and protections and provides for civil penalties for violations and a private right of action for data breaches. Further, the California Privacy Rights Act (CPRA), which became effective in 2023, and amends the CCPA, creates additional obligations with respect to processing and storing personal information. We will continue to monitor developments related to the CCPA and anticipate additional costs and expenses associated with CPRA compliance. While there is an exception for protected health information that is subject to HIPAA and clinical trial regulations, the CCPA may impact our business activities if we become a "Business" regulated by the CCPA. Unlike other state privacy laws, the CCPA also regulates personal information collected in a business to business and in human resources contexts. Further, there continues to be some uncertainly about how certain provisions of the CCPA will be interpreted and how the law will be enforced.
In addition to the CCPA, broad consumer privacy laws recently went into effect in Virginia on January 1, 2023 and in Colorado and Connecticut on July 1, 2023 and new privacy laws will become effective in Utah on December 31, 2023, in Florida, Montana and Texas in 2024, in Tennessee and Iowa in 2025, and in Indiana in 2026 and numerous other states are considering new privacy laws. Furthermore, other U.S. states, such as New York, Massachusetts, and Utah have enacted stringent data security laws and numerous other states have proposed similar privacy laws.
New privacy and data security laws have been proposed in more than half of the states in the U.S. and in the U.S. Congress, reflecting a trend toward more stringent privacy legislation in the U.S., which trend may accelerate with increasing concerns about individual privacy. The existence of comprehensive privacy laws in different states in the country will make our compliance obligations more complex and costly and may require us to modify our data processing practices and policies and to incur substantial costs and potential liability in an effort to comply with such legislation.
In the EU and the U.K., we may also face particular privacy, data security, and data protection risks in connection with requirements of the General Data Protection Regulation (EU) 2016/679 (GDPR), the GDPR as it existed on December 31, 2020 but subject to certain U.K. specific amendments incorporated into U.K. law on January 1, 2021 under the U.K. GDPR, and other data protection requirements. The GDPR applies to any company established in the EU as well as to those outside the EU if they collect and use personal data in connection with the offering of goods or services to individuals in the EU or the monitoring of their behavior. We currently conduct clinical trials and engage in regulatory and commercial operations in the EEA and the U.K. As a result, we are subject to additional privacy laws, including the GDPR and U.K. GDPR (collectively referred to as “GDPR”). The GDPR imposes a broad range of data protection obligations on companies subject to the GDPR, including, for example, imposing obligations on companies around how they process personal data, stricter requirements relating to processing health and other sensitive data, ensuring there is a legal basis to justify the processing of personal data, stricter requirements relating to obtaining consent of individuals, expanded disclosures about how personal information is to be used, limitations on retention of information, mandatory data breach notification requirements, implementing safeguards to protect the security and confidentiality of personal data, taking certain measures on engagement with third parties, restrictions on transfers outside of the EU to third countries deemed to lack adequate privacy protections (such as the U.S.), and has created onerous new obligations and liabilities on services providers or data processors. Non-compliance with the GDPR may result in monetary penalties of up to €20 million or 4% of worldwide revenue, whichever is higher. Moreover, data subjects can claim damages resulting from infringement of the GDPR. The GDPR further grants non-profit organizations the right to bring claims on behalf of data subjects. The GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of personal data, such as healthcare data or other sensitive information, could greatly increase our cost of providing our products and services or even prevent us from offering certain services in jurisdictions that we may operate in. The GDPR may increase our responsibility and liability in relation to personal data that we process where such processing is subject to the GDPR, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, including as implemented by individual countries. Compliance with the GDPR will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European activities.
In addition, further to the U.K.'s exit from the EU on January 31, 2020, the GDPR ceased to apply in the U.K. at the end of the transition period on December 31, 2020. However, as of January 1, 2021, the U.K.'s European Union (Withdrawal) Act 2018 incorporated the U.K. GDPR into U.K. law. The U.K. GDPR and the U.K. Data Protection Act 2018 set out the U.K.'s data protection regime, which is independent from but, currently, aligned to the EU's data protection regime. Non-compliance with the U.K. GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher. In addition, on June 28, 2021, the EC adopted an adequacy decision in respect of transfers of personal data to the U.K. for a four-year period (until June 27, 2025). Similarly, the U.K. has determined that it considers all of the EEA to be adequate for the purposes of data protection. This ensures that data flows between the U.K. and the EEA remain unaffected. The U.K. Government has also now introduced a Data Protection and Digital Information Bill (or the UK Bill) into the UK legislative process with the intention for this bill to reform the U.K.’s data protection regime following Brexit. If passed, the final version of the U.K. Bill may have the effect of further altering the similarities between the U.K. and EU data protection regime and threaten the U.K. Adequacy Decision from the EU Commission. This may lead to additional compliance costs and could increase our overall risk.
Over the past few years, the number of enforcement actions and the fines have both steadily increased. U.S. data privacy laws, such as the CCPA, and others that may be passed, similarly introduce requirements with respect to personal information, and non-compliance with the CCPA may result in liability through private actions (subject to defined statutory damages in the event of certain data breaches) and enforcement. Failure to comply with these current and future laws, policies, industry standards, or legal obligations or any security incident resulting in the unauthorized access to, corruption of, or acquisition, release, or transfer of personal information may result in government enforcement actions, litigation, fines, and penalties, or adverse publicity and could cause our customers, business partners, and investors to lose trust in us which could have a material adverse impact on our business and results of our operations. We continue to face uncertainty as to the exact interpretation of the new requirements on our trials and we may be unsuccessful in implementing all measures required by data protection authorities or courts in interpretation of the new law.
In particular, Member States have implemented national laws which may partially deviate from the GDPR and impose different and more restrictive obligations from country to country, so that we do not expect to operate in a uniform legal landscape in the EU. Also, as it relates to processing and transfer of genetic data, the GDPR specifically allows the Member States to enact laws that impose additional and more specific requirements or restrictions, and European laws have historically differed quite substantially in this field, leading to additional uncertainty.
In addition, we must also ensure that we maintain adequate safeguards to enable the transfer of personal data outside of the EEA or the U.K., in particular to the U.S., in compliance with EEA and U.K. data protection laws. We expect that we will continue to face uncertainty as to whether our efforts to comply with our obligations under European privacy laws will be sufficient. In some cases, we rely upon the recently updated standard contractual clauses (new standard contractual clauses) to legitimize transfers of personal data out of the EEA from controllers or processors established outside the EEA (and not subject to the GDPR). Transition to the new standard contractual clauses requires significant effort and cost particularly given the burdensome requirements of transfer impact assessments and the substantial obligations that the new standard contractual clauses impose upon exporters. The U.K. is not subject to the EC's new standard contractual clauses but has published its own transfer mechanism, the International Data Transfer Agreement, which enables transfers from the U.K. On June 28, 2021, the EC announced a decision of “adequacy” concluding that the U.K. ensures an equivalent level of data protection to the GDPR, which provides some relief regarding the legality of continued personal data flows from the EEA to the U.K. Some uncertainty remains, however, as this adequacy determination must be renewed after four years and may be modified or revoked in the interim. The U.K. Government has confirmed that transfers from the U.K. to the EEA may currently continue to flow freely. Changes with respect to any of these matters may lead to additional costs and increase our overall risk exposure. The EU and U.S. have adopted its adequacy decision for the EU-U.S. Data Privacy Framework (“Framework”), which enters into force on July 11, 2023. This Framework provides that the protection of personal data transferred between the EU and the U.S. is comparable to that offered in the EU. This provides a further avenue to ensuring transfers to the US are carried out in line with GDPR. The Framework could be challenged like its predecessor frameworks.
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
In China, there have also been recent significant developments concerning privacy and data security. The Data Security Law of the People’s Republic of China (Data Security Law), which took effect on September 1, 2021, requires data processing (which includes the collection, storage, use, processing, transmission, provision and publication of data), to be conducted in a legitimate and proper manner. The Data Security Law imposes data security and privacy obligations on entities and individuals carrying out data processing activities and also introduces a data classification and hierarchical protection system based on the importance of data in economic and social development and the degree of harm it may cause to national security, public interests, or legitimate rights and interests of individuals or organizations if such data are tampered with, destroyed, leaked, illegally acquired or illegally used. The appropriate level of protection measures is required to be taken for each respective category of data.

Also in China, the Personal Information Protection Law, which took effect on November 1, 2021, introduced stringent protection requirements for processing personal information, which are in many ways akin to the requirements of the GDPR. We may be required to make further significant adjustments to our business practices to comply with the personal information protection laws and regulations in China including the Personal Information Protection Law.
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
Unfavorable global economic conditions, including exchange rate fluctuations, could adversely affect our business, financial condition or results of operations.
Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. Portions of our future clinical trials may be conducted outside of the U.S. and unfavorable economic conditions resulting in the weakening of the U.S. dollar would make those clinical trials more costly to operate. Given the international scope of our operations, fluctuations in exchange rates, particularly between the U.S. dollar and the Euro, may have a significant impact on our results of operations and cash flows from period to period and the price of our common stock. Although we are based in the United States, we sell QINLOCK in the EU and we have also entered into exclusive distributor arrangements to facilitate sales of QINLOCK in select geographies where we do not currently intend to distribute QINLOCK on our own. Currently, we do not have any exchange rate hedging arrangements in place.
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
Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, in March 2023, Silicon Valley Bank (SVB) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (FDIC) as receiver. Similarly, in March 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership; since then, additional financial institutions have experienced similar failures and have been placed into receivership. It is possible that other banks will face similar difficulty in the future. Although a statement by the Department of the Treasury, the Federal Reserve, and the FDIC indicated that all depositors of SVB would have access to all of their money after only one business day of closure, including funds held in uninsured deposit accounts, borrowers under credit agreements, letters of credit, and certain other financial instruments with financial institutions that have been placed into receivership by the FDIC may be unable to access undrawn amounts thereunder. Although we do not have investments with any financial institution currently in receivership, if any financial institution with which we have a relationship were to be placed into receivership, we may be unable to access such funds. In addition, if any parties with whom we conduct business are unable to access funds pursuant to instruments or lending arrangements with such a financial institution, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected. In this regard, counterparties to credit agreements and arrangements with banks in receivership or other financial difficulty, and third parties (such as beneficiaries of letters of credit, among others), may experience direct impacts from the closure or reorganization of such financial institutions and uncertainty remains over liquidity concerns in the broader financial services industry. Similar impacts have occurred in the past, such as during the 2008-2010 financial crisis.
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
Specifically, there are a large number of pharmaceutical and biotechnology companies developing or marketing treatments for cancer that would be competitive with QINLOCK and the drug candidates we are developing, if such drug candidates are approved. Many of these companies are developing cancer therapeutics that are also kinase inhibitors. Although there are currently marketed drugs that have activity in GIST through their targeting of primary and secondary KIT mutants, other than avapritinib for GIST PDGFRA exon 18 mutations only, no currently marketed drug directly targets certain secondary resistance mutations in KIT and PDGFRA, and no currently marketed drug provides coverage of all KIT and PDGFRA mutants. With respect to QINLOCK, there are a number of large pharmaceutical companies and biotechnology companies marketing small molecule drugs or biologic drugs for the treatment of GIST, including Blueprint Medicines Corporation, Novartis AG (Novartis), Pfizer and Bayer AG. We are also aware of pharmaceutical and biotechnology companies developing drugs for the treatment of GIST including AB Sciences S.A., Ascentage Pharma Group Inc. (APGI), Arog Pharmaceuticals, Inc. (Arog), Chia Tai Tianqing Pharmaceutical Group CO., LTD (CTTPG), Cogent Biosciences, Inc. (Cogent), Immunicum AB (Immunicum), Jiangsu HengRui, Inc. (Jiangsu), Ningbo Tai Kang Medical Technology Co. Ltd. (NTKMT), Novartis, Taiho Pharmaceutical Co. Ltd (Taiho), Theseus Pharmaceuticals, Inc., and IDRx, Inc. (IDRx). Several of these programs are in clinical studies, including but not limited to APGI, Arog, CTTPG, Cogent, Immunicum, Jiangsu, NTKMT, and IDRx. Further, there are numerous companies marketing or developing antibodies and small molecules targeting CSF1R for TGCT, including Abbisko Therapeutics Co., Ltd., AmMax Bio,

Inc., Daiichi, Dragonboat Biopharmaceutical Company Limited, HXPharma, SynOx Therapeutics Ltd, and HUTCHMED (China) Limited. These programs are also in clinical studies for TGCT. In addition, pexidartinib is the only FDA approved product, which is indicated for the treatment of adult patients with symptomatic TGCT associated with severe morbidity or functional limitations and not amenable to improvement with surgery. With respect to DCC-3116, an ULK inhibitor designed to address mutant RAS and RAF cancers being studied in a Phase 1/2 clinical study, we are aware of other companies that are advancing programs targeting ULK, including Erasca, Inc. (Erasca), Txinno Bioscience Inc., and Ailon Pharma Oy. With respect to DCC-3084, we are also aware of pharmaceutical and biotechnology companies developing pan-RAF development candidates, including Day One Biopharmaceuticals, Inc. (Day One), Jazz Pharma Pharmaceuticals, Inc. (Jazz Pharma), F. Hoffmann-La Roche AG (Roche), Kinnate Biopharma Inc. (Kinnate), Erasca, Pfizer, Black Diamond Therapeutics, Inc. (Black Diamond), BeiGene, Inc. (BeiGene) Nested Therapeutics, METiS Therapeutics (METiS), and Verastem, Inc. (Verastem). Several of these programs are in clinical studies, including but not limited to Day One, Jazz Pharma, Roche, Kinnate, Black Diamond, BeiGene, and Verastem.
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
Once a New Drug Application (NDA) is approved, the product covered thereby becomes a “reference listed drug” in the FDA’s Orange Book. Manufacturers may seek approval of generic versions of reference listed drugs through submission of an Abbreviated New Drug Application (ANDA) in the United States. In support of an ANDA, a generic manufacturer need not conduct clinical trials to assess safety and efficacy. Rather, the applicant generally must show that its product has the same active ingredient(s), dosage form, strength, route of administration, and conditions of use or labelling as the reference listed drug and that the generic version is bioequivalent to the reference listed drug, meaning it is absorbed in the body at the same rate and to the same extent. Generic products may be significantly less costly to bring to market than the reference listed drug and companies that produce generic products are generally able to offer them at lower prices. Thus, following the introduction of a generic drug, a significant percentage of the sales of any branded product or reference listed drug is typically lost to the generic product.
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
The total addressable market opportunity for QINLOCK, including in the sub-group of the second-line GIST population we are targeting in our INSIGHT study, vimseltinib, and DCC-3116, and any other drug candidates we may develop will ultimately depend upon, among other things, the diagnosis criteria included in the final label for our current and future drugs for sale for these indications, acceptance by the medical community, patient access, drug pricing, and reimbursement. The number of patients in our targeted commercial markets and elsewhere may turn out to be lower than expected, our expected duration of therapy or treatment may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our drug, or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our results of operations and our business.
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
Even if a potential drug displays a favorable efficacy and safety profile in preclinical and clinical studies, market acceptance of the drug will not be known until after it is launched. Our efforts to educate the medical community and third-party payors on the benefits of our drug may require significant resources and may never be successful. Our efforts to educate the marketplace may require more resources than are required by the therapies marketed by our competitors. In addition, even if our Phase 3 INSIGHT study yields positive results and we obtain regulatory approval for QINLOCK in a sub-group of second-line GIST patients, the commercial success of QINLOCK in that indication depends on a number of additional factors, including the adoption of ctDNA testing for GIST patients. Any of these factors may cause QINLOCK, or any future approved drugs, such as vimseltinib or DCC-3116, if approved, to be unsuccessful or less successful than anticipated.
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
Artificial intelligence presents risks and challenges that can impact our business including by posing security risks to our confidential information, proprietary information, and personal data.
Issues in the development and use of artificial intelligence, combined with an uncertain regulatory environment, may result in reputational harm, liability, or other adverse consequences to our business operations. As with many technological innovations, artificial intelligence presents risks and challenges that could impact our business. We may adopt and integrate generative artificial intelligence tools into our systems for specific use cases reviewed by legal and information security. Our vendors may incorporate generative artificial intelligence tools into their offerings without disclosing this use to us, and the providers of these generative artificial intelligence tools may not meet existing or rapidly evolving regulatory or industry standards with respect to privacy and data protection and may inhibit our or our vendors’ ability to maintain an adequate level of service and experience. If we, our vendors, or our third-party partners experience an actual or perceived breach or privacy or security incident because of the use of generative artificial intelligence, we may lose valuable intellectual property and confidential information and our reputation and the public perception of the effectiveness of our security measures could be harmed. Further, bad actors around the world use increasingly sophisticated methods, including the use of artificial intelligence, to engage in illegal activities involving the theft and misuse of personal information, confidential information, and intellectual property. Any of these outcomes could damage our reputation, result in the loss of valuable property and information, and adversely impact our business.
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
The COVID-19 pandemic and the future outbreak of any other highly infectious or contagious diseases, could seriously harm our research, development, and commercialization efforts, increase our costs and expenses and have a material adverse effect on our business, financial condition, and results of operations.
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
Our pivotal Phase 3 INSIGHT study of QINLOCK versus sunitinib in second-line GIST patients with mutations in KIT exon 11 and 17/18 may not be successful.
In January 2023, we announced results from an exploratory ctDNA analysis from the Phase 3 INTRIGUE study of QINLOCK in patients with GIST previously treated with imatinib, which showed substantial clinical benefit of QINLOCK in second-line GIST patients with mutations in KIT exon 11 and 17/18. Based on these exploratory results, we announced plans to initiate the pivotal Phase 3 INSIGHT study of QINLOCK versus sunitinib in this patient population in the second half of 2023. However, our Phase 3 INTRIGUE study for QINLOCK in second-line GIST patients did not meet its primary endpoint and any results from preclinical studies or clinical trials to support the approval of QINLOCK for the treatment of certain second-line GIST patients, including, without limitation, the Phase 3 INTRIGUE study or the exploratory analysis of sub-group mutational data from this study, may not be predictive of results in future clinical trials, including our Phase 3 INSIGHT study.
We cannot be certain that the results from the Phase 3 INSIGHT study for QINLOCK in this population will be consistent with those observed in the exploratory ctDNA analysis from the Phase 3 INTRIGUE study. There is no guarantee that the INSIGHT study will be successful or will generate results that will support marketing approval or any additional revenue, and any revenue generated may be less than what we anticipate. Even if we receive positive results from the Phase 3 INSIGHT study and obtain marketing approval, there is no guarantee that we will be successful in commercializing QINLOCK for second-line GIST patients with mutations in KIT exon 11 and 17/18, and we may encounter issues in commercializing QINLOCK, including, without limitation, if physicians do not broadly adopt ctDNA testing of newly-diagnosed second-line GIST patients as a standard of care, and our ability to generate sufficient revenues to result in a profit. In addition, we may experience difficulties or delays in study conduct and/or enrollment, including, without limitation, study start-up, site initiation, and/or enrollment of patients in the Phase 3 INSIGHT study, which could delay our development plans for the Phase 3 INSIGHT study, increase our costs and limit our ability to obtain marketing approval and successfully commercialize QINLOCK for second-line GIST patients with mutations in KIT exon 11 and 17/18 and generate revenue.
In addition, although we plan to enter into an agreement with a third-party provider to run ctDNA testing for our Phase 3 INSIGHT study in order to help identify eligible patients and to validate or develop a companion diagnostic for potential FDA clearance or approval and use in potential marketing and commercialization, we may experience delays in reaching, or fail to reach, agreement on acceptable terms for these services. Companion diagnostic tests are subject to regulation as medical devices and must themselves be cleared or approved for marketing by the FDA or certain other foreign regulatory agencies specifically for use with QINLOCK before we may commercialize QINLOCK in the sub-group we intend to study. We or any third parties whom we engage to validate or develop a companion diagnostic may not be able to validate or develop one that meets such requirements on a timely basis or at all.

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
While we designed QINLOCK to inhibit the full spectrum of the known mutant or amplified KIT and PDGFRA kinases that drive cancers such as GIST, we may find that patients treated with QINLOCK have or develop mutations that confer resistance to treatment. We are aware of a secondary mutation in PDGFRA, in a patient not treated with QINLOCK, where the potency of inhibition determined in in vitro assays by QINLOCK suggests that this mutation may confer resistance to QINLOCK in patients. We may identify additional mutations in PDGFRA or mutations in KIT that are resistant to QINLOCK. For example, our Phase 3 INSIGHT study will evaluate a specific population of GIST patients with mutations in KIT exon 11 and 17/18. Our INSIGHT study excludes patients with mutations in KIT exon 9, 13, and/or 14 because we observed that this sub-group of patients derived substantially improved clinical benefit with sunitinib versus QINLOCK in our ctDNA analysis from the Phase 3 INTRIGUE study. If patients have or develop resistance to treatment with our approved drug or drug candidates, we may be unable to successfully complete our clinical trials and may not be able to obtain regulatory approval.
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
If we experience delays or difficulties in the enrollment of patients in clinical trials, including in our Phase 3 INSIGHT study, and our ongoing clinical trials of vimseltinib and DCC-3116, our receipt of necessary marketing approvals could be delayed or prevented.
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
For example, our enrollment for the INSIGHT study will require patients to have the specific KIT exon 11 primary and exon 17/18 secondary mutations. We estimate that we will need to test numerous GIST patients for every one patient that meets the proposed trial criteria and this will require a number of sites. We cannot be certain how many patients will have the requisite mutations for inclusion in the trial or that we will be able to successfully enroll the number of patients required for regulatory approval. If we are unable to locate or identify a sufficient number of eligible patients, or if our vendor for ctDNA analysis does not meet our expected timelines or quality standards, our clinical trial and development plans could be delayed, and our ability to seek participation in the FDA’s expedited review and approval programs, including Breakthrough Therapy Designation (BTD) and fast track designation, or otherwise to seek to accelerate clinical development and regulatory timelines could be compromised. In addition, some of our competitors have ongoing, or planned, clinical trials for drug candidates that treat the same indications as our drug or drug candidates, and in additional indications for our existing drug, and may simultaneously cover the same line of therapy and/or focus on sub-populations of a line of therapy, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials for our competitors' drug candidates or patients may not be eligible for our trials, which could potentially change the availability or number of patients from a particular sub-population. Patient enrollment and/or drop-out rate is affected by other factors including:
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
Our ability to generate continued product revenues will depend heavily on the successful development and commercialization of our approved drug and drug candidates, if approved. Our success in the development of our approved drug and drug candidates will depend on several factors, including the following:
•successful completion of preclinical studies and clinical trials, including our ongoing Phase 3 MOTION study of vimseltinib and our Phase 3 INSIGHT study of QINLOCK;
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
The process of obtaining marketing approvals, both in the U.S. and internationally, is expensive, may take many years if additional clinical trials are required, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity, and novelty of the drug candidates involved. Further, changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, changes in regulatory review for each submitted product application, or pre-market approval application for a companion diagnostic test or equivalent application types, may cause delays in the approval or rejection of an application. For example, now that the UK has left the EU, a separate marketing authorization application is required in order to market a product in the UK and the requirements and procedures for obtaining marketing approval in the UK and the EU could diverge further now that the regulatory system in the UK is independent from the EU. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional nonclinical, clinical, or other studies. In addition, varying interpretations of the data obtained from nonclinical and clinical testing could delay, limit, or prevent marketing approval of a drug candidate. Any marketing approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable. If we experience delays in obtaining approval or if we fail to obtain approval of our drug candidates and we or a third party fails to obtain approval of companion diagnostic tests related to our approved drug and drug candidates, or we fail to expand the approval for QINLOCK in additional geographies, the commercial prospects for our drug or drug candidates may be harmed and our ability to generate further revenues will be materially impaired.
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
The FDA Reauthorization Act of 2017 (the FDARA), among other things, codified the FDA's preexisting regulatory interpretation, to require that a drug sponsor demonstrate the clinical superiority of an orphan drug that is otherwise the same as a previously approved drug for the same rare disease in order to receive orphan drug exclusivity. The law reverses prior precedent holding that the Orphan Drug Act unambiguously requires that the FDA recognize the orphan exclusivity period regardless of a showing of clinical superiority. Moreover, in the Consolidated Appropriations Act of 2021, Congress did not further change this interpretation when it clarified that the interpretation codified in the FDARA would apply in cases where FDA issued an orphan designation before the enactment of the FDARA but where product approval came after the enactment of the FDARA. The FDA may further reevaluate its regulations and policies under the Orphan Drug Act. We do not know if, when, or how the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted.
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
For the foregoing reasons, we cannot be certain that any ongoing or future preclinical studies or clinical trials, including our ongoing Phase 1/2 study of DCC-3116, our Phase 3 INSIGHT study, or our pan-RAF research program, will be successful. Any safety or efficacy concerns observed in any one of our preclinical studies or clinical trials in a targeted area could limit the prospects for regulatory approval of drug candidates in that and other areas, which could have a material adverse effect on our business and prospects.
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
Investment in pharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We were formed and commenced operations in 2003. Other than QINLOCK, we have no approved products for commercial sale and have not generated sufficient revenue to result in a profit from product sales. We continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we have never been profitable and have incurred losses in each year since inception. For the six months ended June 30, 2023 and the year ended December 31, 2022, we reported net losses of $98.2 million and $178.9 million, respectively. As of June 30, 2023, we had an accumulated deficit of $1.3 billion.
Since our inception, we have focused substantially all of our efforts and financial resources on developing our proprietary compound library, including, without limitation, the preclinical and clinical development of QINLOCK and our drug candidates and, more recently, establishing a commercial infrastructure. On May 15, 2020, QINLOCK was approved by the FDA for the treatment of adult patients with advanced GIST who have received prior treatment with three or more kinase inhibitors, including imatinib. Except for QINLOCK, all of our drug candidates, including vimseltinib and DCC-3116, are still in clinical stages of development. To date, we have not generated sufficient revenue to result in a profit from the product sales of QINLOCK and have funded our operations primarily with proceeds from the sales of our common stock in public offerings and under the Sales Agreement, sales of preferred shares, proceeds from the issuance of convertible notes, payments received under a concluded collaboration agreement, upfront and milestone payments received under our license agreement with Zai, borrowings under a repaid construction loan, and research and development grants from the Kansas Bioscience Authority. Since our inception, we received an aggregate of $1.5 billion in net proceeds from such transactions. As of June 30, 2023, our cash, cash equivalents, and marketable securities were $389.4 million.
We expect to incur operating losses for the foreseeable future, particularly as we commercialize QINLOCK and advance development of our drug and drug candidates. Our prior losses, combined with expected future losses, have had, and will continue to have, an adverse effect on our stockholders' equity and working capital. We expect to incur significant research and development expenses in connection with our ongoing and future clinical trials of QINLOCK in the Phase 3 INSIGHT study, vimseltinib, and DCC-3116, and development of any other future drug candidates we may choose to pursue. In addition, we will incur significant sales, marketing, and outsourced manufacturing costs and expenses in connection with the commercialization of QINLOCK and any other approved drugs in the future. We expect to incur costs associated with preparations for commercial activities in Europe in connection with the marketing approval for QINLOCK in select countries in Europe. We have and will also continue to incur additional costs associated with operating as a public company. As a result, we expect to continue to incur operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing and commercializing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.
Our ability to become profitable depends upon our ability to generate revenue. To date, we have not generated sufficient revenue to result in a profit and we do not know when, or if, we will generate profits or positive operating cash flows. We also have only obtained marketing approval for QINLOCK for the treatment of fourth-line advanced GIST in the U.S. and other select jurisdictions, and have not obtained marketing approval for any other indications or drug candidates. We do not expect to generate significant revenue from our drug candidates unless and until we obtain marketing approval for, and begin to sell, such drug candidates. Our ability to generate further revenue from sales of QINLOCK or revenue from sales of our drug candidates depends on a number of factors, including, but not limited to, our ability to:
•successfully commercialize or otherwise provide access to QINLOCK for the treatment of fourth-line advanced GIST in the U.S., key European markets, and any other jurisdictions where we may receive marketing approval in the future;
•successfully complete our Phase 3 INSIGHT study of QINLOCK and our Phase 3 MOTION study for vimseltinib in patients with TGCT, advance our DCC-3116 program through clinical development, and nominate additional drug candidates from our switch control inhibitor platform;
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
Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses we will incur or when, or if, we will be able to achieve profitability. Our expenses could increase materially if we are required by the FDA, the EMA, or other regulatory authorities to perform studies in addition to those currently expected, if there are any delays in establishing appropriate manufacturing arrangements for, or in completing our clinical trials for, the development of any of our drug candidates, or as a result of impacts from global economic instability or global political developments, including historically high inflation, rising interest rates, and political unrest.
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
We have not yet demonstrated our ability to complete Phase 3 clinical trials other than for QINLOCK for the treatment of fourth-line GIST or the development of companion diagnostic tests, and we have not generated sufficient revenue to result in a profit from product sales or our operations. Consequently, we may never achieve or sustain profitability and any predictions you make about our future success or viability may not be as accurate as they could be if we had an operating history with these activities.

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
We expect to incur significant expenses in connection with our ongoing activities, particularly as we commercialize QINLOCK and conduct our Phase 3 INSIGHT study, and advance our drug candidates, vimseltinib and DCC-3116, and seek to identify lead drug candidates in our research programs. We expect increased expenses as we continue our research and development and initiate additional clinical trials and establish arrangements with third parties for the manufacture of clinical supplies of and seek marketing approval for our drug candidates. In addition, we expect to incur significant commercialization costs and expenses related to product manufacturing, marketing, sales, and distribution of QINLOCK, including related to our commercial launch in key European markets and any current or future drug candidate for which we may receive marketing approval. Furthermore, we expect to continue to incur costs associated with operating as a public company.

Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed, or on attractive terms, we could be forced to delay, reduce, or eliminate our research or drug development programs or our commercialization efforts.
We believe that our cash, cash equivalents, and marketable securities as of June 30, 2023, together with anticipated product, royalty, and supply revenues, and the net proceeds from our underwritten public offering completed in January 2023, but excluding any potential future milestone payments under our collaboration or license agreements will enable us to fund our operating expenses and capital expenditure requirements into 2026. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.
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
If we raise additional funds through collaborations, strategic alliances, or marketing, distribution, or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs, drug or drug candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, limit, reduce, or terminate our research, product development, or commercialization efforts, or grant rights to develop and market drugs and drug candidates that we would otherwise prefer to develop and market ourselves.
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
As of June 30, 2023, our executive officers and directors, combined with our stockholders who own more than 10% of our outstanding capital stock, beneficially own shares, in the aggregate, representing approximately 33% of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to exert significant influence over all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would have significant influence over the election of directors and approval of any merger, consolidation, or sale of all or substantially all of our assets. This concentration of ownership control may:
•delay, defer, or prevent a change in control;
•entrench our management and the board of directors; or
•impede a merger, consolidation, takeover, or other business combination involving us that other stockholders may desire.
Provisions in our corporate charter, under Delaware law, and in certain of our contractual agreements could make an acquisition of our company, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.
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
Our stock price is likely to be volatile. The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. Our common stock is currently quoted on the Nasdaq Global Select Market under the symbol "DCPH." Since our common stock began trading on the Nasdaq Global Select Market on September 28, 2017, our stock has traded at prices as low as $6.51 per share and as high as $71.11 per share through June 30, 2023. Market prices for our common stock will be influenced by a number of factors, including:
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
If any supplier facility does not pass a pre-approval inspection by the FDA or if the FDA finds significant deficiencies at any such facility as part of any NDA approval process for any drug candidate, we will not be able to commercialize this drug candidate until the third-party manufacturer comes into compliance or we secure an agreement for another facility, which is determined to be adequate by the FDA. If the FDA requires changes to our manufacturing process or the conditions, processes, or other matters at any supplier facility as part of its response to any NDA we may submit for a drug candidate, it will delay our approval. We have limited control over our third-party manufacturers' ability to make changes or respond to address any FDA concerns. Moreover, the facility that our supplier of QINLOCK uses to manufacture commercial supply has limited experience manufacturing a commercial drug product.
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
•the existence of uncertainty with respect to our ownership of technology or other rights, which can exist if there is a challenge to such ownership without regard to the merits of the challenge; and
•industry and market conditions generally, including due to the impact of global economic instability.
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
Given the amount of time required for the development, testing, and regulatory review of new drug candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. Depending upon the timing, duration, and other factors relating to any FDA marketing approval we receive for our approved drug or any of our drug candidates, one or more of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Act. A patent term extension application is pending in the U.S. on a patent covering QINLOCK and we expect to seek extensions of patent terms in the U.S. for other drug candidates and, if available, in other countries where we are prosecuting patents. In the U.S., the Hatch-Waxman Act permits a patent term extension of up to five years beyond the normal expiration of the patent as compensation for patent term lost during the regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended, and the application for the extension must be submitted prior to the expiration of the patent. However, the applicable authorities, including the FDA and the USPTO in the U.S., and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available for our patents, may refuse to grant extensions to our patents, or may grant more limited extensions than we request. We may not be granted an extension because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents, or otherwise failing to satisfy applicable requirements. If we are unable to obtain patent term extension or the term of any such extension is less than we request, our competitors and other third parties may be able to obtain approval of competing products following our patent expiration and take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case. Any of the foregoing would have a material adverse effect on our business, financial condition, results of operations, and prospects.
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
Our issued European patents could be subject to the jurisdiction of the recently formed Unified Patent Court (UPC).
Our European patents and patent applications could be challenged in the recently created UPC for the EU. We decided to remove, i.e., opt out, our European patents and European patent applications from the jurisdiction of the UPC. However, if certain formalities and requirements were not met, our European patents and patent applications could be challenged for non-compliance and brought under the jurisdiction of the UPC. We cannot be certain that our European patents and patent applications will avoid falling under the jurisdiction of the UPC, even after we decided to opt out of the UPC. Under the UPC, a granted European patent would be valid and enforceable in numerous European countries. Although such patent rights would apply to numerous European countries, a successful challenge to a European patent under the UPC could result in loss of patent protection in numerous European countries. Accordingly, a single proceeding under the UPC addressing the validity and infringement of the European patent could result in loss of patent protection in numerous European countries rather than in each validated country separately as such patents always have been adjudicated. Such a loss of patent protection could have a material adverse impact on our business and our ability to commercialize or license our technology and product candidates.
Our intellectual property licenses from third parties could limit our ability to control certain decisions relating to our licensed European patents and applications.
Under our current license agreements, we may not have the final or sole decision on whether we are able to opt out certain of our in-licensed European patents and patent applications from the recently created UPC for the European Union. While our licensors have decided to opt out of the UPC, we cannot guarantee that our in-licensed European patents and patent applications will be challenged for non-compliance during the opt-out procedure and if successful, brought under the jurisdiction of the UPC, nor that our licensors will decide to opt back into the UPC at a later time. Thus, we cannot be certain that our in-licensed European patents and patent applications will not fall under the jurisdiction of the UPC. Under the UPC, a single European patent would be valid and enforceable in numerous European countries. A challenge to the validity of a European patent under the UPC, if successful, could result in a loss of patent protection in numerous European countries which could have a material adverse impact on our business and our ability to commercialize or license our technology and product candidates.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
During the quarter ended June 30, 2023, Steven L. Hoerter, our Chief Executive Officer and a section 16 officer, adopted a trading arrangement for the sale of securities of the Company's common stock (Rule 10b5-1 Trading Plan) that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c). Mr. Hoerter’s Rule 10b5-1 Trading Plan was adopted on June 13, 2023 and will continue until June 30, 2024 unless earlier terminated or modified. Under the Rule 10b5-1 Trading Plan, an aggregate number of 237,500 securities can be sold or purchased during the duration of the Rule 10b5-1 Trading Plan, which includes any shares sold to cover mandatory tax withholding obligations.

Item 6.    Exhibits.

Exhibit Number	Description
2.1
Reorganization Agreement and Plan of Merger by and among the Registrant, Deciphera Pharmaceuticals, LLC and the other parties named therein, dated October 2, 2017. (Incorporated by reference to Exhibit 2.1 to the Registrant's Quarterly Report on Form 10-Q filed on November 14, 2017) (1).

3.1	Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on October 5, 2017).

3.2	Amended and Restated By-laws of the Registrant (Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on June 12, 2020).

10.1*	Open Market Sale AgreementSM, dated May 3, 2023, by and between Deciphera Pharmaceuticals, LLC and Jefferies LLC

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
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

DECIPHERA PHARMACEUTICALS, INC.

Date: August 9, 2023	By:	/s/ Thomas P. Kelly
Thomas P. Kelly Chief Financial Officer (Principal Financial and Accounting Officer)