Form 10-Q
period 2023-09-30
Deciphera Pharmaceuticals, Inc.
filed 2023-10-30
CIK 1654151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 26, 2023, there were 80,123,138 shares of Common Stock, $0.01 par value per share, outstanding.

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

•If we experience delays or difficulties in the enrollment of patients in clinical trials, including in our ongoing Phase 3 INSIGHT study and Phase 1/2 study of DCC-3116, our receipt of necessary marketing approvals could be delayed or prevented.
•If serious adverse events or unacceptable side effects are identified during the development of our drug or drug candidates, we may need to abandon or limit such development.
•We may not be able to obtain or retain orphan drug exclusivity for our drug or drug candidates.
•An outbreak of any highly infectious or contagious diseases, could seriously harm our research, development, and commercialization efforts, increase our costs and expenses and have a material adverse effect on our business, financial condition, and results of operations.
•We have incurred significant operating losses since our inception and have not generated sufficient revenue to result in a profit from product sales. We expect to incur continued losses for the foreseeable future and may never achieve or maintain profitability.
•We have a limited operating history, have not successfully completed late-stage clinical trials for any drug candidate other than QINLOCK and vimseltinib, and have not generated sufficient revenue to result in a profit from product sales or profits from our operations. We may never achieve or sustain profitability.
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
•our ability to successfully complete the pivotal Phase 3 INSIGHT study of QINLOCK for the potential treatment of second line GIST patients with mutations in KIT exon 11 and 17/18, advance our DCC-3116 program through clinical development, and nominate additional drug candidates from our switch control inhibitor platform;
•if we experience delays or difficulties in the enrollment of patients in clinical trials, including in our ongoing INSIGHT study and Phase 1/2 study of DCC-3116, our receipt of necessary marketing approvals could be delayed or prevented;
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
•the performance and experience of our licensee, Zai Lab (Shanghai) Co., Ltd. (Zai), to successfully develop and commercialize QINLOCK in the People's Republic of China (the PRC), Hong Kong, Taiwan, Macau, and Singapore, these territories collectively referred to as Greater China, under the terms and conditions of our license agreement, and the performance of our distributors in other territories;

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

PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements.
Deciphera Pharmaceuticals, Inc.
Consolidated Balance Sheets
(Unaudited, in thousands, except share and per share amounts)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$108,087	$64,741
Short-term marketable securities	230,988	259,745
Accounts receivable, net	27,549	22,429
Inventory	27,105	20,561
Prepaid expenses and other current assets	23,847	25,482
Total current assets	417,576	392,958
Long-term marketable securities	37,850	14,550
Long-term investments—restricted and other long-term assets	3,337	3,277
Property and equipment, net	5,864	6,707
Operating lease assets	33,209	36,547
Total assets	$497,836	$454,039
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$21,453	$18,612
Accrued expenses and other current liabilities	68,005	64,622
Operating lease liabilities	3,436	3,235
Total current liabilities	92,894	86,469
Operating lease liabilities, net of current portion	23,272	25,879
Total liabilities	116,166	112,348
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock, $0.01 par value per share; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value per share; 125,000,000 shares authorized; 79,975,625 shares and 67,637,351 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	799	676
Additional paid-in capital	1,762,882	1,575,361
Accumulated other comprehensive income (loss)	(896)	(983)
Accumulated deficit	(1,381,115)	(1,233,363)
Total stockholders' equity	381,670	341,691
Total liabilities and stockholders' equity	$497,836	$454,039
The accompanying notes are an integral part of these consolidated financial statements.

Deciphera Pharmaceuticals, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Product revenues, net	$41,820	$32,318	$112,362	$92,624
Collaboration revenues	1,493	3,656	2,700	5,067
Total revenues	43,313	35,974	115,062	97,691
Cost and operating expenses:
Cost of sales	1,286	3,344	1,947	5,525
Research and development	62,463	47,485	175,524	139,755
Selling, general, and administrative	33,252	30,026	97,311	87,972
Total cost and operating expenses	97,001	80,855	274,782	233,252
Loss from operations	(53,688)	(44,881)	(159,720)	(135,561)
Other income (expense):
Interest and other income, net	4,107	1,838	11,968	2,565
Total other income (expense), net	4,107	1,838	11,968	2,565
Net loss	$(49,581)	$(43,043)	$(147,752)	$(132,996)

Net loss per share—basic and diluted	$(0.58)	$(0.55)	$(1.75)	$(1.82)
Weighted average common shares outstanding—basic and diluted	85,788,613	78,206,647	84,506,593	73,129,804

Comprehensive loss:
Net loss	$(49,581)	$(43,043)	$(147,752)	$(132,996)
Other comprehensive income (loss):
Unrealized gains (losses) on marketable securities	250	(422)	65	(1,619)
Currency translation adjustment	(179)	(352)	22	(474)
Total other comprehensive income (loss)	71	(774)	87	(2,093)
Total comprehensive loss	$(49,510)	$(43,817)	$(147,665)	$(135,089)
The accompanying notes are an integral part of these consolidated financial statements.

Deciphera Pharmaceuticals, Inc.
Consolidated Statements of Stockholders' Equity
(Unaudited, in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, June 30, 2023	78,772,870	$788	$1,736,143	$(967)	$(1,331,534)	$404,430
Issuance of common stock, net of underwriting discounts, commissions and offering costs	1,004,185	10	14,612	—	—	14,622
Issuance of common stock under stock option and incentive plans	198,570	1	967	—	—	968
Stock-based compensation expense	—	—	11,160	—	—	11,160
Other comprehensive income (loss)	—	—	—	71	—	71
Net loss	—	—	—	—	(49,581)	(49,581)
Balance, September 30, 2023	79,975,625	$799	$1,762,882	$(896)	$(1,381,115)	$381,670

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2022	67,637,351	$676	$1,575,361	$(983)	$(1,233,363)	$341,691
Issuance of common stock, net of underwriting discounts, commissions and offering costs	8,990,296	90	149,023	—	—	149,113
Issuance of common stock upon pre-funded warrant exercise	2,427,693	24	—	—	—	24
Issuance of common stock under stock option and incentive and employee stock purchase plans	920,285	9	1,968	—	—	1,977
Stock-based compensation expense	—	—	36,530	—	—	36,530
Other comprehensive income (loss)	—	—	—	87	—	87
Net loss	—	—	—	—	(147,752)	(147,752)
Balance, September 30, 2023	79,975,625	$799	$1,762,882	$(896)	$(1,381,115)	$381,670
The accompanying notes are an integral part of these consolidated financial statements.

Deciphera Pharmaceuticals, Inc.
Consolidated Statements of Stockholders' Equity
(Unaudited, in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, June 30, 2022	66,815,511	$668	$1,549,996	(1,268)	$(1,144,385)	$405,011
Issuance of common stock upon pre-funded warrant exercise	575,482	6	—	—	—	6
Issuance of common stock under stock option and incentive plans	38,727	—	203	—	—	203
Stock-based compensation expense	—	—	12,373	—	—	12,373
Other comprehensive income (loss)	—	—	—	(774)	—	(774)
Net loss	—	—	—	—	(43,043)	(43,043)
Balance, September 30, 2022	67,429,720	$674	$1,562,572	$(2,042)	$(1,187,428)	$373,776

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2021	58,549,644	$585	$1,358,516	$51	$(1,054,432)	$304,720
Issuance of common stock, net of underwriting discounts, commissions and offering costs	7,501,239	75	163,278	—	—	163,353
Issuance of common stock upon pre-funded warrant exercise	892,798	9	—	—	—	9
Issuance of common stock under stock option and incentive and employee stock purchase plans	486,039	5	1,149	—	—	1,154
Stock-based compensation expense	—	—	39,629	—	—	39,629
Other comprehensive income (loss)	—	—	—	(2,093)	—	(2,093)
Net loss	—	—	—	—	(132,996)	(132,996)
Balance, September 30, 2022	67,429,720	$674	$1,562,572	$(2,042)	$(1,187,428)	$373,776
The accompanying notes are an integral part of these consolidated financial statements.

Deciphera Pharmaceuticals, Inc.
Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(147,752)	$(132,996)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Stock-based compensation expense	36,530	39,629
Depreciation expense	1,644	2,345
Noncash lease expense	3,339	3,035
Net accretion of discounts on marketable securities	(5,545)	(390)
Changes in operating assets and liabilities:
Accounts receivable	(5,178)	(3,014)
Inventory	(1,358)	(3,746)
Prepaid expenses and other current assets	1,637	2,034
Other long-term assets	(61)	(167)
Accounts payable	2,844	(250)
Accrued expenses and other current liabilities	(1,581)	(22,013)
Operating lease liabilities	(2,407)	(2,171)
Net cash flows used in operating activities	(117,888)	(117,704)
Cash flows from investing activities:
Purchases of marketable securities	(262,915)	(240,592)
Maturities of marketable securities	273,195	190,839
Sales of marketable securities	785	—
Purchases of property and equipment	(715)	(860)
Net cash flows provided by (used in) investing activities	10,350	(50,613)
Cash flows from financing activities:
Proceeds from offerings of common stock, net of underwriting discounts and commissions	149,747	163,778
Proceeds from pre-funded warrant exercise	24	9
Payments of offering costs	(634)	(425)
Proceeds from stock option exercises and employee stock purchase plan	1,977	1,154
Net cash flows provided by financing activities	151,114	164,516
Net increase in cash and cash equivalents	43,576	(3,801)
Effect of exchange rate changes on cash and cash equivalents	(230)	(724)
Cash and cash equivalents at beginning of period	64,741	87,063
Cash and cash equivalents at end of period	$108,087	$82,538
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
During the nine months ended September 30, 2023, 2,427,693 shares of pre-funded warrants were exercised resulting in net proceeds of less than $0.1 million. As of September 30, 2023, there were 6,428,270 pre-funded warrants outstanding. There were no pre-funded warrants exercised in the three months ended September 30, 2023.

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
During the three and nine months ended September 30, 2023, the Company issued 1,004,185 shares resulting in net proceeds of $14.6 million, after deducting commissions and other offering expenses, under the Sales Agreement. As of September 30, 2023, there was up to $185.0 million available for future issuance under the Sales Agreement.
Basis of Presentation
The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets, and the satisfaction of liabilities and commitments in the ordinary course of business. Since inception, the Company has incurred recurring losses, including net losses of $147.8 million and $178.9 million for the nine months ended September 30, 2023 and the year ended December 31, 2022, respectively. As of September 30, 2023, the Company had an accumulated deficit of $1.4 billion. The Company expects to continue to generate operating losses for the foreseeable future. The Company expects that its cash, cash equivalents, and marketable securities of $376.9 million as of September 30, 2023, together with anticipated product, royalty, and supply revenues, but excluding any potential future milestones received under its collaboration or license agreements will be sufficient to fund its operating expenses and capital expenditure requirements through at least 12 months from the issuance date of these consolidated financial statements. The future viability of the Company is dependent on its ability to raise additional capital to fund its operations.
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
The consolidated balance sheet as of December 31, 2022 was derived from audited financial statements, but does not include all disclosures required by GAAP. The accompanying unaudited consolidated financial statements as of September 30, 2023 and for the three and nine months ended September 30, 2023 and 2022 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto for the year ended December 31, 2022 included in the Company's Annual Report on Form 10-K (Form 10-K) on file with the SEC.

Deciphera Pharmaceuticals, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company's consolidated financial position as of September 30, 2023, consolidated results of operations and comprehensive loss for the three and nine months ended September 30, 2023 and 2022, and consolidated cash flows for the nine months ended September 30, 2023 and 2022, have been made. The consolidated results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2023.
The significant accounting policies used in preparation of these consolidated financial statements for the three and nine months ended September 30, 2023 are consistent with those discussed in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements in the Company's Form 10-K for the year ended December 31, 2022.
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
Net Loss per Share
Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding for the period, including unexercised pre-funded warrants. Diluted net income (loss) per share is computed by dividing the diluted net income (loss) by the weighted average number of common shares, including pre-funded warrants and potential dilutive common shares assuming the dilutive effect of outstanding stock options and unvested restricted common stock, as determined using the treasury stock method.
For periods in which the Company has reported net losses, diluted net loss per common share is the same as basic net loss per common share, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss for the three and nine months ended September 30, 2023 and 2022.
The following potential dilutive securities, presented based on amounts outstanding at the end of each reporting period, have been excluded from the calculation of diluted net loss per share because including them would have had an anti-dilutive impact:

	As of September 30,
	2023	2022
Options to purchase common stock	9,458,319	8,316,531
Unvested restricted common stock units	3,049,574	2,106,283
Unvested employee stock purchase plan shares	45,612	53,429
Total	12,553,505	10,476,243
2. Revenues
Net Product Revenues
To date, the Company's only source of product revenues has been from the sales of QINLOCK, which began in May 2020, following the approval of QINLOCK by the U.S. Food and Drug Administration (FDA) on May 15, 2020, and during the three and nine months ended September 30, 2023 and 2022 in certain other jurisdictions following regulatory approval or on a named patient basis.

Deciphera Pharmaceuticals, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

Net product revenues by geography consisted of the following and are attributable to individual countries based on the location of the customer:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
U.S.	$32,661	$24,478	$86,200	$71,621
Rest of world	9,159	7,840	26,162	21,003
Total product revenues, net	$41,820	$32,318	$112,362	$92,624
Activity in each of the product revenue allowance and reserve categories is summarized as follows:

(in thousands)	Trade discounts and allowances	Chargebacks and administrative fees	Government rebates and other incentives	Returns	Total
Balance as of December 31, 2022	$475	$656	$15,825	$1,375	$18,331
Provision related to sales in the current year	3,232	7,849	13,076	3,348	27,505
Adjustments related to prior period sales	(30)	—	80	—	50
Credits and payments made during the period	(3,022)	(7,674)	(4,078)	(3,854)	(18,628)
Balance as of September 30, 2023	$655	$831	$24,903	$869	$27,258
The total reserves described above are summarized as components of the Company's consolidated balance sheets as follows:

(in thousands)	As of September 30, 2023	As of December 31, 2022
Reduction of accounts receivable, net	$1,377	$1,082
Component of accrued expenses and other current liabilities	25,881	17,249
Total revenue-related reserves	$27,258	$18,331
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
Pursuant to the terms of the Zai License Agreement, as of September 30, 2023 the Company has received an upfront cash payment of $20.0 million and three development milestone payments totaling $12.0 million and will be eligible to receive up to $173.0 million in potential development and commercial milestone payments, consisting of up to $38.0 million of development milestones and up to $135.0 million of commercial milestones. In addition, during the term of the Zai License Agreement, Zai will be obligated to pay the Company tiered percentage royalties ranging from low to high teens on annual net sales of the Licensed Products in the Territory, subject to adjustments in specified circumstances. Additionally, certain costs incurred by the Company associated with the Zai License Agreement are reimbursed by Zai.
During the three and nine months ended September 30, 2023 and 2022, the Company recognized royalty revenues under the Zai License Agreement, which the Company began recognizing in the second quarter of 2021 following the approval from the China National Medical Products Administration (China NMPA).
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
3. Marketable Securities and Fair Value Measurements
The following tables present marketable securities by contractual maturity and security type:

As of September 30, 2023 (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Due within one year:
Commercial paper	$45,630	$—	$(41)	$45,589
Corporate debt securities	69,426	1	(282)	69,145
U.S. government securities	112,492	1	(314)	112,179
Certificates of deposit	4,080	—	(5)	4,075
Due after one year through five years:
Corporate debt securities	12,232	—	(120)	12,112
U.S. government securities	26,171	—	(433)	25,738
Total	$270,031	$2	$(1,195)	$268,838

As of December 31, 2022 (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Due within one year:
Corporate debt securities	$113,939	$2	$(571)	$113,370
Commercial paper	81,344	12	(336)	81,020
Certificates of deposit	33,877	14	(152)	33,739
U.S. government securities	31,761	15	(160)	31,616
Due after one year through five years:
Corporate debt securities	11,278	—	(38)	11,240
U.S. government securities	3,349	—	(39)	3,310
Total	$275,548	$43	$(1,296)	$274,295

Deciphera Pharmaceuticals, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

The following tables present information about the Company's financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

As of September 30, 2023 (in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$—	$64,373	$—	$64,373
U.S. government securities	—	9,999	—	9,999
Commercial paper	—	4,972	—	4,972
Marketable securities:
Corporate debt securities	—	81,257	—	81,257
Commercial paper	—	45,589	—	45,589
U.S. government securities	—	137,917	—	137,917
Certificates of deposit	—	4,075	—	4,075
Total	$—	$348,182	$—	$348,182

As of December 31, 2022 (in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$—	$27,787	$—	$27,787
Commercial paper	—	14,167	—	14,167
Corporate debt securities	—	4,945	—	4,945
Marketable securities:
Corporate debt securities	—	124,610	—	124,610
Commercial paper	—	81,020	—	81,020
U.S. government securities	—	34,926	—	34,926
Certificates of deposit	—	33,739	—	33,739
Total	$—	$321,194	$—	$321,194
The tables above exclude certificates of deposit totaling $3.1 million as of both September 30, 2023 and December 31, 2022 that the Company held to secure a letter of credit associated with its leases and to secure a credit card account. The certificates of deposit are measured at carrying value in the consolidated balance sheets in long-term investments—restricted and approximate fair value. For additional information on the letter of credit associated with the Company's leases, please read Note 7, Leases, to the consolidated financial statements in the Company's Form 10-K for the year ended December 31, 2022.
The fair value of Level 2 instruments classified as cash equivalents and marketable securities were determined through third-party pricing services. The pricing services use many observable market inputs to determine value, including reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates, and other industry and economic events. The Company performs validation procedures to ensure the reasonableness of this data. The Company performs its own review of prices received from the independent pricing services by comparing these prices to other sources. After completing the validation procedures, the Company did not adjust or override any fair value measurements provided by the pricing services as of September 30, 2023 and December 31, 2022.

Deciphera Pharmaceuticals, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

4. Inventory
Capitalized inventory consisted of the following:

(in thousands)	As of September 30, 2023	As of December 31, 2022
Raw materials	$4,934	$6,844
Work in process	19,880	11,125
Finished goods	2,291	2,592
Total inventory	$27,105	$20,561
Inventory written down as a result of excess, obsolescence, unmarketability, or other reasons is charged to cost of sales. During the three and nine months ended September 30, 2023, there was no inventory written down as a result of excess, obsolescence, unmarketability, or other reasons. During the three and nine months ended September 30, 2022, $0.3 million and $0.7 million, respectively, in inventory was written down as a result of excess, obsolescence, unmarketability, or other reasons, respectively.
5. Other Consolidated Financial Statement Detail
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

(in thousands)	As of September 30, 2023	As of December 31, 2022
External research and development expenses	$18,343	$17,411
Payroll and related expenses	14,226	21,971
Revenue-related reserves	25,881	17,249
Professional fees	5,008	4,275
Other	4,547	3,716
Total accrued expenses and other current liabilities	$68,005	$64,622
Interest Income
For the three and nine months ended September 30, 2023, interest income was $4.3 million and $12.5 million, respectively. For the three and nine months ended September 30, 2022, interest income was $1.8 million and $2.5 million, respectively.
6. Stock-Based Awards
Equity Plans
The Company grants stock-based awards under its 2017 Stock Option and Incentive Plan (the 2017 Plan) and is authorized to issue common stock under its 2017 Employee Stock Purchase Plan (ESPP). In February 2023, the Company granted performance-based restricted stock unit awards under the 2017 Plan. No performance-based restricted stock units vested, no performance-based restricted stock units were forfeited, and no stock-based compensation expense was recognized related to performance-based restricted stock units during the three and nine months ended September 30, 2023. The Company also has outstanding stock options under its 2015 Equity Incentive Plan but is no longer granting awards under this plan. As of September 30, 2023, 1,358,019 shares of common stock were available for issuance under the 2017 Plan. As of September 30, 2023, 2,266,771 shares of common stock were available for issuance to participating employees under the ESPP.
In January 2022, the Company adopted an inducement plan (the Inducement Plan) pursuant to which the Company initially reserved 800,000 shares of common stock to be used exclusively for grants of equity-based awards to individuals who were not previously employees or directors of the Company, as an inducement material to the individual’s entry into employment with the Company within the meaning of Rule 5635(c)(4) of the Marketplace Rules of the Nasdaq Stock Market, Inc. In February 2023, the Inducement Plan was amended and the number of shares reserved for issuance under the Inducement Plan was increased by

Deciphera Pharmaceuticals, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

270,000. The Inducement Plan provides for the grant of equity-based awards in the form of nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, unrestricted stock awards, and dividend equivalent rights. The Inducement Plan was adopted by the Company without stockholder approval pursuant to Rule 5635(c)(4) of the Marketplace Rules of the Nasdaq Stock Market, Inc. As of September 30, 2023, 444,400 shares of common stock were available for issuance under the Inducement Plan.
Stock-based compensation expense was classified in the consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Research and development	$5,011	$5,305	$16,203	$16,995
Selling, general, and administrative	6,149	7,068	20,327	22,634
Total stock-based compensation	$11,160	$12,373	$36,530	$39,629
As of September 30, 2023, total unrecognized compensation cost related to the unvested share-based awards was $65.6 million, which is expected to be recognized over a weighted average of 2.1 years.
7. Commitments and Contingencies
Purchase Commitments Associated with Commercial Supply Agreements
The Company has entered into commercial supply agreements related to the supply of QINLOCK that require the Company to make binding forecasts for a certain amount of purchases. The related cancellation clauses would as a general matter require the Company to pay the full amount of these binding forecasts. As of September 30, 2023, the Company's contractual commitments for its commercial supply agreements were $10.1 million which are expected to be paid within one year.
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
Indemnification Agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and senior management that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of September 30, 2023 or December 31, 2022.

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
We are currently studying vimseltinib in the pivotal Phase 3 MOTION study in patients with tenosynovial giant cell tumor (TGCT), (MOTION study). The MOTION study is a two-part, randomized, double-blind, placebo-controlled study to assess the efficacy and safety of vimseltinib in patients with TGCT who are not amenable to surgery.
In October 2023, we announced positive top-line data from the MOTION study. The study met its primary endpoint in the intent-to-treat population demonstrating statistically significant and clinically meaningful improvement versus placebo in objective response rate at Week 25 based on blinded independent radiologic review per Response Evaluation Criteria in Solid Tumors version 1.1. In addition to meeting the primary endpoint, the study also achieved statistically significant and clinically meaningful improvements versus placebo in all key secondary endpoints including tumor volume score (TVS), active range of motion (ROM), physical function, stiffness, quality of life, and pain. Vimseltinib was well-tolerated and the observed adverse events in the MOTION study were consistent with previously presented Phase 1/2 study results, including the data discussed below.
We plan to engage with regulatory authorities and expect to submit a New Drug Application (NDA) to the U.S. Food and Drug Administration (FDA) in the second quarter of 2024 and a marketing authorization application with the European Medicines Agency (EMA) in the third quarter of 2024 for vimseltinib for the treatment of patients with TGCT.
We are also conducting an ongoing open-label Phase 1/2 study designed to evaluate the safety, efficacy, pharmacokinetics (PK), and pharmacodynamics (PD) of vimseltinib in patients with solid tumors and TGCT. In October 2023, we provided updated data from our Phase 1/2 study of vimseltinib in TGCT patients. The data demonstrated strong clinical benefit with best objective response rates of 72% (Phase 1) and 64% (Phase 2 Cohort A), an increasing median treatment duration of 25.1 months (Phase 1) and 21.0 months (Phase 2 Cohort A), and a favorable long-term safety profile with no evidence of cholestatic hepatotoxicity.
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
In addition, we provided an update on the ongoing Phase 1/2 study in combination with trametinib, binimetinib, and sotorasib.
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
Platform Development and Preclinical Pipeline
We are also making a focused investment in our next generation of research programs, which are designed to provide first-in-class or best-in-class treatments using our proprietary switch-control inhibitor platform. We announced the nomination of DCC-3084 as our pan-RAF development candidate in 2022 and DCC-3009 as our next generation KIT inhibitor in 2023. We also plan to continue to develop our in-licensed research-stage program, which targets the VPS34 kinase, pursuant to our agreement with Sprint Biosciences AB (the Sprint Agreement).
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
Product Revenues, Net
During the three and nine months ended September 30, 2023 and 2022, our only source of product revenues was from the sales of QINLOCK. Product revenues are recorded net of estimates of variable consideration. Please read Note 2, Revenues, of these consolidated financial statements included in this Form 10-Q for further details of the reserves recorded for variable considerations.
Collaboration Revenues
For the three and nine months ended September 30, 2023 and 2022, collaboration revenues were associated with the Zai License Agreement and Zai Supply Agreement, as applicable.
Zai License Agreement
Pursuant to the terms of the Zai License Agreement, as of September 30, 2023 we have received an upfront cash payment of $20.0 million and three development milestone payments totaling $12.0 million and will be eligible to receive up to $173.0 million in potential development and commercial milestone payments, consisting of up to $38.0 million of development milestones and up to $135.0 million of commercial milestones. In addition, during the term of the Zai License Agreement, Zai will be obligated to pay us tiered percentage royalties ranging from low to high teens on annual net sales of the Licensed Products in the Territory, subject to adjustments in specified circumstances. Additionally, certain costs we incur associated with the Zai License Agreement are reimbursed by Zai.
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
Cost of sales for newly launched products will not include the full cost of manufacturing until the initial pre-launch inventory is depleted, and additional inventory is manufactured and sold. The gross margin on sales of QINLOCK for the three and nine months ended September 30, 2022 was enhanced by sales of the initial pre-launch inventory, and therefore, use of active pharmaceutical ingredients and components that were previously expensed as research and development expenses prior to the launch of QINLOCK, referred to as zero cost inventories. We began selling inventory with the full cost of manufacturing in the fourth quarter of 2022, and we do not expect that the cost of sales as a percentage of net sales of QINLOCK will increase significantly.

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
•successful completion of our Phase 3 INSIGHT study of QINLOCK, advancing our DCC-3116 program through clinical development, and nominating additional drug candidates from our switch control inhibitor platform;
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
Research and development activities are central to our business model. Drugs and drug candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect research and development expenses associated with our drug and drug candidate programs in the fourth quarter of 2023 to be relatively consistent with expenses incurred during the third quarter of 2023 as these programs progress. We do not believe that it is possible at this time to accurately project total program-specific expenses through commercialization. There are numerous factors associated with the successful commercialization of our drug and any of our drug candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. Additionally, future commercial and regulatory factors beyond our control will impact our clinical development programs and plans.
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
We anticipate that our selling, general, and administrative expenses in the fourth quarter of 2023 will be relatively consistent with expenses incurred during the third quarter of 2023 related to the continued support of launches of QINLOCK in new jurisdictions in 2023. We also anticipate that we will continue to incur accounting, audit, legal, regulatory, compliance, and investor and public relations expenses associated with the business and continued operations as a public company.
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
Consistent with our income tax disclosures described under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations—Components of Our Results of Operations" in our Form 10-K for the year ended December 31, 2022 on file with the SEC, as of September 30, 2023, we have not recorded any U.S. federal or state income tax benefits for either the net losses we have incurred or our earned research and orphan drug credits, due to the uncertainty of realizing a benefit from those items in the future.
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
Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2023 and 2022
The following table summarizes our results of operations for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Revenues:
Product revenues, net	$41,820	$32,318	$112,362	$92,624
Collaboration revenues	1,493	3,656	2,700	5,067
Total revenues	43,313	35,974	115,062	97,691
Cost and operating expenses:
Cost of sales	1,286	3,344	1,947	5,525
Research and development	62,463	47,485	175,524	139,755
Selling, general, and administrative	33,252	30,026	97,311	87,972
Total cost and operating expenses	97,001	80,855	274,782	233,252
Loss from operations	(53,688)	(44,881)	(159,720)	(135,561)
Other income (expense):
Interest and other income, net	4,107	1,838	11,968	2,565
Total other income (expense), net	4,107	1,838	11,968	2,565
Net loss	$(49,581)	$(43,043)	$(147,752)	$(132,996)
Revenues
Product Revenues, Net
During the three and nine months ended September 30, 2023 and 2022, our only source of product revenues was from the sales of QINLOCK. During the three and nine months ended September 30, 2023 and 2022, net product revenues by geography consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
U.S.	$32,661	$24,478	$86,200	$71,621
Rest of world	9,159	7,840	26,162	21,003
Total product revenues, net	$41,820	$32,318	$112,362	$92,624
For the three and nine months ended September 30, 2023 compared to the same periods in 2022, U.S. net product revenues increased $8.2 million and $14.6 million, respectively, primarily due to increased sales volume and an increase in net price. In the three months ended September 30, 2023 compared to the same period in 2022, increased sales volume for QINLOCK in the U.S. was driven primarily by increased demand, including new patient acquisition, new prescriber growth, and increasing average duration of therapy. In addition to strength in QINLOCK's fourth-line GIST indication, we believe recent demand growth has been positively impacted by an increase in unpromoted use in earlier lines of therapy based on physician decision.
For the three and nine months ended September 30, 2023 compared to the same period in 2022, rest of world net product revenues increased $1.3 million and $5.2 million, respectively, primarily due to increased sales volume of QINLOCK in

Germany, which launched in January 2022, partially offset by a decrease in net price in Germany as price negotiations were completed in 2023, France, where we have conducted a post-approval paid access program since April 2022, and other jurisdictions as we continued our commercialization efforts.
Collaboration Revenues
For the three and nine months ended September 30, 2023 and 2022 compared to the same periods in 2022, collaboration revenues decreased $2.2 million and $2.4 million, respectively, primarily due to a decrease in supply revenues under the Zai Supply Agreement. For the nine months ended September 30, 2023 compared to the same period in 2022, the decrease due to a decrease in supply revenues was partially offset by an increase in royalty revenues under the Zai License Agreement.
Cost of Sales
During the three and nine months ended September 30, 2023 and 2022, cost of sales by type consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Cost of product sales	$604	$672	$1,152	$2,013
Cost of collaboration sales	682	2,672	795	3,512
Total cost of sales	$1,286	$3,344	$1,947	$5,525
For the three and nine months ended September 30, 2023 compared to the same periods in 2022, cost of sales decreased $2.1 million and $3.6 million, respectively, primarily due to a decrease in cost of sales recognized under the Zai Supply Agreement and a decrease in cost of sales in the U.S. due to the write down of inventory in the prior year period. The decrease in cost of sales for the nine months ended September 30, 2023 also included a credit received during the first quarter of 2023 for inventory previously written down during the year ended December 31, 2022. During the three and nine months ended September 30, 2023, there was no inventory written down as a result of excess, obsolescence, unmarketability, or other reasons. During the three and nine months ended September 30, 2022, $0.3 million and $0.7 million, respectively, in inventory was written down as a result of excess, obsolescence, unmarketability, or other reasons, respectively.
For the three and nine months ended September 30, 2022, cost of sales associated with product sales of QINLOCK was primarily related to the sales of zero cost inventories, which consisted of packaging, labeling, shipping, and distribution costs.
Prior to receiving FDA approval for QINLOCK in May 2020, we manufactured inventory to be sold and recorded approximately $6.0 million related to this inventory build-up as research and development expense. We did not record any such costs related to the build-up of this inventory as research and development expense during the three and nine months ended September 30, 2023 and 2022.
Utilizing the actual direct costs to manufacture QINLOCK prior to receiving FDA approval, had the previously expensed inventory been capitalized and recognized when sold, the total cost of sales with these manufacturing costs included for the three and nine months ended September 30, 2022 would have increased by approximately $0.6 million and $1.9 million, respectively. We began selling inventory with the full cost of manufacturing in the fourth quarter of 2022.
We do not expect our cost of sales for QINLOCK to increase significantly as a percentage of net sales in future periods as we continue to produce inventory for future sales, which will reflect the full cost of manufacturing, and then sell such inventory.

Operating Expenses
Research and Development Expenses
QINLOCK
For the three and nine months ended September 30, 2023 compared to the same periods in 2022, research and development expenses related to QINLOCK increased primarily as a result of increased clinical trial expenses of $9.1 million and $11.0 million, respectively, and increased manufacturing expenses of $0.4 million and $1.5 million, respectively. Clinical trial expenses for QINLOCK increased primarily as a result of increased expenses associated with our Phase 3 INSIGHT study of QINLOCK versus sunitinib in patients with mutations in KIT exon 11 and 17/18, our Phase 3 INTRIGUE study of QINLOCK for the treatment of second-line GIST, our ongoing Phase 1 trial of QINLOCK, and an increase in clinical pharmacology study activities. For the nine months ended September 30, 2023 compared to the same period in 2022, increases in clinical trial expenses for QINLOCK were partially offset by a decrease in expenses associated with INVICTUS, our Phase 3 study of QINLOCK for the treatment of fourth-line GIST. Manufacturing costs increased primarily due to timing of processing of inventory for clinical and commercial use.
Vimseltinib
For the three months ended September 30, 2023 compared to the same period in 2022, research and development expenses related to our vimseltinib program decreased primarily as a result of decreased clinical trial expenses of $0.7 million. Clinical trial expenses decreased primarily due to decreased activities associated with clinical pharmacology study activities.
For the nine months ended September 30, 2023 compared to the same period in 2022, research and development expenses related to our vimseltinib program increased primarily as a result of increased clinical trial expenses of $0.9 million, increased manufacturing expenses of $1.5 million, and increased preclinical expenses of $0.9 million. Clinical trial expenses increased primarily due to increased activities associated with our Phase 3 study of vimseltinib in patients with TGCT, MOTION, which was initiated in the fourth quarter of 2021 and clinical trial expenses associated with our Phase 1/2 study of vimseltinib to assess the safety, tolerability, PK, and PD in patients with TGCT, partially offset by a decrease in clinical pharmacology study activities. Manufacturing expenses increased primarily due to process developments and the timing of packaging and labeling activities. Preclinical expenses increased primarily due to increased activities related to toxicology and biology studies.
DCC-3116
For the three and nine months ended September 30, 2023 compared to the same periods in 2022, research and development expenses related to our DCC-3116 program increased primarily as a result of increased clinical trial expenses of $2.3 million and $4.9 million, respectively, and increased preclinical expenses of $0.7 million and $1.3 million, respectively. Clinical trial expenses increased primarily due to increased activities associated with our Phase 1/2 study evaluating DCC-3116 as a single agent and in combination cohorts. Preclinical expenses increased primarily due to increased activities related to toxicology and biology studies. For the three months ended September 30, 2023 compared to the same period in 2022, manufacturing expenses decreased $0.8 million. Manufacturing expenses decreased primarily due to the timing of inventory production and timing of raw materials procurement of product to be used in our Phase 1/2 study of DCC-3116.
Preclinical
For the three and nine months ended September 30, 2023 compared to the same periods in 2022, research and development expenses related to preclinical costs increased $0.6 million and $2.2 million, respectively, primarily due to increased activities related to toxicology and biology studies for our early-stage drug discovery programs, including for DCC-3084 and DCC-3009.
Personnel-related and Other Research and Development Expenses
For the three months ended September 30, 2023 compared to the same period in 2022, the increase in personnel-related and other research and development expenses was primarily associated with increased other research and development of $2.6 million and increased personnel-related costs of $1.4 million, partially offset by a decrease in stock-based compensation of $0.3 million. The increase in other research and development expenses was primarily related to manufacturing expenses for DCC-3084 and DCC-3009, consulting and professional services to support the research and development functions not allocated to specific projects, and reversals of certain accrued research and development expenses due to a change in estimate as certain of our clinical trials are closing.
For the nine months ended September 30, 2023 compared to the same period in 2022, the increase in personnel-related and other research and development expenses were primarily associated with increased other research and development expenses of $7.6 million and increased personnel-related costs of $4.2 million, partially offset by a decrease in stock-based compensation expense of $0.8 million. The other research and development expenses increase primarily related to manufacturing and development expenses for DCC-3084 and DCC-3009, consulting and professional services to support the research and development functions not allocated to specific projects, and temporary employment services.
We expect research and development expenses associated with our drug and drug candidate programs in the fourth quarter of 2023 to be relatively consistent with expenses incurred during the third quarter of 2023 as these programs continue to progress.
Selling, General, and Administrative Expenses
For the three and nine months ended September 30, 2023 compared to the same periods in 2022, the increase in selling, general, and administrative expenses was primarily associated with increased professional and consultant fees of $2.7 million and $8.9 million, respectively, and increased personnel-related costs of $0.7 million and $2.1 million, respectively, partially offset by a decrease in stock-based compensation expense of $0.9 million and $2.3 million, respectively, and a decrease in other selling, general, and administrative expenses of $0.2 million and $1.6 million, respectively, primarily due to an increase in sublease income, which began during the second quarter of 2022. The increase in professional and consultant fees is primarily due to an increase in professional, consulting, and other expenses related to the commercialization of QINLOCK and temporary employment services.
We anticipate that our selling, general, and administrative expenses in the fourth quarter of 2023 to be relatively consistent with expenses incurred during the third quarter of 2023 as we support the continued launch of QINLOCK in additional jurisdictions.
Interest and Other Income, Net
For the three and nine months ended September 30, 2023 compared to the same periods in 2022, the increase in interest and other income, net, was primarily due to increased interest income on our cash equivalents and marketable securities associated with an increase in our investment holdings and changes in interest rates.
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
As a result, we have incurred significant operating losses since our inception. We have generated limited revenue to date primarily from our product sales and under the Zai License Agreement and Zai Supply Agreement. QINLOCK is approved in thirteen territories for the treatment of fourth-line advanced GIST. During the three and nine months ended September 30, 2023 and 2022, our product revenues were primarily derived from sales of QINLOCK in the U.S. Additionally, we launched QINLOCK in Germany in January 2022 and have conducted the post-approval paid access program in France since April 2022. We have also entered into exclusive distributor arrangements to facilitate product sales of QINLOCK in select geographies where we do not currently intend to distribute QINLOCK on our own. Beginning in the second quarter of 2021, following the approvals of QINLOCK in the PRC and Hong Kong in March 2021, we began to recognize royalty revenues under the Zai License Agreement. However, we cannot provide assurance as to what extent we will generate revenue from the commercialization of QINLOCK by us or our partners. We do not expect to generate revenue from sales of any drug candidates in the near future, if at all, unless and until we obtain marketing approval for, and begin to sell, such drug candidates. We may never generate revenues that are significant enough to achieve profitability.
On October 2, 2017, we completed our IPO of our common stock. Since October 2017, we have primarily supported our operations by completing issuances of our common stock through our IPO, subsequent follow-on offerings, including our underwritten public offerings in April 2022 and January 2023, and the Sales Agreement and the Amended Sales Agreement with Jefferies. Through such issuances, we have issued and sold 46,160,921 shares of our common stock and pre-funded warrants to purchase 9,748,761 shares of our common stock resulting in net proceeds of $1.3 billion after deducting underwriting discounts and commissions and other offering expenses.
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
During the nine months ended September 30, 2023, 2,427,693 shares of pre-funded warrants were exercised resulting in net proceeds of less than $0.1 million. As of September 30, 2023, there were 6,428,270 pre-funded warrants outstanding. There were no pre-funded warrants exercised in the three months ended September 30, 2023 and 2022.
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
In May 2023, we entered into the Sales Agreement with Jefferies, pursuant to which the Company may issue and sell shares of its common stock having aggregate offering proceeds of up to $200.0 million from time to time through Jefferies as its sales agent. Upon delivery of a placement notice and subject to the terms and conditions of the Sales Agreement, Jefferies may sell the Shares by any method permitted by law deemed to be an "at the market offering" as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. We may sell the Shares in amounts and at times to be determined by us from time to time subject to the terms and conditions of the Sales Agreement, but it has no obligation to sell any Shares under the Sales Agreement. We or Jefferies may suspend or terminate the offering of Shares upon notice to the other party and subject to other conditions.
During the three and nine months ended September 30, 2023, we issued 1,004,185 shares resulting in net proceeds of $14.6 million, after deducting commissions and other offering expenses, under the Sales Agreement. As of September 30, 2023, there was up to $185.0 million available for future issuance under the Sales Agreement.
Cash Flows
As of September 30, 2023, our principal sources of liquidity were cash, cash equivalents, and marketable securities of $376.9 million, which consisted of cash, money market funds, U.S. government securities, corporate debt securities, commercial paper, and certificates of deposit. The primary objectives of our investment activities are to preserve principal, provide liquidity, and maximize income without significantly increasing risk. Given the nature of these investments, we believe that the market for these instruments is not illiquid.
The following table summarizes our sources and uses of cash and cash equivalents for each of the periods presented:

	Nine Months Ended September 30,
(in thousands)	2023	2022
Net cash flows used in operating activities	$(117,888)	$(117,704)
Net cash flows provided by (used in) investing activities	10,350	(50,613)
Net cash flows provided by financing activities	151,114	164,516
Net increase in cash and cash equivalents	$43,576	$(3,801)
Operating Activities
During the nine months ended September 30, 2023 compared to the same period in 2022, net cash flows used in operating activities increased $0.2 million, primarily resulting from an increase in our net loss of $14.8 million and a decrease in net non-cash charges of $8.7 million, including a decrease in share-based compensation of $3.1 million, partially offset by a decrease in net cash flows related to changes in our operating assets and liabilities of $23.2 million . The decrease in net cash flows related to changes in our operating assets and liabilities were generally due to the timing of vendor invoicing and payments and the completion of payments under our restructuring program initiated during the fourth quarter of 2021.
Investing Activities
During the nine months ended September 30, 2023 compared to the same period in 2022, net cash flows provided by investing activities increased $61.0 million, primarily resulting from an increase in proceeds from maturities and sales of marketable securities of $83.1 million, partially offset by an increase in purchases of marketable securities of $22.3 million.
Financing Activities
During the nine months ended September 30, 2023 compared to the same period in 2022, net cash flows provided by financing activities decreased $13.4 million, primarily resulting from net proceeds from an offering of our common stock in a follow-on public offering in April 2022 for $163.4 million, partially offset by net proceeds from an offering of our common stock in a follow-on public offering in January 2023 for $134.5 million and net proceeds from issuances of our common stock under the Sales Agreement during the three and nine months ended September 30, 2023 of $14.6 million.

Funding Requirements
Our ability to generate product revenues sufficient to achieve profitability will depend heavily on the successful commercialization of QINLOCK and eventual commercialization of one or more of our drug candidates. Our net loss was $147.8 million for the nine months ended September 30, 2023 and $178.9 million for the year ended December 31, 2022. As of September 30, 2023, we had an accumulated deficit of $1.4 billion. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We expect that our expenses and capital requirements will continue to increase in connection with our ongoing activities, particularly as we:
•continue to commercialize QINLOCK in the U.S., and continue to build our global commercial capabilities to bring QINLOCK to eligible patients around the world, including in key European markets;
•conduct our Phase 3 INSIGHT study of QINLOCK, the development of companion diagnostic tests related to INSIGHT, and other expenses that may be borne as a result of the new trial;
•seek regulatory approval and support the commercialization of vimseltinib, if approved, as a potential single agent therapy for the treatment of TGCT;
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
We believe that our cash, cash equivalents, and marketable securities as of September 30, 2023 of $376.9 million, together with anticipated product, royalty, and supply revenues, but excluding any potential future milestones received under our collaboration or license agreements will enable us to fund our operating expenses and capital expenditure requirements into 2026. We have based these estimates on assumptions that may not be achieved, and we could utilize our available capital resources sooner than we expect.
Contractual Obligations and Commitments
As of September 30, 2023, there have been no material changes to our contractual obligations and commitments outside the ordinary course of business from those that were presented in our Form 10-K for the year ended December 31, 2022.
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
Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
•our ability to successfully complete our Phase 3 INSIGHT study of QINLOCK;
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
We have scaled up our manufacturing process for QINLOCK , and may continue to scale up as needed to satisfy greater drug requirements for commercialization. We do not currently own or operate manufacturing facilities for the production of QINLOCK or any drug candidates that may be approved in the future. We rely on sole source third-party suppliers to manufacture and supply QINLOCK which may not be able to produce sufficient inventory to meet commercial demand in a cost-efficient, timely manner, or at all. Our third-party suppliers may not be required to, or may be unable to, provide us with any guaranteed minimum production levels or have sufficient dedicated capacity for our drug. As a result, there can be no assurances that we will be able to obtain sufficient quantities of QINLOCK or any drug candidates that may be approved in the future, which could have a material adverse effect on our business as a whole.

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

Our ability to successfully commercialize QINLOCK and other drug candidates also will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers, and other organizations. Government authorities and other third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. The availability of coverage and extent of reimbursement by governmental and private payors is essential for most patients to be able to afford treatments. Sales of these or other drug candidates that we may identify will depend substantially, both domestically and abroad, on the extent to which the costs of our drug and drug candidates will be paid by health maintenance, managed care, pharmacy benefit, and similar healthcare management organizations, or reimbursed by government health administration authorities, private health coverage insurers, and other third-party payors. If coverage and adequate reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize our drug or drug candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment.
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
There has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. Specifically, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several United States Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, and review the relationship between pricing and manufacturer patient programs. The Inflation Reduction Act of 2022, or IRA, includes several provisions that may impact our business to varying degrees, including provisions that reduce the out-of-pocket spending cap for Medicare Part D beneficiaries from $7,050 to $2,000 starting in 2025, thereby effectively eliminating the coverage gap; impose new manufacturer financial liability on certain drugs under Medicare Part D; allow the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition; require companies to pay rebates to Medicare for certain drug prices that increase faster than inflation; and delay until January 1, 2032 the implementation of the HHS rebate rule that would have limited the fees that pharmacy benefit managers can charge. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one orphan designation and for which the only approved indication is for that disease or condition. If a product receives multiple orphan designations or has multiple approved indications, it may not qualify for the orphan drug exemption. The implementation of the IRA is currently subject to ongoing litigation challenging the constitutionality of the IRA's Medicare drug price negotiation program. The full effects of the IRA on our business and the healthcare industry in general is not yet known.
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
Inadequate funding for the FDA, the SEC, and other government agencies, including from government shutdowns, or other disruptions to these agencies’ operations, could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.
The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, the ability to hire and retain key personnel and the acceptance of user fees payments, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. If a prolonged government shutdown occurs, if the FDA is required to furlough review staff or necessary employees, or if the agency operations are otherwise impacted, it could significantly affect the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.
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
Undesirable side effects caused by QINLOCK or any current drug candidates, such as vimseltinib and DCC-3116, or future approved drugs could limit the commercial profile of such drug or result in significant negative consequences such as a more restrictive label or other limitations or restrictions. In addition, undesirable side effects caused by our drug candidates could cause us or regulatory authorities to interrupt, delay, or halt non-clinical studies and clinical trials or could result in a more restrictive label or the delay, or denial of regulatory approval by the FDA, the EMA, or other regulatory authorities.
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
In the EU and the U.K., we may also face particular privacy, data security, and data protection risks in connection with requirements of the General Data Protection Regulation (EU) 2016/679 (GDPR), the GDPR as it existed on December 31, 2020 but subject to certain U.K. specific amendments incorporated into U.K. law on January 1, 2021 under the U.K. GDPR and other data protection requirements. The GDPR applies to any company established in the EU as well as to those outside the EU if they collect and use personal data in connection with the offering of goods or services to individuals in the EU or the monitoring of their behavior. We currently conduct clinical trials and engage in regulatory and commercial operations in the EEA and the U.K. As a result, we are subject to additional privacy laws, including the GDPR and U.K. GDPR (collectively referred to as "GDPR"). The GDPR imposes a broad range of data protection obligations on companies subject to the GDPR, including, for example, imposing obligations on companies around how they process personal data, stricter requirements relating to processing health and other sensitive data, ensuring there is a legal basis to justify the processing of personal data, stricter requirements relating to obtaining consent of individuals, expanded disclosures about how personal information is to be used, limitations on retention of information, mandatory data breach notification requirements, implementing safeguards to protect the security and confidentiality of personal data, taking certain measures on engagement with third parties, restrictions on transfers outside of the EU to third countries deemed to lack adequate privacy protections (such as the U.S.), and has created onerous new obligations and liabilities on services providers or data processors. Non-compliance with the GDPR may result in monetary penalties of up to €20 million or 4% of worldwide revenue, whichever is higher. Moreover, data subjects can claim damages resulting from infringement of the GDPR. The GDPR further grants non-profit organizations the right to bring claims on behalf of data subjects. The GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of personal data, such as healthcare data or other sensitive information, could greatly increase our cost of providing our products and services or even prevent us from offering certain services in jurisdictions that we may operate in. The GDPR may increase our responsibility and liability in relation to personal data that we process where such processing is subject to the GDPR, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, including as implemented by individual countries. Compliance with the GDPR will be a, rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European activities.
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
In addition, we must also ensure that we maintain adequate safeguards to enable the transfer of personal data outside of the EEA or the U.K., in particular to the U.S., in compliance with EEA and U.K. data protection laws . We expect that we will continue to face uncertainty as to whether our efforts to comply with our obligations under European privacy laws will be sufficient. In some cases, we rely upon the recently updated standard contractual clauses (new standard contractual clauses) to legitimize transfers of personal data out of the EEA from controllers or processors established outside the EEA (and not subject to the GDPR). Transition to the new standard contractual clauses requires significant effort and cost particularly given the burdensome requirements of transfer impact assessments and the substantial obligations that the new standard contractual clauses impose upon exporters. The U.K. is not subject to the EC's new standard contractual clauses but has published its own transfer mechanism, the International Data Transfer Agreement, which enables transfers from the U.K. On June 28, 2021, the EC announced a decision of "adequacy" concluding that the U.K. ensures an equivalent level of data protection to the GDPR, which provides some relief regarding the legality of continued personal data flows from the EEA to the U.K. Some uncertainty remains, however, as this adequacy determination must be renewed after four years and may be modified or revoked in the interim. The U.K. Government has confirmed that transfers from the U.K. to the EEA may currently continue to flow freely. Changes with respect to any of these matters may lead to additional costs and increase our overall risk exposure. The EU and U.S. have adopted its adequacy decision for the EU U.S. Data Privacy Framework ("Framework"), which enters into force on July 11, 2023 This Framework provides that the protection of personal data transferred between the EU and the U.S. is comparable to that offered in the EU. This provides a further avenue to ensuring transfers to the US are carried out in line with GDPR. The Framework could be challenged like its predecessor frameworks.
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
Our future operations will depend in large part on the efforts of our President and Chief Executive Officer, Steven L. Hoerter. In addition, we are highly dependent on the research, development, and management expertise of the other principal members of our executive team. Although we have entered into employment agreements with our executive officers, each of them may terminate their employment with us at any time.
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
Specifically, there are a large number of pharmaceutical and biotechnology companies developing or marketing treatments for cancer that would be competitive with QINLOCK and the drug candidates we are developing, if such drug candidates are approved. Many of these companies are developing cancer therapeutics that are also kinase inhibitors. Although there are currently marketed drugs that have activity in GIST through their targeting of primary and secondary KIT mutants, other than avapritinib for GIST PDGFRA exon 18 mutations only, no currently marketed drug directly targets certain secondary resistance mutations in KIT and PDGFRA, and no currently marketed drug provides coverage of all KIT and PDGFRA mutants. With respect to QINLOCK, there are a number of large pharmaceutical companies and biotechnology companies marketing small molecule drugs or biologic drugs for the treatment of GIST, including Blueprint Medicines Corporation, Novartis AG (Novartis), Pfizer and Bayer AG. We are also aware of pharmaceutical and biotechnology companies developing drugs for the treatment of GIST including AB Sciences S.A., Ascentage Pharma Group Inc. (APGI), Arog Pharmaceuticals, Inc. (Arog), Chia Tai Tianqing Pharmaceutical Group CO., LTD (CTTPG), Cogent Biosciences, Inc. (Cogent), Immunicum AB (Immunicum), Jiangsu HengRui, Inc. (Jiangsu), Ningbo Tai Kang Medical Technology Co. Ltd. (NTKMT), Novartis, Taiho Pharmaceutical Co. Ltd (Taiho), Theseus Pharmaceuticals, Inc., and IDRx, Inc. (IDRx). Several of these programs are in clinical studies, including but not limited to APGI, Arog, CTTPG, Cogent, Immunicum, Jiangsu, NTKMT, and IDRx. Further, there are numerous companies marketing or developing antibodies and small molecules targeting CSF1R for TGCT, including Abbisko Therapeutics Co., Ltd., AmMax Bio, Inc., Daiichi Sankyo Company, Limited, Dragonboat Biopharmaceutical Company Limited, HXPharma, SynOx Therapeutics Ltd, and HUTCHMED (China) Limited. These programs are also in clinical studies for TGCT. In addition, pexidartinib is the only FDA approved product, which is indicated for the treatment of adult patients with symptomatic TGCT associated with severe morbidity or functional limitations and not amenable to improvement with surgery. With respect to DCC-3116, an ULK inhibitor designed to address mutant RAS and RAF cancers being studied in a Phase 1/2 clinical study, we are aware of other companies that are advancing programs targeting ULK, including Erasca, Inc. (Erasca), Txinno Bioscience Inc., and Ailon Pharma Oy. With respect to DCC-3084, we are also aware of pharmaceutical and biotechnology companies developing pan-RAF development candidates, including Day One Biopharmaceuticals, Inc. (Day One), Jazz Pharma Pharmaceuticals, Inc. (Jazz Pharma), F. Hoffmann-La Roche AG (Roche), Kinnate Biopharma Inc. (Kinnate), Erasca, Pfizer, Black Diamond Therapeutics, Inc. (Black Diamond), BeiGene, Inc. (BeiGene) Nested Therapeutics, METiS Therapeutics (METiS), and Verastem, Inc. (Verastem). Several of these programs are in clinical studies, including but not limited to Day One, Jazz Pharma, Roche, Kinnate, Black Diamond, BeiGene, and Verastem.
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
Following the FDA approval of QINLOCK in May 2020, we commenced commercial sales of QINLOCK in the U.S. In addition, our partner, Zai, obtained regulatory approval to market QINLOCK in the PRC, Hong Kong, and Taiwan in 2021 and Macau and Singapore in 2023. Following EC approval in November 2021, we launched QINLOCK in Germany in January 2022 and have conducted the post-approval paid access program in France since April 2022. In addition, we plan to continue our geographic expansion of QINLOCK with commercial launches following the conclusion of pricing and reimbursement negotiations in other key European markets.
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
A cyberattack or similar incident could occur and result in information theft, data corruption, operational disruption, damage to our reputation, or financial loss. We are dependent on information technology systems and infrastructure, including mobile technologies, to operate our business. Our technologies, systems, networks, or other proprietary information, and those of our vendors, suppliers, and other business partners, may become the target of cyberattacks or information security compromises or breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss, or destruction of private, proprietary, and other information, or could otherwise lead to the disruption of our business operations. Cyberattacks are becoming more sophisticated and certain cyber incidents, such as surveillance, may remain undetected for an extended period and could lead to disruptions in critical systems or the unauthorized release of confidential or otherwise protected information. These events could lead to financial loss due to remedial actions, loss of business, disruption of operations, damage to our reputation, or potential liability, including litigation and regulatory investigations and enforcement actions. Our systems and insurance coverage for protecting against cybersecurity risks may not be sufficient. Furthermore, as cyberattacks continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerability to cyberattacks.

We are increasingly dependent on critical, complex, and interdependent information technology (IT) systems and data to operate our business. Any failure, inadequacy, interruption, or security lapse of that technology, including security attacks, incidents, and/or breaches, could harm our ability to operate our business effectively.
We have outsourced significant parts of our IT and business infrastructure to third-party providers, and we currently use these providers to perform business critical IT and business services for us. We are therefore vulnerable to cybersecurity attacks and incidents on the associated networks and systems, whether they are managed by us directly or by the third parties with whom we contract, and we have experienced and may in the future experience such cybersecurity threats and attacks. The risk of such threats and attacks continues to increase as we are now operating in a hybrid working environment, and sensitive data is accessed by employees working in less secure, home-based environments. The way we work continues to contain a significant remote component in most aspects of the business and we will continue to factor this into our cybersecurity risk management strategy. In addition, due to our reliance on third-party providers, we have experienced and may in the future experience interruptions, delays, or outages related to IT service availability due to a variety of factors outside of our control, including technical failures, natural disasters, fraud, or security vulnerabilities, compromises, or attacks experienced by or caused by these third-party providers. Interruptions in the service provided by these third-party providers could affect our ability to perform critical tasks.
As a global pharmaceutical company, our systems are subject to frequent cyber-attacks. Due to the nature of some of these attacks, there is a risk that they may remain undetected for a period of time. While we have invested in the protection of data and information technology, our efforts may not prevent service interruptions or security compromises, incidents, or breaches (e.g., ransomware or phishing or other social engineering schemes). Any such interruption, compromise, or breach of our systems or data could adversely affect our business operations and/or result in the loss of critical or sensitive protected information, including confidential information, personal information, or intellectual property, and could result in financial, legal, business, and reputational harm to us. We maintain cyber liability insurance; however, this insurance may not be sufficient to cover the financial, legal, business, or reputational losses that may result from an interruption, compromise, or breach of our systems.
Despite the implementation of security technical and organizational measures, our internal computer systems, and those of third parties with which we contract are vulnerable to damage from security incidents, compromises, breaches, and/or attacks (e.g., ransomware, computer viruses, worms, social engineering schemes, and other destructive or disruptive software), unauthorized access or misuse, natural disasters, terrorism, war, and telecommunication and electrical failures. System failures, accidents, or security attacks, compromises, and/or breaches of our systems or data could result in operational interruptions and/or a material disruption of our clinical and commercialization activities and business operations, in addition to possibly requiring substantial expenditures of resources to remedy. The loss, misuse, or compromised integrity of clinical trial data could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any systems disruptions, security compromises, security incidents, or security breaches were to result in a loss of, damage to, or compromised integrity of our data or applications, or inappropriate disclosure of protected information, including confidential, personal, or proprietary information, we could incur liability, and our product research, development, and commercialization efforts could be disrupted or delayed. In addition, we may not have adequate insurance coverage to provide compensation for any losses associated with such events.
We could be subject to risks caused by misappropriation, misuse, leakage, falsification, or intentional or accidental disclosure or loss of information maintained in the information systems and networks of our company, including protected information, such as personal information of our employees and personal health information of our patients. In addition, outside parties may attempt to penetrate our systems or those of our vendors or fraudulently induce our employees or employees of our vendors to disclose sensitive information to gain access to our systems and data. Like other companies, we have on occasion, and will continue to experience, threats to our data and systems, including malicious codes and viruses, and other security incidents, breaches, and attacks. The number and complexity of these threats continue to increase over time. Although we have experienced some of the events described above, to date, they have not had a material impact on our operations. Still, the occurrence of any of the events described above in the future could disrupt our business operations and result in enforcement actions or liability, including potential fines and penalties, claims for damages, and/or shareholder litigation.
Security incidents, compromises, and breaches could also include supply chain attacks which, if successful, could cause a delay in the manufacturing and/or distribution of our product or drug candidates. Our key business partners face similar risks, and any security breach or compromise of their systems or data could adversely affect our security posture. In addition, our increased use of cloud technologies could heighten these and other operational risks, and any failure by cloud technology service providers to adequately safeguard their systems and prevent cyber-attacks could disrupt our operations and result in misappropriation, corruption, or loss of protected information, including confidential, personal, or proprietary information.
Finally, as we increase our commercial activities and our brand becomes more widely known and recognized, we may become a more attractive target for malicious third parties. If a material breach of our security or that of our third-party providers occurs, the market perception of the effectiveness of our security measures could be harmed, we could lose business, and our reputation and credibility could be damaged. We could be required to expend significant amounts of money and other resources to repair or replace information assets, security controls, and/or information systems. We could also be required to change third-party providers and/or products at significant cost. Although we develop and maintain systems and controls designed to prevent these events from occurring, and we have a process to identify and mitigate threats, the development and maintenance of these systems, controls, and processes is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. Moreover, despite our efforts, the possibility of these events occurring cannot be eliminated entirely. Any breach or compromise of our security measures by third-party actions, employee negligence, misconduct, and/or error, malfeasance, defects, or compromise of the confidentiality, integrity, or availability of our data could result in:
•severe harm to our reputation or brand, or a material and adverse effect on the overall market perception of our technical and organizational measures to protect the confidentiality, integrity, and availability of our information;
•individual and/or class action lawsuits, which could result in financial judgments against us potentially causing us to incur legal fees and costs;
•legal or regulatory investigations and enforcement action, which could result in fines and/or penalties and which would cause us to incur legal fees and costs; and/or
•additional costs associated with responding to business interruption or security incidents, compromises, and/or breaches, such as investigative and remediation costs, the costs of providing individuals and/or data owners with notice of the breach, legal fees, the costs of any additional fraud or cyber detection activities, or the costs of prolonged system disruptions or shutdowns.
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
Social media is increasingly being used to communicate about our drug, clinical development programs, and the diseases our drug and drug candidates are being developed to treat. We are utilizing what we believe is appropriate social media in connection with our commercialization efforts for QINLOCK and we intend to do the same for our future products, if approved. Social media practices in the biopharmaceutical industry continue to evolve and regulations relating to such use are not always clear. This evolution creates uncertainty and risk of noncompliance with regulations applicable to our business, resulting in potential regulatory actions against us. For example, patients may use social media channels to comment on their experience in an ongoing clinical study or to report an alleged adverse event. When such disclosures occur, there is a risk that we fail to monitor and comply with applicable adverse event reporting obligations or we may not be able to defend our business or the public's legitimate interests in the face of the political and market pressures generated by social media due to restrictions on what we may say about our investigational products. There is also a risk of inappropriate disclosure of sensitive information or negative or inaccurate posts or comments about us on any social networking website. If any of these events were to occur or we otherwise fail to comply with applicable regulations, we could incur liability, face regulatory actions, or incur other harm to our business.

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
An outbreak of any highly infectious or contagious diseases, could seriously harm our research, development, and commercialization efforts, increase our costs and expenses and have a material adverse effect on our business, financial condition, and results of operations.
Broad-based business or economic disruptions could adversely affect our ongoing or planned research and development and commercialization activities. For example, in December 2019, an outbreak of a novel strain of coronavirus spread to the majority of countries around the world, including the U.S. The extent to which an outbreak of any highly infectious or contagious diseases, such as COVID-19, impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity, and duration of the pandemic, actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others.

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
In addition, although we plan to enter into an agreement to validate or develop a companion diagnostic for potential FDA clearance or approval and use in potential marketing and commercialization, we may experience delays in reaching, or fail to reach, agreement on acceptable terms for these services. Companion diagnostic tests are subject to regulation as medical devices and must themselves be cleared or approved for marketing by the FDA or certain other foreign regulatory agencies specifically for use with QINLOCK before we may commercialize QINLOCK in the sub-group we intend to study. We or any third parties whom we engage to validate or develop a companion diagnostic may not be able to validate or develop one that meets such requirements on a timely basis or at all.
Clinical drug development involves a lengthy and expensive process. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our drug and drug candidates.
We currently have several drug candidates in varying stages of clinical development, including vimseltinib and DCC-3116, and the risk of failure is high. We are unable to predict when or if any of our drug candidates will prove effective or safe in humans or will obtain marketing approval. Before obtaining marketing approval from regulatory authorities for the sale of any drug candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our drug candidates in humans. Clinical testing is expensive, difficult to design and implement, and can take many years to complete and is uncertain as to the outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, interim or preliminary results of a clinical trial do not necessarily predict final results, and results for one indication may not be predictive of the success in additional indications. In particular, the small number of patients in our early clinical trials may make the results of these trials less predictive of the outcome of later clinical trials. For example, in November 2021, we announced that the INTRIGUE study did not meet the primary endpoint of improved PFS compared with the standard of care sunitinib despite initially observing encouraging preliminary data in our Phase 1 study of QINLOCK in second-line GIST. Such factors also apply to the earlier-stage trials for our drug candidates, including the Phase 1/2 study of DCC-3116.
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
If we experience delays or difficulties in the enrollment of patients in clinical trials, including in our ongoing Phase 3 INSIGHT study and Phase 1/2 study of DCC-3116, our receipt of necessary marketing approvals could be delayed or prevented.
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
We currently have no products that are approved for sale with the exception of QINLOCK for the treatment of fourth-line advanced GIST. All of our drug candidates, including vimseltinib and DCC-3116, are still in varying stages of clinical development. In August 2023, we also announced that we opened the first sites for enrollment in our Phase 3 INSIGHT study of QINLOCK versus sunitinib in second-line GIST patients with mutations in KIT exon 11 and 17/18.
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
Our ability to generate continued product revenues will depend heavily on the successful development and commercialization of our approved drug and drug candidates, if approved. Our success in the development of our approved drug and drug candidates will depend on several factors, including the following:
•successful completion of preclinical studies and clinical trials, including our ongoing Phase 3 INSIGHT study of QINLOCK;
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
We may not be able to obtain or retain orphan drug exclusivity for our drug or drug candidates.
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
Investment in pharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We were formed and commenced operations in 2003. Other than QINLOCK, we have no approved products for commercial sale and have not generated sufficient revenue to result in a profit from product sales. We continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we have never been profitable and have incurred losses in each year since inception. For the nine months ended September 30, 2023 and the year ended December 31, 2022, we reported net losses of $147.8 million and $178.9 million, respectively. As of September 30, 2023, we had an accumulated deficit of $1.4 billion.
Since our inception, we have focused substantially all of our efforts and financial resources on developing our proprietary compound library, including, without limitation, the preclinical and clinical development of QINLOCK and our drug candidates and, more recently, establishing a commercial infrastructure. On May 15, 2020, QINLOCK was approved by the FDA for the treatment of adult patients with advanced GIST who have received prior treatment with three or more kinase inhibitors, including imatinib. Except for QINLOCK, all of our drug candidates, including vimseltinib and DCC-3116, are still in clinical stages of development. To date, we have not generated sufficient revenue to result in a profit from the product sales of QINLOCK and have funded our operations primarily with proceeds from the sales of our common stock in public offerings and under the Sales Agreement, sales of preferred shares, proceeds from the issuance of convertible notes, payments received under a concluded collaboration agreement, upfront and milestones received under our license agreement with Zai, borrowings under a repaid construction loan, and research and development grants from the Kansas Bioscience Authority. Since our inception, we received an aggregate of $1.6 billion in net proceeds from such transactions. As of September 30, 2023, our cash, cash equivalents, and marketable securities were $376.9 million.
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
•successfully complete our Phase 3 INSIGHT study of QINLOCK, advance our DCC-3116 program through clinical development, and nominate additional drug candidates from our switch control inhibitor platform;
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
We have a limited operating history, have not successfully completed late-stage clinical trials for any drug candidate other than QINLOCK and vimseltinib, and have not generated sufficient revenue to result in a profit from product sales or profits from our operations. We may never achieve or sustain profitability.
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
We have not yet demonstrated our ability to complete Phase 3 clinical trials other than for QINLOCK for the treatment of fourth-line GIST and vimseltinib for the potential treatment of TGCT, or the ability to complete the development of any companion diagnostic tests, and we have not generated sufficient revenue to result in a profit from product sales or our operations. Consequently, we may never achieve or sustain profitability and any predictions you make about our future success or viability may not be as accurate as they could be if we had an operating history with these activities.

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
We believe that our cash, cash equivalents, and marketable securities as of September 30, 2023, together with anticipated product, royalty, and supply revenues, but excluding any potential future milestones received under our collaboration or license agreements will enable us to fund our operating expenses and capital expenditure requirements into 2026. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.
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
As of September 30, 2023, our executive officers and directors, combined with our stockholders who own more than 10% of our outstanding capital stock, beneficially own shares, in the aggregate, representing approximately 32% of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to exert significant influence over all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would have significant influence over the election of directors and approval of any merger, consolidation, or sale of all or substantially all of our assets. This concentration of ownership control may:
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
Our stock price is likely to be volatile. The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. Our common stock is currently quoted on the Nasdaq Global Select Market under the symbol "DCPH." Since our common stock began trading on the Nasdaq Global Select Market on September 28, 2017, our stock has traded at prices as low as $6.51 per share and as high as $71.11 per share through September 30, 2023. Market prices for our common stock will be influenced by a number of factors, including:
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
We have in the past, currently have, and may in the future, seek third-party licensees and/or collaborators for the development and commercialization of certain approved drugs or drug candidates on a selective basis. Our likely licensees and/or collaborators for any arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies, and biotechnology companies. For example, in 2019, we licensed QINLOCK for development and commercialization in Greater China to Zai, a China and U.S.-based commercial stage biopharmaceutical company. Zai received regulatory approval to market QINLOCK in the PRC, Hong Kong, and Taiwan in 2021 and Macau and Singapore in 2023. We will not derive product revenue from Zai's sales of QINLOCK in Greater China and will in return for the license rights granted receive specified payments in the form of an upfront payment, certain milestone payments, if achieved, and royalties on the licensee's sales of QINLOCK in Greater China during a specified period. In addition, our clinical development plan for DCC-3116 will initially focus on combination strategies for patients with documented RAS and RAF cancer mutations. We currently have and may in the future choose to enter into collaboration arrangements with other pharmaceutical companies for arrangements with DCC-3116.

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
Moreover, our ability to protect and enforce our intellectual property rights may be adversely affected by unforeseen changes in foreign intellectual property laws. Additionally, laws of some countries outside of the U.S. and Europe do not afford intellectual property protection to the same extent as the laws of the U.S. and Europe. Many companies have encountered significant problems in protecting and defending intellectual property rights in certain foreign jurisdictions. The legal systems of some countries, including India, China, and Russia do not favor the enforcement of patents and other intellectual property rights, particularly those relating to biotechnology products and/or intellectual property rights owned by U.S. entities, which could make it difficult for us to stop the infringement, misappropriation, or other violation of our patents or other intellectual property rights. For example, many foreign countries have compulsory licensing laws under which a patent owner must grant licenses to third parties. Consequently, we may not be able to prevent third parties from practicing our inventions in certain countries outside the U.S. and Europe. In addition, many countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of such patent. If we are forced to grant a license to third parties with respect to any patents relevant to our business, our competitive position may be impaired, and our business, financial condition, results of operations, and prospects may be adversely affected.
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
Given the amount of time required for the development, testing, and regulatory review of new drug candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. Depending upon the timing, duration, and other factors relating to any FDA marketing approval we receive for our approved drug or any of our drug candidates, one or more of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Act. A patent term extension application was granted in the U.S. on a patent covering QINLOCK and we expect to seek extensions of patent terms in the U.S. for other drug candidates and, if available, in other countries where we are prosecuting patents. In the U.S., the Hatch-Waxman Act permits a patent term extension of up to five years beyond the normal expiration of the patent as compensation for patent term lost during the regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended, and the application for the extension must be submitted prior to the expiration of the patent. However, the applicable authorities, including the FDA and the USPTO in the U.S., and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available for our patents, may refuse to grant extensions to our patents, or may grant more limited extensions than we request. We may not be granted an extension because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents, or otherwise failing to satisfy applicable requirements. If we are unable to obtain patent term extension or the term of any such extension is less than we request, our competitors and other third parties may be able to obtain approval of competing products following our patent expiration and take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case. Any of the foregoing would have a material adverse effect on our business, financial condition, results of operations, and prospects.
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
The U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. Additionally, there have been recent proposals for additional changes to the patent laws of the U.S. and other countries that, if adopted, could impact our ability to enforce our proprietary technology. Depending on future actions by the United States Congress, the United States courts, the USPTO, and the relevant law-making bodies in other countries, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
No Rule 10b5-1 plans or non-Rule 10b5-1 trading arrangements were adopted, modified, or terminated by officers or directors of the Company, nor were there any material changes to the procedures by which security holders may recommend nominees to the Company's board of directors, during the quarter ended September 30, 2023.
Item 6.    Exhibits.

Exhibit Number	Description
2.1
Reorganization Agreement and Plan of Merger by and among the Registrant, Deciphera Pharmaceuticals, LLC and the other parties named therein, dated October 2, 2017. (Incorporated by reference to Exhibit 2.1 to the Registrant's Quarterly Report on Form 10-Q filed on November 14, 2017) (1).

3.1	Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on October 5, 2017).

3.2	Amended and Restated By-laws of the Registrant (Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on June 12, 2020).

10.1*	Transition Agreement between Deciphera Pharmaceuticals, LLC and Daniel L. Flynn, Ph.D., dated August 1, 2023.

10.2*	Consulting Agreement between Deciphera Pharmaceuticals, LLC and Daniel L. Flynn, Ph.D., dated August 1, 2023

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
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

DECIPHERA PHARMACEUTICALS, INC.

Date: October 30, 2023	By:	/s/ Thomas P. Kelly
Thomas P. Kelly Chief Financial Officer (Principal Financial and Accounting Officer)