Form 10-K
period 2023-12-31
Deciphera Pharmaceuticals, Inc.
filed 2024-02-07
CIK 1654151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
FORM 10-K
______________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No ☒
As of June 30, 2023, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of Common Stock held by non-affiliates of the registrant computed by reference to the price of the registrant's Common Stock (based on the last reported sale price on the Nasdaq Global Select Market as of June 30, 2023) was $777,074,060. As of January 31, 2024, there were 80,800,062 shares of Common Stock, $0.01 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for its 2024 Annual Meeting of Stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant's fiscal year ended December 31, 2023, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Deciphera Pharmaceuticals, Inc.

SUMMARY OF MATERIAL RISKS ASSOCIATED WITH OUR BUSINESS
Our business is subject to numerous risks and uncertainties that you should be aware of before making an investment decision. These risks include, but are not limited to, the following:
•There is no assurance that our commercialization efforts with respect to QINLOCK® (ripretinib), referred to as QINLOCK, including, without limitation, our launch of QINLOCK in the EU4 (Germany, France, Italy, and Spain) and the United Kingdom (U.K.), which we refer to as key European markets, will be successful or that we will be able to generate revenues at the levels or on the timing we expect, or at levels or on the timing necessary to support our goals.
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
•If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals for our drug and drug candidates, including vimseltinib, and, if applicable, including by a third party, for any related companion diagnostic tests, or if we experience a delay in drug supply, we will not be able to commercialize our drug candidates or continue our geographic expansion of QINLOCK, and our ability to generate revenue will be materially impaired.
•Manufacturing pharmaceutical products is complex and subject to product loss for a variety of reasons. We contract with third parties for the manufacture of our drug candidates for preclinical testing, clinical trials, and for the manufacture of QINLOCK. Our reliance on sole source third-party suppliers could harm our ability to commercialize QINLOCK or any drug candidates that may be approved in the future.
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
•We or the third parties upon whom we depend may be adversely affected by natural disasters or global health crises, including our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.
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
•the timing or likelihood of regulatory actions, filings, and approvals for our current and future drug candidates, including our ability to obtain and maintain regulatory approval for QINLOCK or obtain and maintain regulatory approval for vimseltinib, or any of our current or future drug candidates, and any related restrictions, limitations, and/or warnings in the label of QINLOCK or any of our current or future drug candidates that may receive marketing approval;
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
•the accuracy of our estimates regarding expenses, future revenues, capital requirements, use of proceeds, and need for additional financing; and
•the impact of global economic and political developments on our business, including high inflation and capital market disruptions, the Ukraine-Russia and Israel-Hamas wars, economic sanctions and economic slowdowns or recessions, including any that may result from such developments and the COVID-19 pandemic or other public health concern, which could harm our commercialization efforts for QINLOCK as well as the value of our common stock and our ability to access capital markets.
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
ITEM 1.    BUSINESS
Overview
We are a biopharmaceutical company focused on discovering, developing, and commercializing important new medicines to improve the lives of people with cancer. Leveraging our proprietary switch-control kinase inhibitor platform and deep expertise in kinase biology, we design kinase inhibitors to target the switch pocket region of the kinase with the goal of developing potentially transformative medicines. Through our patient-inspired approach, we seek to develop a broad portfolio of innovative medicines to improve treatment outcomes. QINLOCK, our switch-control tyrosine kinase inhibitor, was discovered using our proprietary drug discovery platform and designed for the treatment of GIST. QINLOCK is approved in Australia, Canada, China, the European Union (EU), Hong Kong, Iceland, Israel, Liechtenstein, Macau, New Zealand, Norway, Singapore, Switzerland, Taiwan, the U.K., and the U.S. for the treatment of fourth-line GIST. We wholly own QINLOCK and all of our drug candidates with the exception of a development and commercialization out-license agreement for QINLOCK in Greater China. In addition to QINLOCK, we have developed a robust pipeline of novel drug candidates using our switch-control kinase inhibitor platform, including vimseltinib and DCC-3116.
Platform Development and Pipeline – Switch-Control Kinase Inhibition
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
In addition to QINLOCK, our platform also enabled the discovery and development of vimseltinib, our inhibitor of the colony stimulating factor 1 receptor (CSF1R) kinase for the potential treatment of TGCT, and DCC-3116, our Phase 1/2 inhibitor of ULK kinases being developed to inhibit autophagy, which is a key process used by cancers for survival and resistance to a variety of anti-tumor therapeutics.
We are also making a focused investment in our next generation of research programs, which are designed to provide first-in-class or best-in-class treatments using our proprietary switch-control inhibitor platform which includes DCC-3084 and DCC-3009.

Our Strategy
Our objective is to discover, develop, and commercialize important new medicines to improve the lives of people with cancer. The principal components of our strategy include:
• With respect to QINLOCK,
◦Build on our successful commercialization in fourth-line GIST in the U.S., where we believe we are the standard of care;
◦Continue our geographic expansion in fourth-line GIST in European and international markets, while working to provide access to QINLOCK to eligible patients in other countries around the world through other channels; and
◦Expand the market opportunity for QINLOCK through our pivotal Phase 3 INSIGHT study in second-line GIST patients with mutations in KIT exon 11 and 17/18.
•With respect to vimseltinib,
◦Rapidly seek approval, and continue commercial preparations, for vimseltinib as a potential therapy for the treatment of TGCT, and leverage potential synergies and experience we have gained from QINLOCK towards this second drug candidate to prepare for a potential launch, if approved; and
◦Initiate a Phase 2 study of vimseltinib for the potential treatment of chronic graft-versus-host disease (cGVHD), subject to the U.S. Food and Drug Administration (FDA) feedback.
•Develop DCC-3116, our inhibitor of ULK kinase, which is currently being studied in a Phase 1/2 study for the potential treatment of advanced or metastatic solid tumors with mutations in the RAS/MAPK pathway and select a recommended Phase 2 dose for potential expansion cohort(s) to maximize the potential of DCC-3116, subject to favorable data.
•Develop DCC-3084, our pan-RAF inhibitor, for which we submitted an IND to FDA in the fourth quarter of 2023 and plan to initiate a Phase 1 study in the first half of 2024.
•Develop DCC-3009, our next generation KIT inhibitor, for which we plan to submit an IND to the FDA in the first half of 2024 and initiate a Phase 1 study in the second half of 2024, each subject to FDA feedback.
•Continue to advance our discovery efforts using our switch-control kinase inhibitor platform.
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
Our proprietary switch-control kinase inhibitor platform includes a library of drug-like, switch-control kinase compounds. We have determined and assessed more than 200 co-crystal structures where our compounds are bound into the switch regions of specific kinases. We use this information to identify and optimize candidate molecules. By directly targeting the switch pocket or other regions that control switch regulation/activation, we believe we can design inhibitors that will be broadly active against the target kinase, covering both wild-type and many or all of the known mutant or amplified forms, or spectrum-selective towards several chosen kinases.
Using our switch-control kinase inhibitor platform, we have developed a diverse pipeline of differentiated, orally administered drug candidates that include our approved drug, QINLOCK, and two clinical-stage agents, vimseltinib and DCC-3116, and ongoing research-stage programs, including our pan-RAF inhibitor, DCC-3084, and our next generation KIT inhibitor, DCC-3009. Our switch-control kinase inhibitors are designed to interact at a molecular level that is distinct from other kinase inhibitors and are designed to generate higher and more durable rates of response. We believe our drug candidates may contribute to higher activity than currently available kinase inhibitors.
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

Our Drug and Drug Candidates
We are leveraging our proprietary switch-control kinase inhibitor platform to develop a pipeline of highly selective, potent small molecule drug candidates that are designed to directly inhibit kinases implicated in the growth and spread of tumors. Our platform allows us to rapidly identify new drug candidates to enter preclinical development. We wholly own QINLOCK and all of our drug candidates with the exception of a development and commercialization out-license agreement for QINLOCK in Greater China, including the lead programs summarized in the following figure. Our research-stage programs are also wholly-owned:
Notes: ISR=Integrated Stress Response; BRAF=proto-oncogene b-RAF; CSF1R=colony-stimulating factor 1 receptor; EGFR=epidermal growth factor receptor; GCN2=general control nonderepressible 2; GIST=gastrointestinal stromal tumor; G12C=single point mutation with a glycine-to-cysteine substitution at codon 12; KIT=KIT proto-oncogene receptor tyrosine kinase; RAF=rapidly accelerated fibrosarcoma; RAS=rat sarcoma gene; TGCT=tenosynovial giant cell tumor; cGVHD=chronic graft versus host disease; IND=Investigational New Drug. ULK=unc-51-like autophagy-activating kinase; (1) Exclusive development and commercialization license with Zai Lab in Greater China for QINLOCK; (2) The patient population for the INSIGHT study consists of second-line GIST patients with mutations in KIT exon 11 and 17 and/or 18 and the absence of mutations in KIT exon 9, 13, and/or 14 (also referred to as KIT exon 11 + 17/18 patients); (3) The Company expects to submit a New Drug Application (NDA) to the U.S. Food and Drug Administration (FDA) for vimseltinib for the treatment of patients with TGCT in 2Q 2024 and a Marketing Authorisation Application (MAA) to the European Medicines Agency in 3Q 2024.
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
Following the Phase 3 INVICTUS study of QINLOCK in fourth-line GIST which met its primary endpoint of improved progression-free survival (PFS) versus placebo, on May 15, 2020, QINLOCK was approved by the FDA for the treatment of adult patients with advanced GIST who have received prior treatment with three or more kinase inhibitors, including imatinib. Following FDA approval of QINLOCK, in May 2020, we commenced sales and marketing of QINLOCK in the U.S.
In 2020, QINLOCK was also approved for the treatment of fourth-line GIST in Canada and Australia. In November 2020, we announced that we had entered into exclusive distribution agreements for QINLOCK in Canada, Israel, Australia, New Zealand, Singapore, Malaysia, and Brunei. In November 2021, we announced that the European Commission (EC) approved QINLOCK in the EU for the treatment of adult patients with GIST who have received prior treatment with three or more kinase inhibitors, including imatinib. The EC decision is applicable to all 27 EU member states plus Iceland, Norway, and Liechtenstein. In 2021, QINLOCK was also approved for the treatment of fourth-line GIST in Switzerland and the U.K. QINLOCK was approved for the treatment of fourth-line GIST in New Zealand in 2022 and Israel, Macau, and Singapore in 2023. In January 2024, we announced that we had entered into an exclusive distribution agreement for QINLOCK in Poland, Czech Republic, Greece, Republic of Cyprus, Malta, Hungary, Romania, Slovenia, Bulgaria, Slovakia, Croatia, Estonia, Lithuania, and Latvia as member states of the EU (Central and Eastern Europe or CEE).
In June 2019, we entered into a license agreement with Zai Lab (Shanghai) Co. Ltd. (Zai) (such agreement, the Zai License Agreement) pursuant to which we granted Zai exclusive rights to develop and commercialize QINLOCK, including certain follow-on compounds (the Licensed Products) in Greater China. QINLOCK was approved for the treatment of adult patients with advanced GIST who have received prior treatment with three or more kinase inhibitors, including imatinib by the China National Medical Products Administration (China NMPA) and the Taiwan Food and Drug Administration in 2021 and the Macau Institute for Pharmaceutical Supervision and Administration in 2023. In 2021, the Hong Kong Department of Health approved QINLOCK in Hong Kong for the treatment of adult patients with advanced GIST who have received prior treatment with imatinib, sunitinib, and regorafenib.
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
In January 2023, we announced findings from an exploratory circulating tumor DNA (ctDNA) analysis from the Phase 3 INTRIGUE study demonstrating substantial clinical benefit of QINLOCK in second-line GIST patients with mutations in KIT exon 11 and 17/18. In August 2023, we announced that we opened the first sites for enrollment in the INSIGHT study of QINLOCK versus sunitinib in this patient population. In 2024, we plan to continue to enroll the INSIGHT pivotal Phase 3 study in second-line GIST patients with mutations in KIT exon 11 and 17/18.
In March 2023, we announced that QINLOCK has been included in the latest National Comprehensive Cancer Network® (NCCN) Clinical Practice Guidelines in Oncology as a preferred regimen for second-line GIST patients intolerant to sunitinib. We also announced that the FDA granted Breakthrough Therapy Designation (BTD) for QINLOCK for the treatment of adult patients with unresectable or metastatic GIST who received prior treatment with imatinib, and who harbor a KIT exon 11 mutation and co-occurring KIT exon 17 and/or 18 mutations.
Following QINLOCK’s EC approval in fourth-line GIST in November 2021, we have focused our direct commercial efforts in key European markets. We launched QINLOCK in Germany in 2022 and Italy in 2023, and have conducted the post-approval paid access program (AP2) program in France since 2022. In 2024, we plan to continue the geographic expansion of QINLOCK with planned commercial launches following conclusion of pricing and reimbursement negotiations in additional European and international markets. We also plan to provide access to QINLOCK to fourth-line GIST patients in additional countries through other channels with distribution arrangements.
Market Opportunity in GIST
GIST is the most common sarcoma of the gastrointestinal tract and is commonly localized to the stomach and small intestine. GIST can occur at any age, but is more common in individuals aged over 50 years. According to the American Cancer Society, in 2020 approximately 4,000 to 6,000 patients were newly diagnosed with GIST in the U.S. Estimates for 5-year survival range from 52% to 95% depending upon the stage of the disease at diagnosis.
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
Clinical Development of QINLOCK
Phase 3 INVICTUS Study in Fourth-Line and Fourth-Line Plus GIST; QINLOCK: A Broad Spectrum Inhibitor in Fourth-Line and Fourth-Line Plus GIST
The Phase 3 INVICTUS study was an international, multicenter, randomized, double-blind, placebo-controlled trial to evaluate the safety, tolerability, and efficacy of QINLOCK compared to placebo in patients with advanced GIST whose previous therapies have included at least imatinib, sunitinib, and regorafenib. The primary efficacy endpoint is PFS based on disease assessment by blinded independent central review (BICR) using modified Response Evaluation Criteria In Solid Tumors (RECIST) version 1.1 criteria. The key secondary endpoint is ORR based on BICR. Additional secondary endpoints include overall survival (OS), time to progression, time to best response, PFS by investigator assessment, quality of life, and safety.
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
For the key secondary endpoint of objective response rate (ORR) as determined by BICR using modified RECIST, QINLOCK demonstrated an ORR of 9.4% compared with 0% for placebo (p-value=0.0504), which was not statistically significant. As of the cutoff date of May 31, 2019, the median duration of response had not been reached with seven of the eight patients still responding to treatment. All responders had PRs.
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
Among the 43 patients in the QINLOCK arm who dose escalated, initial median PFS, or mPFS1, was 4.6 months (95% CI 2.7–6.4) and the subsequent median PFS, or mPFS2, from the day of dose escalation to second disease progression or death was 3.7 months (95% CI 3.1–5.3). The ratio of mPFS2/mPFS1 was 80%. Median OS was 18.4 months in patients randomized to QINLOCK 150 mg QD with progressive disease and who dose escalated to 150 mg BID (n=43) and 14.2 months in those randomized to QINLOCK 150 mg QD with progressive disease and not dose escalating (n=22) (HR 0.74, 95% CI 0.37–1.49). QINLOCK 150 mg BID was well tolerated with a similar safety profile to QINLOCK 150 mg QD, with new or worsening Grade 3–4 TEAEs of anemia in 6 (14%) and abdominal pain in 3 (7%) patients. In addition, in January 2022, we announced that the NCCN Clinical Practice Guidelines for GIST now includes the use of QINLOCK 150 mg twice daily (BID) after disease progression if previously treated with QINLOCK 150 mg once daily in fourth-line GIST patients.
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
In December 2018, we initiated the pivotal Phase 3 INTRIGUE study.
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
Results from ctDNA Analysis from the Phase 3 INTRIGUE Study in Second-Line GIST Patients with Mutations in KIT Exon 11 and 17/18
In January 2023, we announced findings of an exploratory analysis using ctDNA from the Phase 3 INTRIGUE study of QINLOCK. An exploratory objective in the Phase 3 INTRIGUE study in GIST patients previously treated with imatinib was to evaluate anti-tumor efficacy of QINLOCK according to baseline KIT primary and secondary mutation status. Baseline peripheral whole blood was analyzed by Guardant360, a 74-gene ctDNA next-generation sequencing liquid biopsy assay.
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
(1) Data cutoff date of September 1, 2022.
Phase 3 INSIGHT Study in Second-Line GIST Patients with Mutations in KIT Exon 11 and 17/18
In August 2023, we announced that we opened the first sites for enrollment in the pivotal Phase 3 INSIGHT study of QINLOCK versus sunitinib in second-line GIST patients with mutations in KIT exon 11 and 17/18. The Phase 3 INSIGHT study is a randomized, global, multicenter, open-label study to evaluate the efficacy and safety of QINLOCK compared to sunitinib in patients with GIST previously treated with imatinib with mutations in KIT exon 11 and 17 and/or 18 and the absence of mutations in KIT exon 9, 13, and/or 14. In the study, 54 patients will be randomized 2:1 to either QINLOCK 150 mg once daily or sunitinib 50 mg once daily for four weeks followed by two weeks without sunitinib. The primary endpoint will be PFS as determined by independent radiologic review using modified RECIST criteria. Secondary endpoints include ORR as determined by independent radiologic review using mRECIST 1.1 criteria and OS. Patients randomized to the sunitinib arm may crossover to the QINLOCK arm after progressive disease. In 2024, we plan to continue to enroll the INSIGHT pivotal Phase 3 study in second-line GIST patients with mutations in KIT exon 11 and 17/18.
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

We are currently studying vimseltinib in the pivotal Phase 3 study in patients with TGCT. The MOTION study is a two-part, randomized, double-blind, placebo-controlled study of vimseltinib to assess the efficacy and safety in patients with TGCT who are not amenable to surgery. In October 2023, we announced positive top-line data from the MOTION study. We will continue to engage with regulatory authorities and expect to submit a New Drug Application (NDA) to the FDA in the second quarter of 2024 and a marketing authorization application (MAA) with the European Medicines Agency (EMA) in the third quarter of 2024 for vimseltinib for the treatment of patients with TGCT.
We are also conducting an international, multicenter, ongoing open-label Phase 1/2 study designed to evaluate the safety, efficacy, pharmacokinetics (PK), and pharmacodynamics (PD) of vimseltinib in patients with solid tumors and TGCT. In the Phase 2 expansion portion of the study, Cohort A includes TGCT patients with no prior anti-CSF1/CSF1R (previous therapy with imatinib or nilotinib is allowed) and Cohort B includes patients with prior anti-CSF1/CSF1R (previous therapy with imatinib or nilotinib alone is not allowed). In October 2023, we provided updated data from our Phase 1/2 study of vimseltinib in TGCT patients. The data demonstrated strong clinical benefit with best ORR of 72% (Phase 1) and 64% (Phase 2 Cohort A), an increasing median treatment duration of 25.1 months (Phase 1) and 21.0 months (Phase 2 Cohort A), and a favorable long-term safety profile with no evidence of cholestatic hepatotoxicity.
In November 2021, we announced that vimseltinib had been granted fast track designation by the FDA for the treatment of patients with TGCT who are not amenable to surgery.
In January 2023, we announced that we plan to initiate a Phase 2 study of vimseltinib for the potential treatment of cGVHD in the fourth quarter of 2024, subject to FDA feedback.
Market Opportunity in TGCT
TGCTs are a group of rare, locally aggressive tumors that involve the synovium, bursae, and/or tendon sheath. Although benign, these tumors can grow and cause damage to surrounding tissues and structures inducing pain, swelling, and limitation of movement of the joint. A genetic translocation in certain cells within the tumor causes overproduction of CSF1, the ligand for the CSF1R receptor, triggering migration of inflammatory cells including CSF1R-expressing tumor-associated macrophages to tumor sites. Surgical resection is the primary treatment option; however, these tumors tend to recur in approximately 45% of patients with diffuse-type TGCT and 10% of patients with localized TGCT. If untreated or if the tumor continually recurs, damage and degeneration may occur in the affected joint and surrounding tissues, which may cause significant disability. TGCT typically occurs in people 30-50 years old and patient burden most commonly includes pain, joint stiffness, restricted mobility, joint damage, and negative impact on quality of life.
TGCTs are divided into sub-types based on where they are and how they grow. Localized TGCTs are typically more well-defined and confined to a portion of joints like the fingers, toes, knees, wrists, and ankles. Diffuse-type TGCTs are typically less well-defined and occur most commonly in and around joints such as the knee, hips, ankles, elbows, and shoulders. We estimate that approximately 14,000 to 18,000 patients are diagnosed annually with localized and diffuse-type TGCT in the U.S. Based on our internal analysis of U.S. claims data, we estimate there are approximately 1,400 incident and 9,000 prevalent TGCT patients in the U.S. meeting the following criteria: (i) diagnosed, (ii) drug treated, (iii) may or may not have undergone surgery, and (iv) recently engaged with an oncologist. Further, we estimate an additional opportunity exists for the approximately 1,300 incident TGCT patients in the U.S. who meet the following criteria: (i) diagnosed, (ii) drug-treated, (iii) may or may not have undergone surgery, and (iv) have not recently engaged with an oncologist but who have engaged with a surgeon. We believe a further opportunity exists in Europe, which we estimate has a comparable epidemiology to the U.S. Estimates are inherently uncertain.
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

Clinical Development of Vimseltinib
Phase 3 MOTION Study in Patients with TGCT
In January 2022, we initiated the pivotal Phase 3 MOTION study in patients with TGCT. The MOTION study is a two-part, randomized, double-blind, placebo-controlled study to assess the efficacy and safety of vimseltinib in patients with TGCT not amenable to surgery with no prior anti-CSF1/CSF1R therapy (prior therapy with imatinib or nilotinib allowed). In Part 1, patients (n=123) were randomized two-to-one to receive either 30 mg twice weekly of vimseltinib (n=83) or placebo (n=40) for 24 weeks. The primary endpoint of the study is ORR at Week 25 as measured by RECIST version 1.1 by blinded independent radiologic review (IRR). The open-label Part 2 portion of MOTION, in which patients from both the vimseltinib and placebo arms may receive treatment with vimseltinib, remains ongoing. The results for Part 1 of the study are based on a data cutoff date of August 22, 2023.
In October 2023, we announced that the MOTION study met its primary endpoint in the ITT population demonstrating statistically significant and clinically meaningful improvement versus placebo in ORR at Week 25 based on IRR per RECIST v1.1. In the ITT population, the ORR at Week 25 was 40% (95% CI: 29%, 51%) for the vimseltinib arm and 0% (95% CI: 0%, 9%) for the placebo arm resulting in a response difference (vimseltinib vs. placebo) of 40% (95% CI: 29%, 51%) (p<0.0001).
In addition to meeting the primary endpoint, the study also achieved statistically significant and clinically meaningful improvements versus placebo for all key secondary endpoints assessed at Week 25 including ORR per tumor volume score (TVS), active range of motion (ROM), physical function, stiffness, quality of life, and pain.
In the ITT population, the ORR at Week 25 based on IRR per TVS was 67% (95% CI: 56%, 77%) for the vimseltinib arm and 0% (95% CI: 0%, 9%) for the placebo arm (p<0.0001). Treatment with vimseltinib also demonstrated an improvement in mean change from baseline in active ROM at Week 25 of 18.4% vs. a 3.8% improvement for placebo (p=0.0077).
Vimseltinib was well tolerated and the observed adverse events in the MOTION study were consistent with previously disclosed data from the Phase 1/2 study. There was no evidence of cholestatic hepatotoxicity in patients treated with vimseltinib. In the vimseltinib arm, six percent of patients (n=5) experienced TEAEs leading to study treatment discontinuation, 42% of patients (n=35) experienced TEAEs leading to dose reduction and 53% of patients (n=44) had TEAEs leading to dose interruption. The below table lists all TEAEs in greater than or equal to 15% of patients in either arm during Part 1 of the MOTION study:

Preferred Term n (%)	Vimseltinib (n=83)		Placebo (n=39)
	All Grades	Grade 3/4	All Grades	Grade 3/4
Periorbital edema^	37 (45%)	3 (4%)	5 (13%)	0
Fatigue ^	27 (33%)	0	6 (15%)	0
Face edema^	26 (31%)	1 (1%)	3 (8%)	0
Pruritus^	24 (29%)	2 (2%)	3 (8%)	0
Headache^	23 (28%)	1 (1%)	10 (26%)	0
Asthenia^	22 (27%)	1 (1%)	9 (23%)	1 (3%)
Nausea ^	21 (25%)	0	8 (21%)	1 (3%)
CPK increased	20 (24%)	8 (10%)	0	0
AST increased	19 (23%)	0	1 (3%)	0
Arthralgia ^	16 (19%)	0	6 (15%)	1 (3%)
Rash ^	16 (19%)	0	2 (5%)	0
Rash maculo-papular^	16 (19%)	1 (1%)	0	0
Edema peripheral ^	15 (18%)	0	3 (8%)	0
Hypertension	14 (17%)	4 (5%)	4 (10%)	1 (3%)
Diarrhea	10 (12%)	0	8 (21%)	1 (3%)
(1) Does not include one patient randomized to placebo that did not receive study drug.
Notes: TEAE incidence is based on maximum grade per CTCAE v5.0. The only Grade 4 adverse events were CPK Increased observed in two patients. ^ Denotes adverse events without Grade 4 criteria per CTCAE v5.0.

Ongoing Phase 1/2 Study of Vimseltinib in Patients with TGCT
We have an ongoing open-label Phase 1/2 study designed to evaluate the safety, efficacy, PK, and PD of vimseltinib in patients with solid tumors and TGCT.
In October 2023, we announced an update to the results from our ongoing Phase 1/2 study of vimseltinib in 97 TGCT patients with a cut-off date of June 27, 2023. As of a June 27, 2023 cut-off date, 32 TGCT patients enrolled in the Phase 1 dose escalation portion of the study and 65 TGCT patients enrolled in the two Phase 2 Cohorts (Cohort A and B) in the expansion portion of the study as follows: Phase 1 Cohort 5 (n=8): 30 mg loading dose daily for five days followed by a maintenance dose of 30 mg twice a week; Phase 1 Cohort 8 (n=12): 30 mg loading dose daily for three days followed by a maintenance dose of 10 mg daily; Phase 1 Cohort 9 (n=12): 20 mg loading dose daily for three days followed by a maintenance dose of six mg daily; and Phase 2 Cohorts A (n= 46) and B (n=19): recommended Phase 2 dose of 30 mg twice weekly (no loading dose). We observed a best ORR of 72% in Phase 1, 64% in Phase 2 Cohort A, and 44% in Phase 2 Cohort B, as measured by RECIST version v1.1 by blinded IRR.
Updated interim results for the 93 efficacy evaluable patients are summarized in the below table.

	Phase 1 (n=32)	Phase 2 Cohort A (n=45)	Phase 2 Cohort B (n=16)
Best ORR per RECIST v1.1 by IRR (%)	72%	64% (38% at Week 25)	44%
Median Duration of Response (months) (Range)	NR (3.8+, 45.2+)	NR (0.03+, 25.4+)	NR (4.0+, 21.0+)
Median Treatment Duration (months) (Range)	25.1 (0.7, 46.9)	21.0 (0.2, 30.3)	7.3 (0.7, 27.4)
Patients Active on Treatment at Cutoff Date (%)	47%	48%	74%
Notes: NR: Not Reached by Kaplan-Meier analysis.
In addition, updated data from Cohorts A and B of the Phase 2 study demonstrated that patients achieved clinically meaningful symptomatic benefit at Week 25 across multiple secondary efficacy measures including best ORR per TVS (Cohort A), active range of motion, physical function, stiffness, and pain.
In the Phase 1/2 study, vimseltinib was well tolerated and the observed adverse events were consistent with previously presented Phase 1/2 data in patients with TGCT. There was no evidence of cholestatic hepatotoxicity in patients treated with vimseltinib. In Phase 2 Cohort A, nine percent of patients (n=4) experienced TEAEs leading to study treatment discontinuation, 52% of patients (n=24) experienced TEAEs leading to dose reduction and 70% of patients (n=32) had TEAEs leading to dose interruption. There were no treatment-related serious adverse events in Phase 2 Cohort A. The TEAEs across all cohorts in the Phase 1/2 study greater than or equal to 15% of TGCT patients (n=95) by all Grades, and the corresponding TEAEs across all cohorts in Grades 3/4, are summarized in the table below.

Preferred Term n (%)	Phase 1/2 Combined: All Patients (n=95)
	All Grades	Grade 3/4
Blood CPK increased	63 (66%)	39 (41%)
Periorbital edema^	45 (47%)	0
Headache^	37 (39%)	0
Fatigue^	35 (37%)	2 (2%)
Myalgia^	28 (29%)	3 (3%)
Nausea^	28 (29%)	0
AST increased	27 (28%)	4 (4%)
Arthralgia^	27 (28%)	2 (2%)
Asthenia^	23 (24%)	1 (1%)
Edema peripheral^	23 (24%)	0
Rash maculopapular^	21 (22%)	1 (1%)

Face edema^	21 (22%)	0
Pruritus^	20 (21%)	0
Diarrhea	19 (20%)	1 (1%)
Rash^	18 (19%)	0
COVID-19	18 (19%)	0
Hypertension	15 (16%)	6 (6%)
Lipase increased	15 (16%)	4 (4%)
Amylase increased	15 (16%)	3 (3%)
ALT increased	15 (16%)	1 (1%)
Notes: Results are reported for patients with TGCT with a data cutoff of June 27, 2023. TEAE incidence is based on maximum grade per CTCAE v4.03. TEAEs were summarized in n=95 patients with TGCT across all cohorts in the Phase 1/2 study. One patient from Phase 1 and one patient from Cohort A discontinued and enrolled into Cohort B. The only Grade 4 adverse events were CPK increased. ^ Denotes adverse events without Grade 4 criteria per CTCAE v4.03.
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
DCC-3116 is being studied in a Phase 1/2 study designed to evaluate the safety, tolerability, clinical activity, PK, and PD of DCC-3116 as a single agent and in combination with sotorasib in patients with advanced or metastatic solid tumors with KRASG12C mutations, and QINLOCK, our FDA-approved KIT inhibitor, in patients with GIST. The clinical development plan for DCC-3116 will focus on combination strategies for patients with documented RAS and RAF cancer mutations, which we believe utilize autophagy for tumor growth, survival, and as a resistance mechanism to inhibitors of RTK, RAS, and MAP kinases. In 2024, we plan to select a recommended Phase 2 dose for potential expansion cohort(s), subject to favorable data.
In April 2023, we presented preclinical data on new clinical combinations with DCC-3116 at the American Association for Cancer (AACR) Annual Meeting 2023, including preclinical models in combination with QINLOCK in GIST.
In August 2023, we announced the completion of the single agent DCC-3116 dose escalation portion of the Phase 1/2 study (n=28). We also provided updated data on the PK characteristics of single agent DCC-3116. In addition, we provided an update on the ongoing Phase 1/2 study in combination with trametinib, binimetinib, and sotorasib. In August 2023, we also announced that we opened the first site for enrollment in two new combinations evaluating DCC-3116 in combination cohorts with QINLOCK in patients with GIST and in combination with encorafenib and cetuximab in patients with colorectal cancer.
In January 2024, we announced we are prioritizing the development of DCC-3116 in combination with sotorasib and with QINLOCK and discontinued development of the DCC-3116 cohorts in combination with (i) trametinib in patients with advanced or metastatic solid tumors with RAS, NF1, or RAF mutations; (ii) binimetinib in patients with advanced or metastatic solid tumors with RAS, NF1, or RAF mutations; and (iii) encorafenib and cetuximab in patients with colorectal cancer. As a result, we also terminated the clinical trial collaboration and supply agreement with Pfizer Inc. (Pfizer) for the dose escalation study evaluating DCC-3116 in combination with encorafenib and cetuximab in patients with colorectal cancer prior to enrollment in any clinical studies.
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
Inhibition anywhere along the MAPK pathway in cells containing a tumor driver mutation activates ULK and autophagy. These tumor driver mutations may occur within RTKs and multiple nodes along these pathways, such as RAS and RAF. With this broad potential role of autophagy as a survival/resistance pathway to MAPK and RTK inhibition, there is a significant opportunity for DCC-3116 to provide benefit across a broad spectrum of solid tumors. Specifically, RTK/RAS/RAF mutations are known to occur in approximately 70% of human cancers, although we do not intend to pursue all potential combination approaches within these pathways.
Clinical Development of DCC-3116
DCC-3116 is being studied in a Phase 1/2 study designed to evaluate the safety, tolerability, clinical activity, PK, and PD of DCC-3116 as a single agent and in combination with sotorasib in patients with advanced or metastatic solid tumors with KRASG12C mutations QINLOCK in patients with GIST.
In September 2022, we presented initial Phase 1 single agent dose escalation data on DCC-3116 in an oral presentation as a Proffered Paper at the ESMO Congress 2022 (ESMO 2022). As of the June 9, 2022 cutoff date, 18 patients with locally advanced or metastatic cancer with a RAF or RAS mutation were enrolled across four dose cohorts treated with DCC-3116 BID: 50 mg BID (n=3); 100 mg BID (n=4); 200 mg BID (n=7); and 300 mg BID (n=4). The median number of prior anti-cancer regimens was three (range 1-10). The most common cancer types were colorectal (56%) and pancreatic (28%) and patients had KRAS (83%) and BRAF (17%) mutations. DCC-3116 exposure appeared to increase dose-proportionally across the four dose levels tested from 50 mg BID to 300 mg BID; at all doses levels, the area under the curve (AUC) of DCC-3116 was at or above the AUC of the lowest tested dose that was active in preclinical studies.
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
In August 2023, we announced the completion of the single agent DCC-3116 dose escalation portion of the Phase 1/2 study (n=28). DCC-3116 was generally well tolerated at doses from 50 mg twice daily (BID) to 300 mg. No maximum tolerated dose was reached. Adverse events observed were generally consistent with prior data disclosed at ESMO 2022, and one dose limiting toxicity (DLT) was observed (Grade 3 ALT increase at 100 mg BID). No treatment-related serious adverse events were observed. We also provided updated data on the PK characteristics of single agent DCC-3116. The updated PK data demonstrated drug exposure associated with anti-tumor activity in preclinical studies. The PK data showed that DCC-3116 exposure increased at doses between 50 and 200 mg BID with associated variability, and DCC-3116 exposure appeared to approach plateau at 300 mg BID. We continued to observe PD effects which were associated with anti-tumor activity in preclinical studies.
We also provided an update on the ongoing Phase 1/2 study in combination with trametinib, binimetinib, and sotorasib. As of August 4, 2023, combination dose escalations of DCC-3116 are ongoing with MEK inhibitors trametinib (n=11) and binimetinib (n=10), and with KRAS G12C inhibitor, sotorasib (n=6) in patients with advanced solid tumors. DLTs were observed at 50 mg BID of DCC-3116 in combination with the approved doses of trametinib (Grade 3 skin rash and diarrhea in one patient and Grade 3 diarrhea in one patient) and binimetinib (Grade 3 decreased ejection fraction in one patient and Grade 2 blurred vision in one patient). Based on these DLTs and the updated PK and PD data from the single agent dose escalation portion of the study, we reduced the dose of DCC-3116 to 50 mg once daily (QD) for both the trametinib and binimetinib cohorts. In addition, the sotorasib cohort at the first dose level of DCC-3116 at 50 mg BID and sotorasib 240 mg QD was well tolerated with no DLTs observed in three patients. We dose escalated DCC-3116 to 200 mg QD and enrollment is ongoing.
In August 2023, we also announced that we opened the first site for enrollment in two new combinations evaluating DCC-3116 in combination cohorts with QINLOCK in patients with GIST and in combination with encorafenib and cetuximab in patients with colorectal cancer.

In January 2024, we announced we are prioritizing the development of DCC-3116 in combination with sotorasib and with QINLOCK and discontinued development of the DCC-3116 cohorts in combination with (i) trametinib in patients with advanced or metastatic solid tumors with RAS, NF1, or RAF mutations; (ii) binimetinib in patients with advanced or metastatic solid tumors with RAS, NF1, or RAF mutations; and (iii) encorafenib and cetuximab in patients with colorectal cancer. As a result, we also terminated the clinical trial collaboration and supply agreement with Pfizer Inc. (Pfizer) for the dose escalation study evaluating DCC-3116 in combination with encorafenib and cetuximab in patients with colorectal cancer prior to enrollment in any clinical studies.
Mechanism of Action of DCC-3116
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
We have shown in preclinical studies that inhibiting the ULK kinase in combination with an inhibitor of key nodes in these pathways results in additive or synergistic inhibition of tumor growth in vivo. For example, in in vivo studies at the RAS node, DCC-3116 exhibited additivity or synergy with a direct inhibitor of KRAS G12C, sotorasib, resulting in tumor regression in KRAS G12C-mutant non-small cell lung cancer. Also in in vivo studies at the MEK node, DCC-3116 exhibited additivity or synergy in combination with the MEK inhibitor, trametinib, inhibiting tumor growth in RAS-mutant pancreatic and lung, and BRAF-mutant melanoma in xenograft tumor models. In composite, inhibition along the MAPK or PI3K pathways has the potential to activate ULK and autophagy if there is a tumor driver mutation upstream of that node in the pathway. We believe inhibition of ULK by DCC-3116 in combination with an inhibitor of RTK/RAS/RAF is potentially a promising approach for the treatment of mutant RTK/RAS/RAF cancers.

Preclinical Pipeline
We are making a focused investment in our next generation of research programs, which are designed to provide first-in-class or best-in-class treatments using our proprietary switch-control inhibitor platform, which includes DCC-3084 and DCC-3009.
DCC-3084
DCC-3084 is a potential best-in-class RAF inhibitor that is designed to broadly inhibit Class I, II, and III BRAF mutations, BRAF fusions, and BRAF/CRAF heterodimers. DCC-3084 is a potent and selective inhibitor of both BRAF and CRAF kinases and has been shown to target aberrant signaling mechanisms including RAF signaling through monomers, homodimers, and heterodimers. DCC-3084 exhibits high permeability, good central nervous system penetrance, and tumor tissue accumulation. Strong preclinical efficacy in cancer models driven by RAF or RAS mutations support exploration of single agent and combination opportunities.
In April 2023, we presented preclinical data for DCC-3084 at the AACR Annual Meeting 2023, which demonstrated its ability to target the relevant aberrant signaling mechanisms including inhibition of BRAF monomers, BRAF homodimers, and BRAF/CRAF heterodimers. To facilitate tumor access, DCC-3084 possesses desirable pharmaceutical properties including high permeability, CNS penetration, and good solubility at gastric pH. In addition, DCC-3084's optimal properties include a long residency time on RAF kinases, low cellular efflux, and drug-transporter inhibition. Together, the preclinical data on DCC-3084 supports single agent use in tumors driven by RAF and RAS mutations with even deeper responses observed in combination with MEK inhibitors.
In the fourth quarter of 2023, we submitted an IND application to the FDA for DCC-3084 and expect to initiate the Phase 1 study of DCC-3084 in the first half of 2024.
DCC-3009
DCC-3009 is a potential best-in-class next generation KIT inhibitor that is designed to inhibit the broad spectrum of known primary and secondary drug resistant mutations in GIST, spanning KIT exons 9, 11, 13, 14, 17, and 18. Drug-resistant GIST is a complex cancer that has a diverse spectrum of KIT mutations that arise in response to treatment with tyrosine kinase inhibitors. Many patients harbor multiple different drug-resistant mutations in tumors and/or metastatic tumor sites. There remains an unmet medical need for a pan-KIT inhibitor that can broadly and potently inhibit the spectrum of KIT mutations that drive GIST. To potentially achieve this, we focused on making a drug that can inhibit the spectrum of KIT mutations found in GIST across exons 9, 11, 13, 14, 17, and 18, as well as PDGFRA mutations, while maintaining very high selectivity versus the rest of the kinome.
In April 2023, we presented preclinical data for DCC-3009 at the AACR Annual Meeting 2023, which demonstrated that treatment with DCC-3009 exhibited tumor regressions in multiple drug-resistant preclinical GIST models. DCC-3009 has suitable pharmaceutical and absorption, distribution, metabolism, and excretion (ADME) properties for oral administration, high kinase selectivity, and free drug levels in preclinical models that enable pharmaceutically active exposures needed to suppress the broad spectrum of KIT mutations in GIST.
We expect to submit an IND application to the FDA for DCC-3009 in the first half of 2024 and initiate a Phase 1 study of DCC-3009 in the second half of 2024, each subject to FDA feedback.
In-License Agreement
In August 2021, we entered into an agreement with Sprint Bioscience (Sprint) to exclusively in-license worldwide rights to a research-stage program targeting the VPS34 kinase (the Sprint Agreement). In January 2024, we terminated the Sprint Agreement. For further details on the Sprint Agreement, please read Note 11, In-License Agreement, to the consolidated financial statements included in this Form 10-K.
Out-License of QINLOCK in Greater China
In June 2019, we entered into the Zai License Agreement, pursuant to which we granted Zai exclusive rights to develop and commercialize the Licensed Products in Greater China, also referred to as the Territory. We retain exclusive rights to, among other things, develop, manufacture, and commercialize the Licensed Products outside the Territory.
Pursuant to the terms of the Zai License Agreement, as of December 31, 2023, we received an upfront cash payment of $20.0 million and three development milestone payments totaling $12.0 million and will be eligible to receive up to $173.0 million in potential development and commercial milestone payments, consisting of up to $38.0 million of development milestones and up to $135.0 million of commercial milestones. In addition, during the term of the Zai License Agreement, Zai will be obligated to pay us tiered percentage royalties ranging from low to high teens on annual net sales of the Licensed Products in the Territory, subject to adjustments in specified circumstances. Additionally, certain costs incurred by the Company associated with the Zai License Agreement are reimbursed by Zai.
Subject to the terms and conditions of the Zai License Agreement, Zai will be responsible for conducting the development and commercialization activities in the Territory related to the Licensed Products.
In February 2020, we entered into a Supply Agreement (the Zai Supply Agreement) with Zai, as required by terms in the Zai License Agreement, pursuant to which we will supply the Licensed Products to Zai for use in the Territory for clinical trials as well as commercial inventory, if QINLOCK obtained regulatory approval in the Territory. Subject to the Zai Supply Agreement, costs incurred by us for external manufacturing services are reimbursed by Zai. In 2021, QINLOCK was approved by the China NMPA for the treatment of adult patients with advanced GIST who have received prior treatment with three or more kinase inhibitors, including imatinib, and was approved by the Hong Kong Department of Health for the treatment of adult patients with advanced GIST who have received prior treatment with imatinib, sunitinib, and regorafenib. Also in 2021, QINLOCK was approved by the Taiwan Food and Drug Administration. In 2023, QINLOCK was approved by the Macau Institute for Pharmaceutical Supervision for the treatment of adult patients with advanced GIST who have received prior treatment with three or more kinase inhibitors, including imatinib. Subject to the Zai Supply Agreement, costs incurred by the Company for clinical and commercial supply are reimbursed by Zai.
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
Commercial Operations
For QINLOCK, we have established our own commercial and marketing organization in the U.S. and we have built a targeted infrastructure to commercialize QINLOCK in key European markets, and plan to provide access to QINLOCK in additional countries through other channels with distribution arrangements. In addition, we have entered into distributor arrangements in certain countries including Australia, Canada, and CEE, and may in the future enter into additional select distributor arrangements to offer QINLOCK to geographies where we do not intend to distribute QINLOCK on our own, or to selectively establish partnerships, such as the Zai license for Greater China described above, in other markets outside the U.S. We continuously assess our expansion initiatives and look to strategically utilize all available channels to commercialize QINLOCK globally. In the U.S., we have built a specialist sales force to target physicians who treat GIST, including key opinion leaders at academic centers of excellence, as well as to call on community oncologists and sarcoma doctors with eligible GIST patients. Our sales force is supported by sales management, internal sales support, an internal marketing group, and distribution support. Additionally, our commercial team manages relationships with key accounts such as managed care organizations, group purchasing organizations, hospital systems, physician group networks, and government accounts.
For vimseltinib, we have begun pre-launch planning in patients with TGCT and, if approved, will leverage the potential synergies and experience we have gained from QINLOCK as we believe GIST and TGCT have significant overlap in the key opinion leaders and treating physicians.
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
Manufacturing and Supply
We do not own or operate, and have no plans to establish, any manufacturing facilities. We produce limited quantities of drug substance for evaluation in our research programs. We currently rely on third parties to manufacture our drug candidates for preclinical and clinical testing, as well as for the commercial manufacture of our current and any future drugs. To date, we have obtained drug substance and drug product from third-party manufacturers for QINLOCK, vimseltinib, and DCC-3116 to support preclinical and clinical testing and commercial supply of QINLOCK. We have only limited supply arrangements in place with respect to our drug candidates and sole source supplier arrangements for our commercial supply of drug substance and finished drug product for QINLOCK. We acquire many key materials on a purchase-order basis. While we have commercial supply arrangements for our drug substance and finished drug product for QINLOCK, we do not have any long-term supply arrangements in place with respect to our drug candidates and other materials. Furthermore, we do not currently have arrangements in place for redundant supply or a second source of drug substance or drug product. We rely on our sole source suppliers to manufacture all of our drug substance and finished drug product for commercialization of QINLOCK unless and until we add additional sources. We do not currently have a validated manufacturing process in place for any drug candidate, including vimseltinib, other than our approved drug, QINLOCK, which would be required to support commercialization of any of our drug candidates, if approved.
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
Competition
The pharmaceutical and biotechnology industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary drugs. While we believe that our technology, development experience, and scientific knowledge provide us with competitive advantages, we face potential competition from many different sources, including major pharmaceutical, specialty pharmaceutical, and biotechnology companies, academic institutions and governmental agencies, and public and private research institutions. Any drug candidates that we successfully develop and commercialize, including QINLOCK, will compete with existing drugs and new drugs that may become available in the future.
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

With respect to QINLOCK, there are a number of large pharmaceutical companies and biotechnology companies marketing small molecule drugs or biologic drugs for the treatment of GIST, including Blueprint Medicines Corporation (Blueprint), Novartis AG (Novartis), Pfizer, and Bayer AG (Bayer). We are also aware of pharmaceutical and biotechnology companies developing drugs for the treatment of GIST including Ascentage Pharma Group Inc. (APGI), Arog Pharmaceuticals, Inc. (Arog), Chia Tai Tianqing Pharmaceutical Group CO., LTD (CTTPG), Cogent Biosciences, Inc. (Cogent), Immunicum AB (Immunicum), Jiangsu HengRui, Inc. (Jiangsu), Ningbo Tai Kang Medical Technology Co. Ltd. (NTKMT), Novartis, Taiho Pharmaceutical Co. Ltd (Taiho), Theseus Pharmaceuticals (Theseus), and IDRx, Inc. (IDRx). Several of these programs are in clinical studies, including but not limited to APGI, Arog, CTTPG, Cogent, Immunicum, Jiangsu, NTKMT, and IDRx.
Competition for Vimseltinib
We are developing vimseltinib, a potent, and highly selective switch-control kinase inhibitor of CSF1R, for the treatment of patients with TGCT. If vimseltinib receives marketing approval, we may face competition from other companies marketing or developing antibodies and small molecules targeting CSF1R for TGCT, including Abbisko Therapeutics Co., Ltd. (Abbisko), AmMax Bio, Inc. (AmMax), Daiichi Sankyo Company, Limited (Daiichi), Dragonboat Biopharmaceutical Company Limited (DBCL), HX Pharma (HXP), SynOx Therapeutics Ltd (SynOx), and HUTCHMED (China) Limited (HutchMed). These programs are also in clinical studies for TGCT. In addition, pexidartinib is the only FDA approved product, which is indicated for the treatment of adult patients with symptomatic TGCT associated with severe morbidity or functional limitations and not amenable to improvement with surgery.
Competition for DCC-3116
We are developing DCC-3116, an ULK inhibitor designed to address mutant RAS and RAF cancers. We are aware of other companies that are advancing programs targeting ULK, including Erasca, Inc. (Erasca), Txinno Bioscience Inc. (Txinno), and Ailon Pharma Oy (Ailon).
Competition for DCC-3084
We are developing our pan-RAF inhibitor development candidate, DCC-3084, a broad inhibitor of Class I, II, and III BRAF mutations, BRAF fusions, and BRAF/CRAF heterodimer. We are aware of other companies that are advancing pan-RAF programs, including Day One Biopharmaceuticals, Inc. (Day One), Jazz Pharma Pharmaceuticals, Inc. (Jazz Pharma), F. Hoffmann-La Roche AG (Roche), Kinnate Biopharma Inc. (Kinnate), Erasca, Pfizer, Black Diamond Therapeutics, Inc. (Black Diamond), BeiGene, Inc. (BeiGene), Nested Therapeutics (Nested), METiS Therapeutics (METiS), and Verastem, Inc. (Verastem). Several of these programs are in clinical studies, including but not limited to Day One, Jazz Pharma, Roche, Kinnate, Black Diamond, BeiGene, and Verastem.
Competition for DCC-3009
We are developing DCC-3009, a next generation KIT inhibitor designed to inhibit the broad spectrum of known primary and secondary drug resistant mutations in GIST, spanning KIT exons 9, 11, 13, 14, 17, and 18. We are aware of other companies that are advancing KIT inhibitor programs targeting this patient population, including IDRx, Cogent, and NTKMT.
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
With regard to QINLOCK (ripretinib), as of January 31, 2024, we own twenty-two issued U.S. patents with composition of matter and, method of use, and drug product claims. Of these, one issued U.S. patent is expected to expire in 2030, one issued U.S. patent is expected to expire in 2034 (inclusive of patent term extension), one issued U.S. patent is expected to expire in 2034, eighteen are expected to expire in 2040, and one is expected to expire in 2042. In addition, we own related patents in Europe, Australia, South America, and Asia that are expected to expire between 2032 and 2040. In addition, we also own twenty-two pending U.S. applications, and related pending applications in Europe, Australia, South America, and Asia, as well as one pending Patent Cooperation Treaty (PCT) patent applications directed to various methods of use, including uses for indications other than GIST, and drug product of QINLOCK (ripretinib). If one or more patents claiming priority to these patent applications is granted, it is expected to expire between 2037 and 2042.
With regard to vimseltinib, as of January 31, 2024, we own three issued U.S. patents with composition of matter and method of use claims. The issued U.S. patents are expected to expire between 2034 and 2040. In addition, we own one pending U.S. application which, if granted, is expected to expire in 2039, and related patents and pending applications in Australia, Canada, Asia, Europe and South America that are expected to expire between 2034 and 2039. Further, we own one pending PCT application. If one or more patents claiming priority to this PCT application is granted, it is expected to expire in 2043. We also own four pending U.S. provisional applications. If one or more patents claiming priority to these provisional applications is granted, it is expected to expire in 2044.
With regard to DCC-3116, as of January 31, 2024, we own three issued U.S. patents with composition of matter claims and method of use claims that are expected to expire in 2040. We own five pending U.S. applications which, if granted, are expected to expire between 2040 and 2043. In addition, we own related pending applications in Australia, Canada, Asia, Africa, Middle East, Europe, and South America. We also own two pending PCT applications. If one or more patents claiming priority to these PCT applications is granted, it is expected to expire in 2043.
With regard to our early-stage research programs, as of January 31, 2024, we own six pending U.S. applications which, if granted, are expected to expire between 2041 and 2042. We own six pending U.S. provisional applications. If one or more patents claiming priority to these provisional applications is granted, are expected to expire in 2044. We have five pending PCT applications. In addition, we own a related pending application in Europe. If one or more patents claiming priority to these PCT applications is granted, it is expected to expire between 2041 and 2043.
The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the earliest date of filing a non-provisional patent application.
In the U.S., the term of a patent covering an FDA-approved drug may, in certain cases, be eligible for a patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Act, as compensation for the loss of patent term during the FDA regulatory review process. The period of extension may be up to five years, but cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval. Only one patent among those eligible for an extension and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. Similar provisions are available in Europe and in certain other jurisdictions to extend the term of a patent that covers an approved drug. In October 2023, we received a patent term extension that extended the patent term of one of our granted U.S. patents for QINLOCK. As a result, the patent term of one of our composition of matter patents for QINLOCK extends until 2034. We have obtained patent term extensions for two of our issued Australian patents for QINLOCK, extending their expiry dates until 2032 and 2035, respectively. We have obtained a Certificate of Supplementary Protection for our issued patent in Canada, extending the patent expiry date until 2034. We have obtained Supplementary Protection Certificates in several European countries for one of our issued patents in Europe, extending the patent expiry date until 2036. We also intend to seek patent term extensions in any jurisdictions where they are available, however, there is no guarantee that the applicable authorities will agree with our assessment of whether such extensions should be granted, and even if granted, the length of such extensions.
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
Under the Prescription Drug User Fee Act (PDUFA), as amended, each NDA must be accompanied by a user fee. The FDA adjusts the PDUFA user fees on an annual basis. According to the FDA's fee schedule, effective from October 1, 2023 through September 30, 2024, the user fee for an application requiring clinical data, such as an original NDA, is $4,048,695. The PDUFA also imposes an annual prescription drug product program fee for human drugs ($416,734). Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on NDAs for products designated as orphan drugs, unless the product also includes a non-orphan indication.
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
In addition, the FDA may review applications under RTOR, which, according to the FDA, aims to explore a more efficient review process to ensure that safe and effective treatments are available to patients as early as possible, while maintaining and improving review quality. Drugs considered for review under RTOR must be likely to demonstrate substantial improvements over available therapy, which may include drugs previously granted BTD for the same or other indications and must have straight-forward study designs and endpoints that can be easily interpreted. RTOR allows the FDA to review much of the data in a NDA earlier, before the applicant formally submits the complete application. This analysis of the pre-submission package gives the FDA and applicants an early opportunity to address data quality and potential review issues and allows the FDA to provide early feedback regarding the most effective way to analyze data to properly address key regulatory questions.
Project Orbis is an initiative of the FDA's OCE and, according to the FDA, provides a framework for concurrent submission and review of oncology products among international partners. For example, in December 2019, for QINLOCK, we submitted our NDA to FDA, and filed an NDS with Health Canada and an MAA with the Australian Therapeutic Goods Administration in Australia under Project Orbis.
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
Prescription drug advertising is subject to federal, state, and foreign regulations. In the U.S., the FDA regulates prescription drug promotion, including direct-to-consumer advertising. Prescription drug promotional materials must be submitted to the FDA in conjunction with their first use. Any distribution of prescription drugs and pharmaceutical samples must comply with the U.S. Prescription Drug Marketing Act, a part of the FDCA. The Drug Supply Chain Security Act (DSCSA) was enacted in 2013 with the aim of building an electronic system to identify and trace certain prescription drugs distributed in the U.S. The DSCSA mandates phased-in and resource-intensive obligations for pharmaceutical manufacturers, wholesale distributors, and dispensers over a 10-year period that culminated in November 2023. The FDA established a one-year stabilization period from November 2023 to November 2024 for trading partners to continue to build and validate interoperable systems and processes to meet certain requirements of the DSCSA. The law's requirements include the quarantine and prompt investigation of a suspect product to determine if it is illegitimate, and notifying trading partners and the FDA of any illegitimate product. Drug manufacturers and other parties involved in the supply chain for prescription drug products must also comply with product tracking and tracking requirements, such as placing a unique product identifier on prescription drug packages. This identifier consists of the National Drug Code, serial number, lot number, and expiration date, in the form of a 2-dimensional data matrix barcode that can be read by humans and machines.
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
Orphan Drug Designation
The FDA may grant Orphan Drug Designation to drugs intended to treat a rare disease or condition that affects fewer than 200,000 individuals in the U.S., or if it affects more than 200,000 individuals in the U.S., there is no reasonable expectation that the cost of developing and marketing the drug for this type of disease or condition will be recovered from sales in the U.S. In the EU, the EC, after receiving the opinion of the EMA's Committee for Orphan Medicinal Products (COMP) grants orphan medicinal product designation to also promote the development of orphan products. The relevant EU legislation provides that a product can be designated as an orphan medicinal product by the EC if its sponsor can establish that the product is (1) intended for the diagnosis, prevention, or treatment of a life-threatening or chronically debilitating condition; (2) either (i) the prevalence of the condition is not more than 5 in 10,000 persons in the EU when the application is made, or (ii) without incentives it is unlikely that the marketing of the product in the EU would generate sufficient return to justify the necessary investment in its development; and (3) exists no satisfactory method of diagnosis, prevention, or treatment of condition authorized for marketing in the EU or, if such a method exists, the product will be of significant benefit to those affected by the condition, as defined in Regulation (EC) 847/2000.
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
In the EU, orphan designation also entitles a party to financial incentives such as reduction of fees or fee waivers and ten years of market exclusivity is granted following drug or biological product approval. During this market exclusivity period, neither the EMA nor the EC or any of the competent authorities in the EU Member States can accept an application or grant a marketing authorization for a "similar medicinal product." A "similar medicinal product" is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. This period may be reduced to six years if, after five years, it is established that the orphan designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity. Market exclusivity may also be disapplied in very select cases, such as if (i) it is established that a similar medicinal product is safer, more effective or otherwise clinically superior to an authorized orphan product; (ii) the marketing authorization holder for the authorized orphan product consents to the authorization of a similar medicinal product; or (iii) the marketing authorization holder cannot supply enough of the authorized orphan medicinal product.
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
As of January 1, 2021, a separate process for orphan drug designation applies in Great Britain (GB). There is no pre-marketing authorization orphan designation (as there is in the EU) and the application for orphan designation is reviewed by the U.K. Medicines and Healthcare products Regulatory Agency (MHRA), the U.K. medicines regulator, at the time of a MAA. The criteria are the same as in the EU, save that they apply to GB only (e.g. there must be no satisfactory method of diagnosis, prevention or treatment of the condition concerned in GB).
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
In the EU, in vitro medical devices are required to conform with the general safety and performance requirements of the EU Regulation on in vitro diagnostic medical devices (Regulation (EU) 2017/746), which became applicable on May 26, 2022 and repealed the previous in vitro diagnostic medical devices Directive (Directive No 98/79/EC). To demonstrate compliance with the general safety and performance requirements, the manufacturer must undergo a conformity assessment procedure. The conformity assessment varies according to the type of medical device and its classification. For low-risk devices, the conformity assessment can be carried out internally, but for higher risk devices it requires the intervention of an accredited EU Notified Body. If successful, the conformity assessment concludes with the drawing up by the manufacturer of an EC Declaration of Conformity entitling the manufacturer to affix the European Conformity (CE) mark to its products and to sell them throughout the EU. The Regulation provides for a transitional period during which manufacturers of in vitro diagnostic medical devices which have a certificate issued under the previous in vitro diagnostic medical devices Directive may continue to place their devices on the EU market for a certain period, which depends on the risk class of the device, provided certain requirements of the Regulation (e.g. relating to post-market surveillance and vigilance) are complied with.
Following the U.K.'s departure from the EU on January 31, 2020, the U.K. (which comprises GB and Northern Ireland) continued to follow the same regulations as the EU during a transition period which ended on December 31, 2020. Now that this transition period has ended, all in vitro medical devices must be registered with the MHRA before being placed on the GB market. European CE marks for in vitro medical devices will continue to be recognized in GB until June 30, 2030, following which a UKCA mark will be required for an in vitro medical device to be marketed in GB. The new EU Regulation does not apply in GB, so the regulation of medical devices in GB may diverge further from EU regulations in future. However, the EU regulatory framework on medical devices continues to apply in Northern Ireland under the Northern Ireland Protocol and medical devices in Northern Ireland may either carry a European CE mark or a U.K. and Northern Ireland CE (CE UKNI) mark (although devices bearing the CE UKNI marking will not be accepted on the EU market).
European Drug Development
In Europe, our current or future approved drugs may also be subject to extensive regulatory requirements. As in the U.S., medicinal products can only be marketed if a marketing authorization from the competent regulatory agencies has been obtained.
Similar to the U.S., the various phases of preclinical and clinical research in Europe are subject to significant regulatory controls. In the EU, an application must be submitted to the national competent authority and an independent ethics committee in each country in which we intend to conduct clinical trials, much like the FDA and IRB, respectively. Under the new Clinical Trials Regulation (EU) No 536/2014, which replaced the previous Clinical Trials Directive 2001/20/EC on January 31, 2022, a single application is now made through the Clinical Trials Information System (CTIS) for clinical trial authorization in up to 30 EU/EEA countries at the same time and with a single set of documentation.

The assessment of applications for clinical trials is divided into two parts (Part I contains scientific and medicinal product documentation and Part II contains the national and patient-level documentation). Part I is assessed by a coordinated review by the competent authorities of all EU Member States in which an application for authorization of a clinical trial has been submitted (Member States Concerned) of a draft report prepared by a Reference Member State. Part II is assessed separately by each Member State Concerned. The role of the relevant ethics committees in the assessment procedure continues to be governed by the national law of the Member State Concerned, however overall related timelines are defined by the Clinical Trials Regulation. The new Clinical Trials Regulation also provides for simplified reporting procedures for clinical trial sponsors.
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
National EU marketing authorizations, which are issued by the competent authorities of the Member States of the EU and only cover their respective territory, are available for drugs not falling within the mandatory scope of the centralized procedure. Where a drug has already been authorized for marketing in an EU Member State, this national authorization can be recognized in other Member States through the mutual recognition procedure. If the drug has not received a national authorization in any Member State at the time of application, it can be approved simultaneously in various Member States through the decentralized procedure. Under the decentralized procedure an identical dossier is submitted to the competent authorities of each of the Member States in which the authorization is sought, one of which is selected by the applicant as the Reference Member State (RMS). The competent authority of the RMS prepares a draft assessment report, a draft summary of the drug characteristics (SmPC), and a draft of the labeling and package leaflet, which are sent to the other Member States (referred to as the Concerned Member States) for their approval. If the Concerned Member States raise no objections, based on a potential serious risk to public health, to the assessment, SmPC, labeling, or packaging proposed by the RMS, the drug is subsequently granted a national marketing authorization in all the Member States (i.e., in the RMS and the Concerned Member States).
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
The U.K. left the EU on January 31, 2020, and the U.K. and the EU concluded a trade and cooperation agreement (TCA) which was provisionally applicable since January 1, 2021 and has been formally applicable since May 1, 2021.
The TCA includes specific provisions concerning pharmaceuticals, which include the mutual recognition of GMP, inspections of manufacturing facilities for medicinal products and GMP documents issued, but does not provide for wholesale mutual recognition of U.K. and EU pharmaceutical regulations. At present, GB has implemented EU legislation on the marketing, promotion and sale of medicinal products through the Human Medicines Regulations 2012 (as amended). Except in respect of the new EU Clinical Trials Regulation, the regulatory regime in GB therefore largely aligns with current EU medicines regulations, however it is possible that these regimes will diverge more significantly in future now that GB’s regulatory system is independent from the EU and the TCA does not provide for mutual recognition of U.K. and EU pharmaceutical legislation.
On February 27, 2023, the U.K. government and the European Commission announced a political agreement in principle to replace the Northern Ireland Protocol with a new set of arrangements, known as the "Windsor Framework." This new framework fundamentally changes the existing system under the Northern Ireland Protocol, including with respect to the regulation of medicinal products in the U.K. In particular, the MHRA will be responsible for approving all medicinal products destined for the U.K. market (i.e., GB and Northern Ireland), and the EMA will no longer have any role in approving medicinal products destined for Northern Ireland. A single U.K.-wide MA will be granted by the MHRA for all medicinal products to be sold in the U.K., enabling products to be sold in a single pack and under a single authorization throughout the U.K. The Windsor Framework was approved by the European Union-United Kingdom Joint Committee on March 24, 2023, so the U.K. government and the EU will enact legislative measures to bring it into law. On June 9, 2023, the MHRA announced that the medicines aspects of the Windsor Framework will apply from January 1, 2025.
The MHRA has introduced changes to national licensing procedures, including procedures to prioritize access to new medicines that will benefit patients, an accelerated assessment procedure and new routes of evaluation for novel products and biotechnological products. All existing EU marketing authorization for centrally authorized products were automatically converted (grandfathered) into GB marketing authorizations free of charge on January 1, 2021. Until January 1, 2024, the MHRA could rely on a decision taken by the European Commission on the approval of a new marketing authorization in the centralized procedure, in order to more quickly grant a new GB marketing authorization. From January 1, 2024 a new international recognition procedure has been put in place, in which the MHRA will take into account decisions on the approval of marketing authorizations made by the EMA and certain other regulators (including the FDA) when determining an application for a new GB marketing authorization through such procedure.
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
The Medicaid Drug Rebate Program (MDRP) requires pharmaceutical manufacturers to enter into and have in effect a national rebate agreement with the Secretary of the HHS as a condition for states to receive federal matching funds for the manufacturer's outpatient drugs furnished to Medicaid patients. These rebates are based on pricing data reported by us on a monthly and quarterly basis to CMS. The data includes the average manufacturer price (AMP) and, in the case of innovator products, the best price for each drug which, in general, represents the lowest price available from the manufacturer to any entity in the U.S. in any pricing structure, calculated to include all sales and associated rebates, discounts and other price concessions. Our failure to comply with these price reporting and rebate payment obligations could negatively impact our financial results. The ACA made several changes to the MDRP, including increasing pharmaceutical manufacturers' rebate liability by raising the minimum basic Medicaid rebate percentage on most branded prescription drugs of AMP and adding a new rebate calculation for "line extensions" (i.e., new formulations, such as extended release formulations) of solid oral dosage forms of branded products, as well as potentially impacting their rebate liability by modifying the statutory definition of AMP. The ACA also expanded the universe of Medicaid utilization subject to drug rebates by requiring pharmaceutical manufacturers to pay rebates on Medicaid managed care utilization and by enlarging the population potentially eligible for Medicaid drug benefits. Pricing and rebate programs must also comply with the Medicaid rebate requirements of the U.S. Omnibus Budget Reconciliation Act of 1990. In August 2022, the Inflation Reduction Act of 2022 (IRA) was signed into law. Among other changes discussed in greater detail below, the IRA requires companies to pay rebates to Medicare for drug prices that increase faster than inflation, and delays the rebate rule that would require pass through of pharmacy benefit manager rebates to beneficiaries.
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

U.S. Healthcare Reform
The ACA has had a significant impact on the healthcare industry. The ACA expanded coverage for the uninsured while at the same time containing overall healthcare costs. With regard to pharmaceutical products, the ACA, among other things, increased the minimum Medicaid rebates owed by manufacturers under the MDRP, extended the rebate program to individuals enrolled in Medicaid managed care organizations, and established annual fees and taxes on manufacturers of certain branded prescription drugs, and a Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer's outpatient drugs to be covered under Medicare Part D.
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
In addition, other legislative and regulatory changes have been proposed and adopted in the United States since the ACA was enacted:
•On August 2, 2011, the U.S. Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year and, due to subsequent legislative amendments to the statute, will remain in effect through 2031.
•On January 2, 2013, the U.S. American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
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
At the federal level, President Biden has issued multiple executive orders that have sought to reduce prescription drug costs. In February 2023, HHS also issued a proposal in response to an October 2022 executive order from President Biden that includes a proposed prescription drug pricing model that will test whether targeted Medicare payment adjustments will sufficiently incentivize manufacturers to complete confirmatory trials for drugs approved through FDA’s accelerated approval pathway. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs.
In addition, there have been several changes to the 340B drug pricing program, which imposes ceilings on prices that drug manufacturers can charge for medications sold to certain health care facilities. On November 3, 2023, the U.S. District Court of South Carolina issued an opinion in Genesis Healthcare Inc. v. Becerra et al. that may lead to an expansion of the scope of patients eligible to access prescriptions at 340B pricing. The outcome of this judicial proceeding is uncertain. We continue to review developments impacting the 340B program.
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

•The federal civil and criminal false claims laws, including the federal False Claims Act, impose criminal and civil penalties, and authorizes civil whistleblower or qui tam actions, against individuals or entities (including manufacturers) for, among other things, knowingly presenting, or causing to be presented false or fraudulent claims for payment by a federal healthcare program; making, using, or causing to be made or used, a false statement or record material to payment of a false or fraudulent claim or obligation to pay or transmit money or property to the federal government; or knowingly concealing or knowingly and improperly avoiding or decreasing an obligation to pay money to the federal government. The government may deem manufacturers to have "caused" the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off-label. Claims which include items or services resulting from a violation of the federal Anti-Kickback Statute are false or fraudulent claims for purposes of the False Claims Act. Manufacturers can be held liable under the federal False Claims Act even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. The federal False Claims Act also permits a private individual acting as a "whistleblower" to bring actions on behalf of the federal government alleging violations of the federal False Claims Act and to share in any monetary recovery. Our marketing and activities relating to the reporting of wholesaler or estimated retail prices for QINLOCK or any future products, the reporting of prices used to calculate Medicaid rebate information, and other information affecting federal, state, and third-party reimbursement for QINLOCK or any future products, and the sale and marketing of QINLOCK and any future drug candidates, are subject to scrutiny under this law.
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
•The federal Physician Payments Sunshine Act (Sunshine Act), enacted as part of the ACA, and its implementing regulations, require certain manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children's Health Insurance Program (with certain exceptions) to report annually to the HHS under the Open Payments Program, information related to payments and other "transfers of value" provided to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors), certain other licensed health care practitioners and teaching hospitals, and ownership and investment interests held by physicians and their immediate family members.

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
Privacy and Data Security Laws
In the United States, numerous federal, state, and local laws and regulations, including state data breach notification laws, state health information privacy laws, and federal consumer protection laws and regulations (e.g., Section 5 of the FTC Act), and similar laws (e.g., wiretapping laws) govern the collection, use, disclosure, protection, and other processing of health-related and other personal data and may apply to our operations or the operations of our partners upon which we rely. For example, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and its implementing regulations, impose requirements relating to the privacy, security and transmission of individually identifiable health information on certain health care providers, health plans and health care clearinghouses, known as covered entities and their business associates that perform certain services that involve creating, receiving, maintaining or transmitting individually identifiable health information for or on behalf of such covered entities as well as their covered subcontractors. Entities that are found to be in violation of HIPAA as the result of, for example, a breach of unsecured protected health information, a complaint about privacy practices or an audit by HHS, may be subject to significant civil, criminal and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance. Further, entities that knowingly obtain, use, or disclose individually identifiable health information maintained by a HIPAA covered entity in a manner that is not authorized or permitted by HIPAA may be subject to criminal penalties.
In addition, U.S. state laws govern the privacy and security of personal data, many of which differ from each other in significant ways and may be subject to different interpretations, thus complicating our compliance efforts. By way of example, the California Consumer Privacy Act (CCPA) applies to personal data of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals. The CCPA provides for administrative fines of up to $7,500 per violation, as well as a private right of action for individuals affected by certain data breaches to recover significant statutory damages. In addition, the California Privacy Rights Act of 2020 (CPRA) expanded the CCPA’s requirements, including by adding a new right for individuals to correct their personal data and establishing a new regulatory agency (CPPA) to implement and enforce the law. Other states have also passed comprehensive privacy laws, and similar laws are being considered in several other states, as well as at the federal and local levels. These state laws and the CCPA provide individuals with certain rights concerning their personal data, including the right to access, correct, or delete certain personal data, and opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. While these state laws, like the CCPA, also exempt some data processed in the context of clinical trials, these developments may further complicate compliance efforts, and increase legal risk and compliance costs for us and the third parties upon whom we rely. Furthermore, a smaller number of states have passed or proposed legislation that is specifically focused upon the privacy of health-related information.
In the EU and the U.K., we may also face particular privacy, data security, and data protection risks in connection with requirements of the General Data Protection Regulation (EU) 2016/679 (GDPR) and the GDPR as incorporated into the laws of the U.K. and the U.K. GDPR. The GDPR applies to any company established in the EU as well as to those outside the EU if they collect and use personal data in connection with the offering of goods or services to individuals in the EU or the monitoring of their behavior. We currently conduct clinical trials and engage in regulatory and commercial operations in the EEA and the U.K. As a result, we are subject to additional privacy laws, including the GDPR and U.K. GDPR (collectively referred to as GDPR). The GDPR imposes a broad range of data protection obligations on companies subject to the GDPR,including, for example, imposing obligations on companies around how they process personal data, stricter requirements relating to processing health and other sensitive data, ensuring there is a legal basis to justify the processing of personal data, stricter requirements relating to obtaining consent of individuals, expanded disclosures about how personal information is to be used, limitations on retention of information, mandatory data breach notification requirements, implementing safeguards to protect the security and confidentiality of personal data, taking certain measures on engagement with third parties, restrictions on transfers outside of the EU to third countries deemed to lack adequate privacy protections (such as the U.S.), and has created onerous new obligations and liabilities on services providers or data processors. Non-compliance with the GDPR may result in European data protection authorities carrying out an investigation or issuing enforcement (for example, monetary penalties of up to €20 million (or £17.5 million in the

U.K.) or 4% of worldwide revenue, whichever is higher). Moreover, data subjects can claim damages resulting from infringement of the GDPR. The GDPR further grants non-profit organizations the right to bring claims on behalf of data subjects. The GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of personal data, such as healthcare data or other sensitive information, could greatly increase our cost of providing our products and services or even prevent us from offering certain services in jurisdictions that we may operate in. The GDPR may increase our responsibility and liability in relation to personal data that we process where such processing is subject to the GDPR, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, including as implemented by individual countries.
The U.K. GDPR and the U.K. Data Protection Act 2018 set out the U.K.'s data protection regime, which is independent from but, currently, aligned to the EU's data protection regime. The EC has adopted an adequacy decision in respect of transfers of personal data to the U.K. for a four-year period (until June 27, 2025). Similarly, the U.K. has determined that it considers all of the EEA to be adequate for the purposes of data protection. This ensures that data flows between the U.K. and the EEA remain unaffected. The U.K. Government has also now introduced a Data Protection and Digital Information Bill (or the U.K. Bill) into the U.K. legislative process with the intention for this bill to reform the U.K.'s data protection regime following Brexit. If passed, the final version of the U.K. Bill may have the effect of further altering the similarities between the U.K. and EU data protection regime and threaten the U.K. adequacy decision from the EU Commission. This may lead to additional compliance costs and could increase our overall risk.
In addition, we must also ensure that we maintain adequate safeguards to enable the transfer of personal data outside of the EEA or the U.K., in particular to the U.S., in compliance with GDPR. In some cases, we rely upon the recently updated standard contractual clauses (new standard contractual clauses) to legitimize transfers of personal data out of the EEA from controllers or processors established outside the EEA (and not subject to the GDPR). The U.K. is not subject to the EC's new standard contractual clauses but has published its own transfer mechanism, the International Data Transfer Agreement, which enables transfers from the U.K. Changes with respect to any of these matters may lead to additional costs and increase our overall risk exposure. The EU and U.S. have adopted its adequacy decision for the EU U.S. Data Privacy Framework (Framework), which entered into force on July 11, 2023. This Framework provides that the protection of personal data transferred between the EU and the U.S. is comparable to that offered in the EU. This provides a further avenue to ensuring transfers to the U.S. are carried out in line with GDPR. The Framework could be challenged like its predecessor frameworks.
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
Human Capital Resources
As of January 31, 2024, we had approximately 355 employees located in approximately 30 states across the United States and five countries in Europe. Approximately 150 employees are located at our headquarters in Waltham, Massachusetts, approximately 40 employees are located at our research facility in Lawrence, Kansas, and approximately 15 employees are located in our European commercial headquarters in Zug, Switzerland.

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
We are committed to continuously building a culture that embraces the uniqueness of our people and finds strength in our differences. We recognize our duty to cultivate diversity within the organization and to ensure that every voice is heard. We understand that varied perspectives lead to the best ideas and outcomes. By creating a workplace where every individual can feel welcome and valued, we will better meet the needs of those we serve. We have a cross-functional Diversity, Equity, and Inclusion (DEI) council comprised of employee volunteers who inform the development of a DEI roadmap with the goal of realizing our vision in 2024 and beyond. Our guiding principles of patient-focus, accountability, transparency, honesty and integrity, and stewardship, serve as our cultural pillars. Grounded in these guiding principles, we focus our company-wide efforts on creating a collaborative environment where our colleagues feel respected, valued, and can contribute to their fullest potential.
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
To date, we have not generated sufficient revenue to result in a profit from the sale of products. On May 15, 2020, QINLOCK was approved in the U.S. by the FDA for the treatment of adult patients with advanced GIST who have received prior treatment with three or more kinase inhibitors, including imatinib. Our business currently depends heavily on our ability to successfully commercialize QINLOCK as a treatment for GIST in the U.S., key European markets, and in other jurisdictions where we may obtain marketing approval. In November 2021, we announced that the EC approved QINLOCK in the EU for the treatment of adult patients with advanced GIST who have received prior treatment with three or more kinase inhibitors, including imatinib. We launched QINLOCK in Germany in 2022, Italy in 2023, and have conducted the post-approval paid access program in France since April 2022. We plan to continue the geographic expansion of QINLOCK in 2024, with planned commercial launches following conclusion of pricing and reimbursement negotiations in other key European markets. We also plan to provide access to QINLOCK to fourth-line GIST patients in additional countries through distributorship partnerships. This process is conducted on a country-by-country basis and is time-consuming and complex, and we may not be successful in obtaining reimbursements and other approvals in a timely manner with acceptable terms, or at all. Furthermore, we may never be able to successfully commercialize our product or meet our expectations with respect to revenues. We have never marketed, sold, or distributed for commercial use any pharmaceutical product other than QINLOCK in fourth-line advanced GIST and have a limited history of commercial sales. There is no guarantee that the infrastructure, systems, processes, policies, relationships, and materials we have built for the commercialization of QINLOCK in the U.S. in GIST, or those for the commercialization of QINLOCK in key European markets in GIST, will be sufficient for us to achieve success at the levels we expect. Furthermore, there is no guarantee that we will be able to expand patient access to QINLOCK in additional countries through any channels that we may pursue.
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
While we are commercializing QINLOCK in the U.S. and continuing our geographic expansion of QINLOCK in key European markets, we have limited experience as a commercial company and there is limited information about our ability to successfully overcome many of the risks and uncertainties encountered by companies commercializing drugs in the biopharmaceutical industry. To execute our business plan, in addition to successfully marketing and selling QINLOCK, we will need to successfully:
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
Healthcare providers, physicians, and third-party payors play a primary role in the recommendation and prescription of QINLOCK and any drug candidates for which we obtain marketing approval. Our arrangements with third-party payors, customers, and other third parties may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell, and distribute QINLOCK and any other products for which we obtain marketing approval. These laws impact, among other things, our research activities and proposed sales, marketing and education programs and constrain our business and financial arrangements and relationships with third-party payors, healthcare professionals, and other parties through which we market, sell, and distribute QINLOCK and any other products for which we obtain marketing approval. In addition, we may be subject to patient data privacy and security regulation by both the U.S. federal government and the states in which we conduct our business, along with foreign regulators (including European data protection authorities). Finally, our current and future operations are subject to additional healthcare-related statutory and regulatory requirements and enforcement by foreign regulatory authorities in jurisdictions in which we conduct our business. For more information regarding the risks related to such laws, regulations, and patient assistance programs, please see "Business—Government Regulation—Other Healthcare Laws" in this Form 10-K.
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
The regulations that govern marketing approvals, pricing, coverage, and reimbursement for new drugs vary widely from country to country. In the U.S., recently enacted legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, including certain European countries, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay our commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenue we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in QINLOCK or one or more of our drug candidates, even if such drug candidates obtain marketing approval. For more information regarding the risks related to insurance coverage and reimbursement, please see "Business—Government Regulation—Coverage and Reimbursement" in this Form 10-K.
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
In the U.S. and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of our drug candidates, restrict or regulate post-approval activities, and affect our ability to profitably sell our approved drug and any drug candidates for which we obtain marketing approval. Among policy-makers and payers in the U.S. and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access to healthcare. In the U.S., the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. There have been, and likely will continue to be, legislative and regulatory proposals at the federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. For more information regarding the risks related to such recently enacted and future legislation, please see “Business—Government Regulation—U.S. Healthcare Reform” in this Form 10-K.
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
•the demand for our drug candidates, if we obtain regulatory approval;
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
If we fail to comply with our reporting and payment obligations under the Medicaid Drug Rebate Program or other governmental pricing programs, we could be subject to additional reimbursement requirements, penalties, sanctions and fines, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
We participate in the Medicaid Drug Rebate Program, the 340B program, the U.S. Department of Veterans Affairs, Federal Supply Schedule (FSS) pricing program, and the Tricare Retail Pharmacy program, which require us to disclose average manufacturer pricing, and, in the future may require us to report the average sales price for certain of our drugs to the Medicare program. Pricing and rebate calculations vary across products and programs, are complex, and are often subject to interpretation by us, governmental or regulatory agencies and the courts. Furthermore, regulatory and legislative changes, and judicial rulings relating to these programs and policies (including coverage expansion), have increased and will continue to increase our costs and the complexity of compliance, have been and will continue to be time-consuming to implement, and could have a material adverse effect on our results of operations, particularly if CMS or another agency challenges the approach we take in our implementation. For example, in the case of our Medicaid pricing data, if we become aware that our reporting for a prior quarter was incorrect or has changed as a result of recalculation of the pricing data, we are generally obligated to resubmit the corrected data for up to three years after those data originally were due. Such restatements increase our costs and could result in an overage or underage in our rebate liability for past quarters. Price recalculations also may affect the ceiling price at which we are required to offer our products under the 340B program and give rise to an obligation to refund entities participating in the 340B program for overcharges during past quarters impacted by a price recalculation. For more information regarding price reporting, please see “Business—Government Regulation—U.S. Healthcare Reform” and “Business—Government Regulation—Coverage and Reimbursement” in this Form 10-K.
Civil monetary penalties can be applied if we are found to have knowingly submitted any false price or product information to the government, if we are found to have made a misrepresentation in the reporting of our average sales price, if we fail to submit the required price data on a timely basis, or if we are found to have charged 340B covered entities more than the statutorily mandated ceiling price. Additionally, our agreement to participate in the 340B program or our Medicaid drug rebate agreement could be terminated, in which case federal payments may not be available under Medicaid or Medicare Part D for our covered outpatient drugs. Additionally, if we overcharge the government in connection with our arrangements with FSS or Tricare Retail Pharmacy, we are required to refund the difference to the government. Failure to make necessary disclosures and/or to identify contract overcharges can result in allegations against us under the FCA and other laws and regulations. Unexpected refunds to the government, and responding to a government investigation or enforcement action, would be expensive and time-consuming, and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
Further, legislation may be introduced that, if passed, would, among other things, further expand the 340B program to additional covered entities or would require participating manufacturers to agree to provide 340B discounted pricing on drugs used in an inpatient setting, and any additional future changes to the definition of average manufacturer price or the Medicaid rebate amount could affect our 340B ceiling price calculations and negatively impact our results of operations. Additionally, certain pharmaceutical manufacturers are involved in ongoing litigation regarding contract pharmacy arrangements under the 340B program. The outcome of those judicial proceedings and the potential impact on the way in which manufacturers extend discounts to covered entities through contract pharmacies remain uncertain.

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
Notwithstanding regulations related to product promotion, the FDA, competent authorities of the Member States of the EU, and other regulatory authorities allow companies to engage in truthful, non-misleading, and non-promotional communications and scientific exchange concerning their products. We intend to engage in medical education activities and communicate with healthcare providers in compliance with all applicable laws and regulatory guidance.
Laws and regulations governing our current or future international operations may preclude us from developing, manufacturing, and selling certain drug candidates and products outside of the U.S. and require us to develop and implement costly compliance programs.
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
In some countries, particularly Canada and European countries, including without limitation, Germany and France, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing authorization to evaluate the product for reimbursement. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our drug candidate to other available therapies. If reimbursement of our approved drug is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be harmed.
We may fail to comply with evolving privacy and data protection laws, which could adversely affect our business, results of operations and financial condition.
We face increasingly stringent legal requirements with respect to privacy and data security. In the United States, new privacy and data security laws have been passed in numerous states and have been proposed in even more as well as in the U.S. Congress, reflecting a trend toward more stringent privacy legislation in the U.S., which trend may accelerate with increasing concerns about individual privacy. The existence of comprehensive privacy laws in different states in the country will make our compliance obligations more complex and costly and may require us to modify our data processing practices and policies and to incur substantial costs and potential liability in an effort to comply with such legislation.
In the EU and the U.K., we may also face particular privacy, data security, and data protection risks in connection with requirements of the General Data Protection Regulation (EU) 2016/679 (GDPR). The GDPR may increase our responsibility and liability in relation to personal data that we process where such processing is subject to the GDPR. Compliance with the GDPR will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European activities.
Likewise, many other jurisdictions around the world have enacted or are proposing comprehensive new privacy and data protection laws that can impact our business. For more information regarding these laws and regulations, please see "Business - Government Regulation—Privacy and Data Security Laws" in this Form 10-K.
Over the past few years, the number of enforcement actions and the fines have both steadily increased in the U.S. and around the world. U.S. data privacy laws, such as the CCPA, and others that may be passed, similarly introduce requirements with respect to personal information, and non-compliance with the CCPA may result in liability through private actions (subject to defined statutory damages in the event of certain data breaches) and enforcement. Failure to comply with these current and future laws, policies, industry standards, or legal obligations or any security incident resulting in the unauthorized access to, corruption of, or acquisition, release, or transfer of personal information may result in government enforcement actions, litigation, fines, and penalties, or adverse publicity and could cause our customers, business partners, and investors to lose trust in us which could have a material adverse impact on our business and results of our operations. We continue to face uncertainty as to the exact interpretation of the new requirements on our trials and we may be unsuccessful in implementing all measures required by data protection authorities or courts in interpretation of the new law.
Any investigation brought, or penalties issued, by data protection authorities could have a negative effect on our existing business and on our ability to attract and retain new clients or pharmaceutical partners. We may also experience hesitancy, reluctance, or refusal by clients or pharmaceutical partners to continue to use our products due to the potential risk exposure as a result of the current (and, in particular, future) data protection obligations imposed on them by certain data protection authorities in interpretation of current law, including the GDPR. Such clients or pharmaceutical partners may also view any alternative approaches to compliance as being too costly, too burdensome, too legally uncertain, or otherwise objectionable and therefore decide not to do business with us. Any of the foregoing could materially harm our business, prospects, financial condition, and results of operations.
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
The most recent global financial crisis caused extreme volatility and disruptions in the capital and credit markets. Similarly, the volatility associated with the COVID-19 pandemic has caused significant instability and disruptions in the capital and credit markets and, in recent months, the global economy has been impacted by increasing interest rates and high inflation, as well as by the Ukraine-Russia and Israel-Hamas wars and the possibility of a wider global conflict. A severe or prolonged economic downturn (including inflation or uncertainty caused by political violence and chaos) could result in a variety of risks to our business, including a reduced ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy or international trade disputes could also strain our suppliers, some of which are located outside of the U.S., possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.
Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance by financial institutions or transactional counterparties, could adversely affect our current and projected business operations and our financial condition and results of operations.
Events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. Although we do not have investments with any financial institution that has experienced such events, if any financial institution with which we have a relationship were to be placed into receivership, we may be unable to access such funds. In addition, if any parties with whom we conduct business are unable to access funds pursuant to instruments or lending arrangements with such a financial institution, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected. In this regard, counterparties to credit agreements and arrangements with banks in receivership or other financial difficulty, and third parties (such as beneficiaries of letters of credit, among others), may experience direct impacts from the closure or reorganization of such financial institutions and uncertainty remains over liquidity concerns in the broader financial services industry. Similar impacts have occurred in the past, such as during the 2008-2010 financial crisis.
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
Specifically, there are a large number of pharmaceutical and biotechnology companies developing or marketing treatments for cancer that would be competitive with QINLOCK and the drug candidates we are developing, if such drug candidates are approved. Many of these companies are developing cancer therapeutics that are also kinase inhibitors. Although there are currently marketed drugs that have activity in GIST through their targeting of primary and secondary KIT mutants, other than avapritinib for GIST PDGFRA exon 18 mutations only, no currently marketed drug directly targets certain secondary resistance mutations in KIT and PDGFRA, and no currently marketed drug provides coverage of all KIT and PDGFRA mutants. With respect to QINLOCK, there are a number of large pharmaceutical companies and biotechnology companies marketing small molecule drugs or biologic drugs for the treatment of GIST, including Blueprint, Novartis, Pfizer, and Bayer. We are also aware of pharmaceutical and biotechnology companies developing drugs for the treatment of GIST including APGI, Arog, CTTPG, Cogent, Immunicum, Jiangsu, NTKMT, Novartis, Taiho, Theseus, and IDRx. Several of these programs are in clinical studies, including but not limited to APGI, Arog, CTTPG, Cogent, Immunicum, Jiangsu, NTKMT, and IDRx. Further, there are numerous companies marketing or developing antibodies and small molecules targeting CSF1R for TGCT, including Abbisko, AmMax, Daiichi, DBCL, HXP, SynOx, and HutchMed. These programs are also in clinical studies for TGCT. In addition, pexidartinib is the only FDA approved product, which is indicated for the treatment of adult patients with symptomatic TGCT associated with severe morbidity or functional limitations and not amenable to improvement with surgery. With respect to DCC-3116, an ULK inhibitor designed to address mutant RAS and RAF cancers being studied in a Phase 1/2 clinical study, we are aware of other companies that are advancing programs targeting ULK, including Erasca, Txinno, and Ailon. With respect to DCC-3084, we are also aware of pharmaceutical and biotechnology companies developing pan-RAF development candidates, including Day One, Jazz Pharma, Roche, Kinnate, Erasca, Pfizer, Black Diamond, BeiGene, Nested, METiS, and Verastem. Several of these programs are in clinical studies, including but not limited to Day One, Jazz Pharma, Roche, Kinnate, Black Diamond, BeiGene, and Verastem. With respect to DCC-3009, we are aware of other pharmaceutical and biotechnology companies that are developing KIT inhibitors, including IDRx, Cogent, and NTKMT.
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
Even if a potential drug displays a favorable efficacy and safety profile in preclinical and clinical studies, market acceptance of the drug will not be known until after it is launched. Our efforts to educate the medical community and third-party payors on the benefits of our drug may require significant resources and may never be successful. Our efforts to educate the marketplace may require more resources than are required by the therapies marketed by our competitors. In addition, even if our Phase 3 INSIGHT study yields positive results and we obtain regulatory approval for QINLOCK in a sub-group of second-line GIST patients, the commercial success of QINLOCK in this indication depends on a number of additional factors, including the adoption of ctDNA testing for GIST patients. Any of the above may cause QINLOCK, or any future approved drugs, such as vimseltinib or DCC-3116, if approved, to be unsuccessful or less successful than anticipated.
Our failure to obtain additional marketing approvals in other foreign jurisdictions would prevent QINLOCK and our drug candidates from being marketed more extensively internationally, and any approval we are granted for QINLOCK or our drug candidates in the U.S., key European markets, or other countries around the world would not assure approval of QINLOCK or our drug candidates in other foreign jurisdictions.
Following the FDA approval of QINLOCK in May 2020, we commenced commercial sales of QINLOCK in the U.S. In addition, our partner, Zai, obtained regulatory approval to market QINLOCK in the PRC, Hong Kong, and Taiwan in 2021 and Israel, Macau, and Singapore in 2023. Following EC approval in November 2021, we launched QINLOCK in Germany in 2022, Italy in 2023, and have conducted the post-approval paid access program in France since April 2022. We plan to continue our geographic expansion of QINLOCK with commercial launches following the conclusion of pricing and reimbursement negotiations in other key European markets. We also plan to provide access to QINLOCK to fourth-line GIST patients in additional countries through other channels with distribution arrangements.
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
We are increasingly dependent on critical, complex, and interdependent information and technology (I&T) systems and data to operate our business. Any failure, inadequacy, interruption, or security lapse of that technology, including security attacks, incidents, and/or breaches, could harm our ability to operate our business effectively.
We have outsourced significant parts of our I&T and business infrastructure to third-party providers, and we currently use these providers to perform business critical I&T and business services for us. We are therefore vulnerable to cybersecurity attacks and incidents on the associated networks and systems, whether they are managed by us directly or by the third parties with whom we contract, and we have experienced and may in the future experience such cybersecurity threats and attacks. The risk of such threats and attacks continues to increase as we are now operating in a hybrid working environment, and sensitive data is accessed by employees working in less secure, home-based environments. The way we work continues to contain a significant remote component in most aspects of the business and we will continue to factor this into our cybersecurity risk management strategy. In addition, due to our reliance on third-party providers, we have experienced and may in the future experience interruptions, delays, or outages related to I&T service availability due to a variety of factors outside of our control, including technical failures, natural disasters, fraud, or security vulnerabilities, compromises, or attacks experienced by or caused by these third-party providers. Interruptions in the service provided by these third-party providers could affect our ability to perform critical tasks.
Because we are a global pharmaceutical company, our systems are subject to frequent cyber-attacks. Due to the nature of a growing number of increasingly sophisticated attacks, there is a risk that they may remain undetected for a period of time. While we have invested in the protection of data and information technology, our efforts may not prevent service interruptions or security compromises, incidents, or breaches (e.g., ransomware or phishing or other social engineering schemes). Any such interruption, compromise, or breach of our systems or data could adversely affect our business operations and/or result in the loss of critical or sensitive protected information, including confidential information, personal information, or intellectual property, and could result in financial, legal, business, and reputational harm to us. We maintain cyber liability insurance; however, this insurance may not be sufficient to cover the financial, legal, business, or reputational losses that may result from an interruption, compromise, or breach of our systems.
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
Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an "ownership change" (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation's ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change taxable income may be limited. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As of December 31, 2023, we had U.S. federal net operating loss carryforwards and U.S. federal research and development tax credit carryforwards, which could be limited if we experience an "ownership change."
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
Additionally, an outbreak of any highly infectious or contagious diseases, could seriously harm our research, development, and commercialization efforts, increase our costs and expenses and have a material adverse effect on our business, financial condition, and results of operations.
Broad-based business or economic disruptions could adversely affect our ongoing or planned research and development and commercialization activities. For example, in December 2019, an outbreak of a novel strain of coronavirus spread to the majority of countries around the world, including the U.S. The extent to which an outbreak of any highly infectious or contagious diseases, impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity, and duration of the pandemic, actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others.
The disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster, health crisis, or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business.
Risks Related to Clinical Development, Regulatory Review, and Approval of Our Drug and Drug Candidates
Risks Related to Clinical Development
Our pivotal Phase 3 INSIGHT study of QINLOCK versus sunitinib in second-line GIST patients with mutations in KIT exon 11 and 17 and/or 18 and the absence of mutations in KIT exon 9, 13, and/or 14, which we also refer to as patients with mutations in KIT exon 11 and 17/18 (the INSIGHT study), may not be successful.
In January 2023, we announced results from an exploratory ctDNA analysis from the Phase 3 INTRIGUE study of QINLOCK in patients with GIST previously treated with imatinib, which showed substantial clinical benefit of QINLOCK in second-line GIST patients with mutations in KIT exon 11 and 17/18. Based on these exploratory results, we initiated the pivotal

Phase 3 INSIGHT study of QINLOCK versus sunitinib in this patient population in the second half of 2023. However, our Phase 3 INTRIGUE study for QINLOCK in second-line GIST patients did not meet its primary endpoint and any results from preclinical studies or clinical trials to support the approval of QINLOCK for the treatment of certain second-line GIST patients, including, without limitation, the Phase 3 INTRIGUE study or the exploratory analysis of sub-group mutational data from this study, may not be predictive of results in future clinical trials, including our Phase 3 INSIGHT study.
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
While we designed QINLOCK to inhibit the full spectrum of the known mutant or amplified KIT and PDGFRA kinases that drive cancers such as GIST, we may find that patients treated with QINLOCK have or develop mutations that confer resistance to treatment. We are aware of a secondary mutation in PDGFRA, in a patient not treated with QINLOCK, where the potency of inhibition determined in in vitro assays by QINLOCK suggests that this mutation may confer resistance to QINLOCK in patients. We may identify additional mutations in PDGFRA or mutations in KIT that are resistant to QINLOCK. For example, our Phase 3 INSIGHT study is designed to evaluate a specific population of GIST patients with mutations in KIT exon 11 and 17/18. Our INSIGHT study excludes patients with mutations in KIT exon 9, 13, and/or 14 because we observed that this sub-group of patients derived substantially improved clinical benefit with sunitinib versus QINLOCK in our ctDNA analysis from the Phase 3 INTRIGUE study. If patients have or develop resistance to treatment with our approved drug or drug candidates, we may be unable to successfully complete our clinical trials and may not be able to obtain regulatory approval.
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

For example, our enrollment for the INSIGHT study requires patients to have the specific KIT exon 11 primary and exon 17/18 secondary mutations. We estimate that we will need to test numerous GIST patients for every one patient that meets the proposed trial criteria and this will require a number of sites. We cannot be certain how many patients will have the requisite mutations for inclusion in the trial or that we will be able to successfully enroll the number of patients required for regulatory approval. If we are unable to locate or identify a sufficient number of eligible patients, or if our vendor for ctDNA analysis does not meet our expected timelines or quality standards, our clinical trial and development plans could be delayed, and our ability to seek participation in the FDA’s expedited review and approval programs, including BTD and fast track designation, or otherwise to seek to accelerate clinical development and regulatory timelines could be compromised. In addition, some of our competitors have ongoing, or planned, clinical trials for drug candidates that treat the same indications as our drug or drug candidates, and in additional indications for our existing drug, and may simultaneously cover the same line of therapy and/or focus on sub-populations of a line of therapy, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials for our competitors' drug candidates or patients may not be eligible for our trials, which could potentially change the availability or number of patients from a particular sub-population. Patient enrollment and/or drop-out rate is affected by other factors including:
•the severity and rarity of the disease under investigation;
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
•receipt and related terms of marketing approvals from applicable regulatory authorities, including for vimseltinib for the potential treatment of TGCT;
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
We may be required to conduct additional clinical trials or other testing of our drug or drug candidates beyond those that we currently contemplate if we are unable to successfully complete clinical trials for our drug or drug candidates or other testing, obtain results of these trials or tests that are not positive or are only modestly positive, or if there are safety concerns. While we generally plan to conduct only one pivotal Phase 3 trial for each currently anticipated drug candidate, for a single randomized trial to support submission to the FDA of an NDA, the trial must be well-designed, well-conducted, with a favorable risk/benefit ratio, and provide statistically persuasive efficacy findings so compelling that a second trial would be unethical or practically impossible to repeat. In addition, certain data that we have presented to date have been generated and reviewed at the clinical sites and are preliminary. The data may be subject to subsequent central review, and based on that review, there may be changes to these data which may not be favorable. For example, in our Phase 1 study of QINLOCK, there were differences observed between imaging data assessed at the clinical sites in accordance with the Phase 1 protocol and by central review, including some instances where central review's findings regarding the number of objective responses were less favorable than those previously reported. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their drug candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. In addition, we, or our licensees, such as Zai in Greater China, may be required to conduct additional clinical trials in the local region or regions where the licensees seek to commercialize our drug or drug candidates before a local regulatory authority will approve any marketing application. These local studies may involve, among other things, exploration of the effect our drug or drug candidates may have on a local population, which could be different than our clinical trial results or experience to date and subject these trials and our development efforts to the risk that they do not support regional approval.
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
Risks Related to the Industry
With the exception of QINLOCK, we have not received approval or authorization to market any of our drug candidates from regulatory authorities in any jurisdiction. Even if we complete the necessary clinical trials, the marketing approval process is expensive, time-consuming, and uncertain, which may prevent us from obtaining approvals for the commercialization of some or all of our drug candidates or expand our marketing for QINLOCK in additional geographies. If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals for our drug and drug candidates, including vimseltinib, and, if applicable, including by a third party, for any related companion diagnostic tests, or if we experience a delay in drug supply, we will not be able to commercialize our drug candidates or continue our geographic expansion of QINLOCK, and our ability to generate revenue will be materially impaired.
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
Regulatory authorities in some jurisdictions, including the U.S. and Europe, may in response to a request from the sponsor designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the U.S. For example, we have received orphan drug designation for ripretinib for the treatment of fourth-line GIST in the U.S. In the EU, a medicinal product may be designated as orphan if (1) it is intended for the diagnosis, prevention, or treatment of a life-threatening or chronically debilitating condition; (2) either (i) such condition affects no more than five in 10,000 persons in the EU when the application is made, or (ii) it is unlikely that the product, without the benefits derived from orphan status, would generate sufficient return in the EU to justify the necessary investment in its development; and (3) there exists no satisfactory method of diagnosis, prevention, or treatment of such condition authorized for marketing in the EU or, if such a method exists, the product will be of significant benefit to those affected by the condition, as defined in Regulation (EC) 847/2000.
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
Even if we obtain orphan drug exclusivity for a product's use in a specific indication, that exclusivity may not effectively protect the product from competition. For more information regarding the risks related to orphan drug designation and orphan drug exclusivity, please see "Business-Government Regulation—Orphan Drug Designation" in this Form 10-K.
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
We may develop, either by ourselves or with collaborators, in vitro companion diagnostic tests for our drug candidates for certain indications, including the companion diagnostic test that we intend to develop for QINLOCK in order to identify second-line GIST patients with mutations in KIT exon 11 and 17/18. To be successful, we or our collaborators will need to address a number of scientific, technical, regulatory, and logistical challenges. The FDA regulates in vitro companion diagnostic tests as medical devices that will likely be subject to clinical trials in conjunction with the clinical trials for our drug candidates, and which will require regulatory clearance or approval prior to commercialization. We will and may in the future rely on third parties for the design, development, and manufacture of companion diagnostic tests for our therapeutic drug candidates that require such tests. We have limited experience in the development and commercialization of companion diagnostic tests with third parties and may not be successful in developing and commercializing appropriate companion diagnostic tests with third parties to pair with our drug candidates that receive marketing approval. If these parties are unable to successfully develop companion diagnostic tests for these therapeutic drug candidates, or experience delays in doing so, the development of these therapeutic drug candidates may be adversely affected, these therapeutic drug candidates may not obtain marketing approval, and we may not realize the full commercial potential of any of these therapeutics that obtain marketing approval. As a result, our business, results of operations, and financial condition could be materially harmed. For more information regarding the risks related to development of companion diagnostic tests, please see "Business-Government Regulation of Diagnostic Tests" in this Form 10-K.

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
In November 2021, we announced that vimseltinib had been granted fast track designation by the FDA for the treatment of patients with TGCT who are not amenable to surgery. We intend to and may in the future seek fast track designation for some of our other drug candidates. If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address an unmet medical need for this condition, the drug sponsor may apply for FDA fast track designation. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular drug candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Even if we do receive fast track designation, we may not experience a faster development process, review, or approval compared to conventional FDA procedures. The FDA may rescind fast track designation if the drug candidate no longer meets the qualifying criteria for fast track designation, such as if the drug: (1) no longer demonstrates a potential to address unmet medical need or (2) is not being studied in a manner that shows the drug can treat a serious condition and meets an unmet medical need. A drug candidate may no longer demonstrate a potential to address an unmet medical need if a new product was approved under a traditional approval that addressed the same need or if emerging clinical data failed to show that the fast track designated drug candidate had the anticipated advantage over available therapy. For more information regarding the risks related to fast track designation, please see "Business-Government Regulation-Special FDA Expedited Review and Approval Programs" in this Form 10-K.
A breakthrough therapy designation (BTD) by the FDA for our drug candidates may not lead to a faster development or regulatory review or approval process, and it does not increase the likelihood that our drug candidates will obtain marketing approval.
In March 2023, the FDA granted BTD for QINLOCK for the treatment of adult patients with unresectable or metastatic GIST who received prior treatment with imatinib, and who harbor a KIT exon 11 mutation and co-occurring KIT exon 17 and/or 18 mutations (KIT exon 11+17/18 mutations). We have in the past received and may in the future seek a BTD for some of our drug candidates. For more information regarding the risks related to BTD, please see "Business-Government Regulation-Special FDA Expedited Review and Approval Programs" in this Form 10-K
A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For drugs and biologics that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Drugs designated as breakthrough therapies by the FDA may also be eligible for accelerated approval.
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
Investment in pharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We were formed and commenced operations in 2003. Other than QINLOCK, we have no approved products for commercial sale and have not generated sufficient revenue to result in a profit from product sales. We continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we have never been profitable and have incurred losses in each year since inception. For the years ended December 31, 2023, 2022, and 2021, we reported net losses of $194.9 million, $178.9 million, and $300.0 million, respectively. As of December 31, 2023, we had an accumulated deficit of $1.4 billion.

Since our inception, we have focused substantially all of our efforts and financial resources on developing our proprietary compound library, including, without limitation, the preclinical and clinical development of QINLOCK and our drug candidates and, more recently, establishing a commercial infrastructure. On May 15, 2020, QINLOCK was approved by the FDA for the treatment of adult patients with advanced GIST who have received prior treatment with three or more kinase inhibitors, including imatinib. Except for QINLOCK, all of our drug candidates, including vimseltinib and DCC-3116, are still in clinical stages of development. To date, we have not generated sufficient revenue to result in a profit from the product sales of QINLOCK and have funded our operations primarily with proceeds from the sales of our common stock in public offerings and through at-the-market offerings, sales of preferred shares, proceeds from the issuance of convertible notes, payments received under a concluded collaboration agreement, upfront and milestones received under our license agreement with Zai, borrowings under a repaid construction loan, and research and development grants from the Kansas Bioscience Authority Since our inception, we received an aggregate of $1.6 billion in net proceeds from such transactions. As of December 31, 2023, our cash, cash equivalents, and marketable securities were $352.9 million.
We expect to incur operating losses for the foreseeable future, particularly as we commercialize QINLOCK, seek marketing approval for vimseltinib, and advance development of our drug and drug candidates. Our prior losses, combined with expected future losses, have had, and will continue to have, an adverse effect on our stockholders' equity and working capital. We expect to incur significant research and development expenses in connection with our ongoing and future clinical trials of QINLOCK in the Phase 3 INSIGHT study, vimseltinib, and DCC-3116, and development of any other future drug candidates we may choose to pursue. In addition, we will incur significant sales, marketing, and outsourced manufacturing costs and expenses in connection with the commercialization of QINLOCK and any other approved drugs in the future. We expect to incur costs associated with preparations for commercial activities in key European markets and other countries around the world in connection with the marketing approval for QINLOCK in these select jurisdictions. We have and will also continue to incur additional costs associated with operating as a public company. As a result, we expect to continue to incur operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing and commercializing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.
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
•the timing or likelihood of regulatory actions, filings, and approvals for our current and future drug candidates, including our ability to obtain and maintain regulatory approval for QINLOCK or obtain and maintain regulatory approval for vimseltinib, or any of our current or future drug candidates;
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
We expect to incur significant expenses in connection with our ongoing activities, particularly as we commercialize QINLOCK and conduct our Phase 3 INSIGHT study, and advance our drug candidates, vimseltinib and DCC-3116, and seek to identify lead drug candidates in our research programs. We expect increased expenses as we continue our research and development and initiate additional clinical trials and establish arrangements with third parties for the manufacture of clinical supplies of and seek marketing approval for our drug candidates. In addition, we expect to incur significant commercialization costs and expenses related to product manufacturing, marketing, sales, and distribution of QINLOCK, including related to our commercial launch in key European markets and any current or future drug candidate for which we may receive marketing approval, including vimseltinib. Furthermore, we expect to continue to incur costs associated with operating as a public company.
Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed, or on attractive terms, we could be forced to delay, reduce, or eliminate our research or drug development programs or our commercialization efforts.
We believe that our cash, cash equivalents, and marketable securities as of December 31, 2023, together with anticipated product, royalty, and supply revenues, but excluding any potential future milestones received under our collaboration or license agreements will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2026. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.
Our future capital requirements will depend on many factors, including:
•the scope, progress, costs, and results of drug discovery, preclinical development, and clinical trials for our drug candidates;
•our ability to obtain regulatory approval and support the commercialization of vimseltinib, if approved, for the treatment of TGCT;
•the number and development requirements of drug candidates that we pursue, including ones we may acquire from third parties;
•the costs and timing of arrangements with third parties for the manufacture of clinical and commercial supplies of QINLOCK and our drug candidates;
•the market acceptance, success, costs and timing associated with our commercialization activities for QINLOCK or any of our future approved drugs, including product manufacturing, marketing, sales, and distribution, as well as infrastructure costs in the U.S. and key European markets and in other jurisdictions where we may seek marketing approval and choose to sell or enter into distribution arrangements;
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
Until at least such time, if ever, as we can generate sufficient product revenues to result in a profit, we expect to finance our cash needs primarily through a combination of equity, debt, or other financings, collaborations, strategic alliances, and marketing, distribution, or licensing arrangements. We do not currently have any committed external source of funds. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership of our stockholders' interest will be diluted, and the terms of our securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures, or declaring dividends.
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
As of January 31, 2024, our executive officers and directors, and, combined with our stockholders who own more than 10% of our outstanding capital stock based on filings required by Section 13 of the Exchange Act through February 1, 2024, beneficially own shares, in the aggregate, representing approximately 32% of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to exert significant influence over all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would have significant influence over the election of directors and approval of any merger, consolidation, or sale of all or substantially all of our assets. This concentration of ownership control may:
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
Our amended and restated by-laws provide that, unless we consent in writing to an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for any state law claims for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of or based on a breach of a fiduciary duty owed by any of our current or former directors, officers, and employees to us or our stockholders, (iii) any action asserting a claim against us or any of our current or former directors, officers, employees, or stockholders arising pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated by-laws, or (iv) any action asserting a claim governed by the internal affairs doctrine (collectively, the Delaware Forum Provision). The Delaware Forum Provision will not apply to any causes of action arising under the Securities Act or the Exchange Act. Our amended and restated by-laws further provide that unless we consent in writing to the selection of an alternative forum, the United States District Court for the District of Massachusetts shall be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, or the Federal Forum Provision, as our principal executive offices are located in Waltham, Massachusetts. In addition, our amended and restated by-laws provide that any person purchasing or otherwise acquiring any interest in any shares of our capital stock shall be deemed to have notice of and to have consented to the Delaware Forum Provision and the Federal Forum Provision; provided, however, that stockholders cannot and will not be deemed to have waived our compliance with the U.S. federal securities laws and the rules and regulations thereunder.
We recognize that the Delaware Forum Provision and the Federal Forum Provision may impose additional litigation costs on stockholders in pursuing any such claims. Additionally, these forum selection clauses in our amended and restated by-laws may limit a stockholder's ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or employees, which may discourage the filing of such lawsuits against us and our directors, officers, and employees even though an action, if successful, might benefit our stockholders. While the Delaware Supreme Court and other state courts have upheld the validity of federal forum selection provisions purporting to require claims under the Securities Act be brought in federal court, there is uncertainty as to whether other courts will enforce our Federal Forum Provision. The Federal Forum Provision may also impose additional litigation costs on stockholders who assert that the provision is unenforceable, and if the Federal Forum Provision is found to be unenforceable, we may incur additional costs with resolving such matters. The Court of Chancery of the State of Delaware and the United States District Court for the District of Massachusetts may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments or results may be more favorable to us than to our stockholders.
The market price of our common stock may be volatile and fluctuate substantially upon the occurrence of future events, which could result in substantial losses for purchasers of our common stock.
Our stock price is likely to be volatile. The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. Our common stock is currently quoted on the Nasdaq Global Select Market under the symbol "DCPH." Since our common stock began trading on the Nasdaq Global Select Market on September 28, 2017, our stock has traded at prices as low as $6.51 per share and as high as $71.11 per share through January 31, 2024. Market prices for our common stock will be influenced by a number of factors, including:
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
We do not currently own any or operate any manufacturing facilities for the production of QINLOCK or any drug candidates that may be approved in the future. We produce in our research laboratories very small quantities of drug substance for evaluation in our research programs. We rely, and expect to continue to rely, on sole source third-party suppliers for the manufacture and supply of QINLOCK and certain of our drug candidates for preclinical and clinical testing, and for the commercial manufacture of any of our current and future drugs. This reliance on third parties increases the risk that we will not have sufficient quantities of our drug or drug candidates or such quantities at an acceptable cost or quality or in a timely manner, which could delay, prevent, or impair our development or commercialization efforts, or those of our partners. Our third-party suppliers may not be required to, or may be unable to, provide us with any guaranteed minimum production levels or have sufficient dedicated capacity for our drug. Further, there can be no assurance that our supply of QINLOCK and our other drug candidates will not be limited, interrupted, or of satisfactory quality. As a result, there can be no assurances that we will be able to obtain sufficient quantities of QINLOCK or any drug candidates that may be approved in the future, which could have a material adverse effect on our business as a whole. Although we actively manage these third-party relationships to ensure continuity, quality, and compliance with regulations, some events beyond our control, including global economic or political developments, could result in supply chain disruptions or the complete or partial failure of these manufacturing services. Any such failure or disruptions could materially adversely affect our business, financial condition, cash flows, and results of operations.
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
We have only limited supply arrangements in place with respect to our drug candidates and sole source supplier arrangements for our commercial supply of drug substance, and finished drug product for QINLOCK. We have scaled up and validated our manufacturing process for QINLOCK, and may continue to scale up as needed to satisfy greater drug requirements for commercialization. We acquire many key materials on a purchase order basis. As a result, while we have commercial supply arrangements for our drug substance and finished drug product for QINLOCK, we do not have long term supply arrangements with respect to our drug candidates and other materials. We do not currently have arrangements in place for redundant supply or a second source for drug substance or drug product.
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
We do not currently have a validated manufacturing process for any of our drug candidates, other than our approved drug, QINLOCK. In addition, we have not yet scaled-up our manufacturing process for any of our drug candidates, other than vimseltinib. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects, and other supply disruptions. If microbial, viral, or other contaminations are discovered in our drug or drug candidates or in the manufacturing facilities in which our drug or drug candidates are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination.
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
We have in the past, currently have, and may in the future, seek third-party licensees and/or collaborators for the development and commercialization of certain approved drugs or drug candidates on a selective basis. Our likely licensees and/or collaborators for any arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies, and biotechnology companies. For example, in 2019, we licensed QINLOCK for development and commercialization in Greater China to Zai, a China and U.S.-based commercial stage biopharmaceutical company. Zai received regulatory approval to market QINLOCK in the PRC, Hong Kong, and Taiwan in 2021 and Israel, Macau, and Singapore in 2023. We will not derive product revenue from Zai's sales of QINLOCK in Greater China and will in return for the license rights granted receive specified payments in the form of an upfront payment, certain milestone payments, if achieved, and royalties on the licensee's sales of QINLOCK in Greater China during a specified period. In addition, our clinical development plan for DCC-3116 is focused on combination strategies for patients with documented RAS and RAF cancer mutations. We currently have and may in the future choose to enter into collaboration arrangements with other pharmaceutical companies for arrangements with DCC-3116.
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
Our European patents and patent applications could be challenged in the recently created UPC for the EU. We decided to remove, i.e., opt out, our European patents and European patent applications from the jurisdiction of the UPC. However, if certain formalities and requirements were not met, our European patents and patent applications could be challenged for non-compliance and brought under the jurisdiction of the UPC. We cannot be certain that our European patents and patent applications will avoid falling under the jurisdiction of the UPC, even after we decided to opt out of the UPC. Under the UPC, a granted European patent would be valid and enforceable in numerous European countries. Although such patent rights would apply to numerous European countries, a successful challenge to a European patent under the UPC could result in loss of patent protection in numerous European countries. Accordingly, a single proceeding under the UPC addressing the validity and infringement of the European patent could result in loss of patent protection in numerous European countries rather than in each validated country separately as such patents always have been adjudicated. Such a loss of patent protection could have a material adverse impact on our business and our ability to commercialize or license our technology and drug candidates.
Our intellectual property licenses from third parties could limit our ability to control certain decisions relating to our licensed European patents and applications.
We may enter into license agreements where we may not have the final or sole decision on whether we are able to opt out certain of our in-licensed European patents and patent applications from the recently created UPC for the European Union. While our licensors may decide to opt out of the UPC, we cannot guarantee that any of our current or future in-licensed European patents and patent applications will be challenged for non-compliance during the opt-out procedure and if successful, brought under the jurisdiction of the UPC, nor that our licensors will decide to opt back into the UPC at a later time. Thus, we cannot be certain that any of our current or future in-licensed European patents and patent applications will not fall under the jurisdiction of the UPC. Under the UPC, a single European patent would be valid and enforceable in numerous European countries. A challenge to the validity of a European patent under the UPC, if successful, could result in a loss of patent protection in numerous European countries which could have a material adverse impact on our business and our ability to commercialize or license our technology and product candidates.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 1C.    CYBERSECURITY
Cyber Risk Management and Strategy
We have developed and maintain an information security program designed to assess, identify, and manage risks from cybersecurity threats. As part of this program, we conduct periodic assessments of our assets to evaluate the effectiveness of applicable security controls. These assessments are informed by industry standard frameworks and include a review of our information security controls to assess cybersecurity maturity compared to our peers and other highly regulated industries. The results of these assessments are reported to the board of directors as part of a cybersecurity update report conducted at least annually.
We also engage vendors to assist with enterprise managed detection and response, global security operations center, security information and event management, and enterprise vulnerability management. In addition, we have implemented a cybersecurity third party risk management process to assess mission and business critical third parties for cyber risks and to assist the business in making risk-informed technology product and services decisions. Our practice is to perform due diligence, including the completion of security questionnaires and risk assessments, as appropriate, on third parties who maintain material data or information to help us evaluate and verify third party information security capabilities.

We have adopted an Incident Response Management Procedure (the Procedure) that outlines the legal and governance processes for identifying and managing material risks to privacy and security. An incident response team is responsible for carrying out the Procedure and is led by our information & technology (I&T) department, and includes members from our legal and compliance, privacy, investor relations, finance, and quality departments. In addition, our enterprise information security program describes our capabilities and processes for the preparation, detection, analysis, containment, recovery, and reporting of incidents. We also manage and maintain business continuity and disaster recovery capabilities to help ensure the availability of business-critical technology resources during adverse conditions.

Governance Related to Cybersecurity Risks
Management is responsible for the day-to-day management of risks we face, while our board of directors, as a whole and through committees, has responsibility for the oversight of risk management. Our board of directors oversees the management of our risks from cybersecurity threats. In addition, the full board discusses with management our major risk exposures, their potential impact on us, and the steps we take to manage them.
Our Vice President of I&T is responsible for developing, implementing, and maintaining our cybersecurity risk management policies and procedures. The individual currently serving in the role of Vice President of I&T has over twenty-five years of experience in cybersecurity, information security, data protection, privacy, regulatory compliance and risk management within complex and international business verticals such as pharmaceutical/biotech, technology, financial services, and retail. The Vice President of I&T reports to our Chief Financial Officer, and provides periodic cybersecurity updates to our board on at least an annual basis. Our incident response process contemplates that the executive team will notify the board of a material cybersecurity incident.
Our cybersecurity steering committee (the Steering Committee) oversees technical matters regarding cybersecurity through periodic meetings and frequent communications. When formal meetings are held, attending committee members include representatives from the I&T, regulatory affairs, quality, finance, and legal and compliance departments. The Steering Committee has a charter that is reviewed internally to ensure it is aligned with our business strategy. As outlined in its charter, the Steering Committee has three key roles: (i) systems assurance: to oversee the establishment and maintenance of effective cybersecurity mechanisms throughout the Company; (ii) documentation: review of documented policies, standards, processes, and procedures that will have a direct or indirect impact on the security and privacy of our information; and (iii) management of information security risk: identify and manage significant cybersecurity risks across the Company, including escalating to our executive leadership team where appropriate.
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
Additionally, we lease 47,262 square feet of laboratory, office, and storage space in Lawrence, Kansas, which is used primarily for discovery research, preclinical research and non-clinical functions. The initial term of the leases in Lawrence, Kansas will expire on December 31, 2030 unless terminated earlier in accordance with the terms of the lease and we are entitled to two five-year options to extend the leases. The described leased space in Lawrence, Kansas includes space for leases that are less than 12 months, and as a result, these leases are not reflected within the consolidated balance sheets.
We also lease 861 square feet of space in Zug, Switzerland for our European headquarters, to accommodate our needs for office space in supporting our European commercialization efforts. The lease terms for such space are generally less than 12 months.
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
Holders of Our Common Stock
As of January 31, 2024, there were approximately two holders of record of shares of our common stock. This number does not include stockholders for whom shares are held in "nominee" or "street" name.
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
Securities authorized for issuance under equity compensation plans
Information about our equity compensation plans will be included in our definitive proxy statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.
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
The following graph compares the performance of our common stock to the Nasdaq Composite Index and to the Nasdaq Biotechnology Index from December 31, 2018 through December 31, 2023. The comparison assumes $100 was invested in our common stock and in each of the foregoing indices after the market closed on December 31, 2018, and it assumes reinvestment of dividends, if any. The stock price performance included in this graph is not necessarily indicative of future stock price performance.
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
Overview
We are a biopharmaceutical company focused on discovering, developing, and commercializing important new medicines to improve the lives of people with cancer. Leveraging our proprietary switch-control kinase inhibitor platform and deep expertise in kinase biology, we design kinase inhibitors to target the switch pocket region of the kinase with the goal of developing potentially transformative medicines. Through our patient-inspired approach, we seek to develop a broad portfolio of innovative medicines to improve treatment outcomes. QINLOCK, our switch-control tyrosine kinase inhibitor, was discovered using our proprietary drug discovery platform and designed for the treatment of GIST. QINLOCK is approved in Australia, Canada, China, the EU, Hong Kong, Iceland, Israel, Liechtenstein, Macau, Norway, New Zealand, Singapore, Switzerland, Taiwan, the U.K., and the U.S. for the treatment of fourth-line advanced GIST. We wholly own QINLOCK and all of our drug candidates with the exception of a development and commercialization out-license agreement for QINLOCK in Greater China. In addition to QINLOCK, we have developed a robust pipeline of novel drug candidates using our switch-control kinase inhibitor platform, including vimseltinib and DCC-3116.
Our Drug and Drug Candidates
QINLOCK
QINLOCK, an orally administered kinase switch control inhibitor of the KIT and PDGFRA kinases, is approved in sixteen territories for the treatment of fourth-line advanced GIST.

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
In January 2023, we announced findings from an exploratory analysis using ctDNA analysis from the Phase 3 INTRIGUE study demonstrating substantial clinical benefit of QINLOCK in second-line GIST patients with mutations in KIT exon 11 and 17 and/or 18 and the absence of mutations in KIT exon 9, 13, and/or 14, which we also refer to as patients with mutations in KIT exon 11 and 17/18. Based on the results of the ctDNA analysis and discussions with the FDA, in August 2023, we announced that we opened the first sites for enrollment in the pivotal Phase 3 INSIGHT study of QINLOCK versus sunitinib in this patient population. Following QINLOCK’s EC approval in fourth-line GIST in November 2021, we have focused our direct commercial efforts in key European markets. We launched QINLOCK in Germany in 2022 and Italy in 2023, and have conducted the AP2 program in France since 2022. We also plan to continue the geographic expansion of QINLOCK in 2024, with planned commercial launches following conclusion of pricing and reimbursement negotiations in additional European and international markets. We also plan to provide access to QINLOCK to fourth-line GIST patients in additional European countries through other channels with distribution arrangements.
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
In October 2023, we announced positive top-line data from the MOTION study. The study met its primary endpoint in the intent-to-treat population demonstrating statistically significant and clinically meaningful improvement versus placebo in objective response rate at Week 25 based on blinded independent radiologic review per Response Evaluation Criteria in Solid Tumors version 1.1. In addition to meeting the primary endpoint, the study also achieved statistically significant and clinically meaningful improvements versus placebo in all key secondary endpoints including TVS, ROM, physical function, stiffness, quality of life, and pain. Vimseltinib was well-tolerated and the observed adverse events in the MOTION study were consistent with previously presented Phase 1/2 study results, including the data discussed below.
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
We will continue to engage with regulatory authorities and expect to submit an NDA to the FDA in the second quarter of 2024 and a MAA with the EMA in the third quarter of 2024 for vimseltinib for the treatment of patients with TGCT.

In January 2023, we announced that we plan to initiate a Phase 2 study of vimseltinib for the potential treatment of cGVHD in the fourth quarter of 2024, subject to FDA feedback.
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
DCC-3116 is being studied in a Phase 1/2 study designed to evaluate the safety, tolerability, clinical activity, PK, and PD of DCC-3116 as a single agent and in combination with sotorasib, an FDA-approved KRASG12C inhibitor, in patients with advanced or metastatic solid tumors with KRASG12C mutation, QINLOCK, our FDA-approved KIT inhibitor, in patients with GIST. In 2024, we plan to select a recommended Phase 2 dose for at least one potential expansion cohort, subject to favorable data.
In August 2023, we announced the completion of the single agent DCC-3116 dose escalation portion of the Phase 1/2 study (n=28). We also provided updated data on the PK characteristics of single agent DCC-3116.
In addition, in August 2023, we provided an update on the ongoing Phase 1/2 study in combination with trametinib, binimetinib, and sotorasib.
In January 2024, we announced that we are prioritizing the development of DCC-3116 in combination with sotorasib and with QINLOCK and discontinued development of the DCC-3116 cohorts in combination with (i) trametinib in patients with advanced or metastatic solid tumors with RAS, NF1, or RAF mutations; (ii) binimetinib in patients with advanced or metastatic solid tumors with RAS, NF1, or RAF mutations; and (iii) encorafenib and cetuximab in patients with colorectal cancer. As a result, we also terminated the clinical trial collaboration and supply agreement with Pfizer Inc. (Pfizer) for the dose escalation study evaluating DCC-3116 in combination with encorafenib and cetuximab in patients with colorectal cancer prior to enrollment in any clinical studies.
Preclinical Pipeline
We are also making a focused investment in our next generation of research programs, which are designed to provide first-in-class or best-in-class treatments using our proprietary switch-control inhibitor platform.
In November 2022, we announced the nomination of DCC-3084 as our pan-RAF inhibitor development candidate. DCC-3084 is a potential best-in-class pan-RAF inhibitor that is designed to broadly inhibit Class I, II, and III BRAF mutations, BRAF fusions, and BRAF/CRAF heterodimers. In April 2023, we presented preclinical data for DCC-3084 at the AACR Annual Meeting 2023. In the fourth quarter of 2023, we submitted an IND application to the FDA for DCC-3084 and expect to initiate the Phase 1 study of DCC-3084 in the first half of 2024.
In April 2023, we announced the nomination of DCC-3009 as our next generation KIT inhibitor. DCC-3009 is a potential best-in-class next generation KIT inhibitor that is designed to inhibit the broad spectrum of known primary and secondary drug resistant mutations in GIST, spanning KIT exons 9, 11, 13, 14, 17, and 18. In April 2023, we presented preclinical data for DCC-3009 at the AACR Annual Meeting 2023. We expect to submit an IND application to the FDA for DCC-3009 in the first half of 2024 and initiate a Phase 1 study of DCC-3009 in the second half of 2024, each subject to FDA feedback.
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
Components of Our Results of Operations
Revenues
QINLOCK is approved in Australia, Canada, China, the EU, Hong Kong, Iceland, Israel, Liechtenstein, Macau, Norway, New Zealand, Singapore, Switzerland, Taiwan, the U.K., and the U.S. for the treatment of fourth-line GIST. We may generate revenue in the future from a combination of product sales or payments from collaboration, distribution, or any potential additional license agreements that we may enter into with third parties. We expect that our revenue in the foreseeable future will be derived primarily from sales of QINLOCK and, payments owed to us under the Zai License Agreement and Zai Supply Agreement agreements we entered into with Zai in June 2019 and February 2020, respectively, including royalty revenues under the Zai License Agreement following the approvals of QINLOCK in the PRC and Hong Kong in March 2021. We cannot provide assurance as to what extent we will generate revenue from the commercialization of QINLOCK or if, when, or to what extent we will generate revenue from the commercialization and sale of our drug candidates, including vimseltinib, for which we may receive marketing approval, if any. Additionally, we cannot provide assurance as to the extent of future royalty payments, the timing of future milestone payments, or that we will achieve and receive any future milestone payments at all. We may never succeed in obtaining regulatory approval for any of our drug candidates other than QINLOCK.
Product Revenues, Net
During the years ended December 31, 2023, 2022, and 2021, our only source of product revenues was from the sales of QINLOCK. Product revenues are recorded net of estimates of variable consideration. Please read Note 2, Summary of Significant Accounting Policies and Note 3, Revenues, of these consolidated financial statements included in this Form 10-K for further details of the reserves recorded for variable considerations.
Collaboration Revenues
For the years ended December 31, 2023, 2022, and 2021, collaboration revenues were associated with the Zai License Agreement and Zai Supply Agreement.
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

Cost of sales for newly launched products will not include the full cost of manufacturing until the initial pre-launch inventory is depleted, and additional inventory is manufactured and sold. The gross margin on sales of QINLOCK for the years ended December 31, 2022 and 2021 was enhanced by sales of the initial pre-launch inventory, and therefore, use of active pharmaceutical ingredients and components that were previously expensed as research and development expenses prior to the launch of QINLOCK, referred to as zero cost inventories. However, we do not expect that the cost of sales as a percentage of net sales of QINLOCK will increase significantly after we have sold all zero cost inventories and commenced the sales of inventories which will reflect the full cost of manufacturing. We began selling inventory with the full cost of manufacturing in the fourth quarter of 2022.
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
•the timing or likelihood of regulatory actions, filings, and approvals for our current and future drug candidates, including our ability to obtain and maintain regulatory approval for QINLOCK or obtain and maintain regulatory approval for vimseltinib, or any of our current or future drug candidates;
•successful completion of our Phase 3 INSIGHT study of QINLOCK, advancing our DCC-3116 program through clinical development, and nominating additional drug candidates from our switch control inhibitor platform;
•achieving and maintaining market acceptance of QINLOCK, or any current or future drug candidate for which we may receive marketing approval, in the medical community and with third-party payors;
•developing and implementing marketing and reimbursement strategies;
•raising additional funds necessary to fund ongoing operations and capital expenditure requirements, including to complete clinical development of and commercialize any current or future drug candidates for which we receive approval;
•making or maintaining and expanding arrangements with third-party manufacturers, or establishing manufacturing capabilities, for both clinical and commercial supplies of our drug and drug candidates;
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
A change in the outcome of any of these variables with respect to the commercialization of QINLOCK or the development of our drug or any of our drug candidates would significantly change the costs and timing associated with the commercialization of QINLOCK or development of our drug or that drug candidate. We may never succeed in obtaining regulatory approval for any of our drug candidates, including vimseltinib, other than QINLOCK.
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

•the cost of consultants and contract manufacturing organizations (CMOs) that manufacture drug products for use in our preclinical studies and clinical trials as well as all expenses associated with the pre-launch manufacturing of commercial inventory of vimseltinib, if approved; and
•facilities, depreciation, and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance, supplies, and technology-related costs.
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
Research and development activities are central to our business model. Drugs and drug candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect research and development expenses associated with our drug and drug candidate programs will increase in 2024 as these programs progress and as we support regulatory filing submissions for vimseltinib. We do not believe that it is possible at this time to accurately project total program-specific expenses through commercialization. There are numerous factors associated with the successful commercialization of our drug and any of our drug candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. Additionally, future commercial and regulatory factors beyond our control will impact our clinical development programs and plans.
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
We anticipate that our selling, general, and administrative expenses will increase modestly overall due to increased selling, general, and administrative expenses to be incurred related to the continued planned launches of QINLOCK in new jurisdictions in 2024 and supporting commercial preparations for a potential launch of vimseltinib. We also anticipate that we will continue to incur accounting, audit, legal, regulatory, compliance, and investor and public relations expenses associated with the business and continued operations as a public company.
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

Income Taxes
On October 2, 2017, immediately prior to the completion of our initial public offering (IPO), we engaged in a series of transactions whereby Deciphera Pharmaceuticals, LLC became a wholly owned subsidiary of Deciphera Pharmaceuticals, Inc., a Delaware corporation (the Conversion). Prior to the Conversion, we were treated as a partnership for tax purposes and had not been subject to U.S. federal or state income taxation. Upon the Conversion, we became subject to typical corporate U.S. federal and state income taxation; however, we do not have net operating loss (NOL) carryforwards from periods prior to October 2, 2017 available to offset taxable income earned in future periods in which we will be treated as a corporation. We have considered our history of cumulative net losses incurred since inception and have concluded that it is more likely than not that we will not realize the benefits of our deferred tax assets. Accordingly, a full valuation allowance has been established against our deferred tax assets as of December 31, 2023.
Since the Conversion in October 2017, we have not recorded any U.S. federal, state or foreign income tax benefits for either the net losses we have incurred or our earned research and orphan drug credits, due to the uncertainty of realizing a benefit from those items in the future. As of December 31, 2023, we had NOL carryforwards for federal income tax purposes of $827.3 million, of which all may be carried forward indefinitely but are subject to an 80% limitation. As of December 31, 2023, we had NOL carryforwards for state income tax purposes of $733.4 million, which begin to expire in 2027. We also had federal and state research and orphan drug credits of $55.7 million and $4.8 million, respectively, as of December 31, 2023, which begin to expire in 2037 and 2032, respectively. We also had foreign NOL carryforwards of $29.8 million as of December 31, 2023, which will begin to expire in 2026.
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
Results of Operations
Comparison of the Years Ended December 31, 2023, 2022, and 2021
The following table summarizes our results of operations for the years ended December 31, 2023, 2022, and 2021:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Revenues:
Product revenues, net	$159,074	$125,504	$87,389
Collaboration revenues	4,282	8,532	8,759
Total revenues	163,356	134,036	96,148
Cost and operating expenses:
Cost of sales	3,732	8,770	2,932
Research and development	234,123	187,821	257,040
Selling, general, and administrative	136,459	120,167	136,253
Total cost and operating expenses	374,314	316,758	396,225
Loss from operations	(210,958)	(182,722)	(300,077)
Other income (expense):
Interest and other income, net	16,447	4,513	113
Total other income (expense), net	16,447	4,513	113
Loss before income tax expense	(194,511)	(178,209)	(299,964)
Income tax expense	431	722	—
Net loss	$(194,942)	$(178,931)	$(299,964)
Revenues
Product Revenues, Net
During the years ended December 31, 2023, 2022, and 2021, our only source of product revenues was from the sales of QINLOCK.

During the years ended December 31, 2023, 2022, and 2021, net product revenues by geography consisted of the following:

	Year Ended December 31,
(in thousands)	2023	2022	2021
U.S.	$121,546	$97,216	$81,476
Rest of world	37,528	28,288	5,913
Total product revenues, net	$159,074	$125,504	$87,389
For the year ended December 31, 2023 compared to the same period in 2022, U.S. net product revenues increased $24.3 million, primarily due to a $19.5 million increase in sales volume and a $4.8 million increase in net price. The increase in sales volume was driven primarily by increased demand, including new patient acquisition, new prescriber growth, and increasing average duration of therapy. In addition to strength in QINLOCK's fourth-line GIST indication, we believe recent demand growth has been positively impacted by an increase in unpromoted use in earlier lines of therapy based on physician decision. The increase in net price was primarily driven by price increases, partially offset by an increase in chargebacks and administrative fees and government rebates and other incentives.
For the year ended December 31, 2022 compared to the same period in 2021, U.S. net product revenues increased $15.7 million, primarily due to $12.0 million in increased sales volume and a $3.7 million increase in net price. The increase in volume was primarily driven by an increase in the average duration of therapy as the real-world persistency curve continues to mature and more fully reflects the impact of patients who receive a prolonged clinical benefit from QINLOCK. The increase in net price was primarily driven by price increases, partially offset by an increase in chargebacks and administrative fees and government rebates and other incentives.
For the year ended December 31, 2023 compared to the same period in 2022, rest of world net product revenues increased $9.2 million, primarily due to increased sales volume of QINLOCK in Germany, which launched in January 2022, in France, where we have conducted a post-approval paid access program since April 2022, in Italy, which launched in the third quarter of 2023, and other jurisdictions as we continued our commercialization efforts, partially offset by a decrease in net price in Germany as price negotiations were completed in 2023.
For the year ended December 31, 2022 compared to the same period in 2021, rest of world net product revenues increased $22.4 million, primarily due to increased sales volume of QINLOCK in Germany, which launched in January 2022, and in France, where we have conducted a AP2 program since April 2022, as we continued our commercialization efforts
Collaboration Revenues
For the year ended December 31, 2023 compared to the same period in 2022, collaboration revenues decreased $4.3 million primarily due to a decrease in supply revenues under the Zai Supply Agreement, partially offset by an increase in royalty revenues under the Zai License Agreement.
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
Cost of Sales
We began incurring costs of collaboration sales during the year ended December 31, 2021 upon commencing sales of commercial inventory of QINLOCK under the Zai Supply Agreement.

During the years ended December 31, 2023, 2022, and 2021, cost of sales by type consisted of the following:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Cost of product sales	$2,079	$2,674	$1,305
Cost of collaboration sales	1,653	6,096	1,627
Total cost of sales	$3,732	$8,770	$2,932
For the year ended December 31, 2023 compared to the same period in 2022, cost of sales decreased $5.0 million primarily due to a decrease in cost of sales recognized under the Zai Supply Agreement as a result of a decrease in sales and a decrease in cost of sales in the U.S. due to the write down of inventory in the prior year period. During the year ended December 31, 2022, cost of sales included charges of $0.9 million for inventory written down as a result of excess, obsolescence, unmarketability, or other reasons. There were no inventory amounts written down and charged to cost of sales during the year ended December 31, 2023.
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
Prior to the fourth quarter of 2022, cost of sales associated with product sales of QINLOCK were primarily related to the sales of zero cost inventories, which consisted of packaging, labeling, shipping, and distribution costs. As a result, the full costs of manufacturing QINLOCK inventory are not included in cost of sales during the years ended December 31, 2022 and 2021.
Prior to receiving FDA approval for QINLOCK in May 2020, we manufactured inventory to be sold and recorded approximately $6.0 million related to this inventory build-up as research and development expense. We did not record any such costs related to the build-up of this inventory as research and development expense during the years ended December 31, 2023, 2022, and 2021.
Utilizing the actual direct costs to manufacture QINLOCK prior to receiving FDA approval, had the previously expensed inventory been capitalized and recognized when sold, the total cost of sales with these manufacturing costs included for the years ended December 31, 2022 and 2021 would have increased by approximately $1.9 million each year.
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

Operating Expenses
Research and Development Expenses
QINLOCK
For the year ended December 31, 2023 compared to the same period in 2022, research and development expenses related to QINLOCK increased primarily as a result of increased clinical trial expenses of $11.6 million and increased manufacturing expenses of $1.1 million. Clinical trial expenses for QINLOCK increased primarily as a result of increased expenses associated with our Phase 3 INSIGHT study of QINLOCK versus sunitinib in patients with mutations in KIT exon 11 and 17/18, our Phase 3 INTRIGUE study of QINLOCK for the treatment of second-line GIST, our ongoing Phase 1 study of QINLOCK, and an increase in clinical pharmacology study activities, partially offset by a decrease in expenses associated with INVICTUS, our Phase 3 study of QINLOCK for the treatment of fourth-line GIST. Manufacturing costs increased primarily due to timing of processing of inventory for clinical and commercial use.
For the year ended December 31, 2022 compared to the same period in 2021, research and development expenses related to QINLOCK decreased primarily as a result of decreased clinical trial expenses of $26.7 million, decreased manufacturing expenses of $8.4 million, and a decrease due to the restructuring charges incurred in the fourth quarter of 2021 of $10.9 million related to the termination of agreements and the discontinuation of the Phase 1b/2 study of QINLOCK in combination with a MEK inhibitor, which we discontinued in 2021. Clinical trial expenses for QINLOCK decreased primarily as a result of decreased expenses associated with INTRIGUE, our Phase 3 study of QINLOCK for the treatment of second-line GIST, which we initiated in December 2018 and for which enrollment was completed in December 2020, and our ongoing Phase 1 study of QINLOCK. Manufacturing costs decreased primarily due to timing of processing of inventory for clinical and commercial use.

Vimseltinib
For the year ended December 31, 2023 compared to the same period in 2022, research and development expenses related to our vimseltinib program increased primarily as a result of increased manufacturing expenses of $1.8 million, preclinical expenses of $1.0 million, and clinical trial expenses of $0.7 million. Manufacturing expenses increased primarily due to process validation activities. Preclinical expenses increased primarily due to an increase in biology and toxicology activities. Clinical trial expenses increased primarily due to increased activities associated with our Phase 3 study of vimseltinib in patients with TGCT, MOTION, and Phase 1/2 study of vimseltinib to assess the safety, tolerability, pharmacokinetics, and pharmacodynamics in patients with TGCT, both of which we presented data from during the fourth quarter of 2023, partially offset by decreased activities associated with clinical pharmacology study activities.
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
DCC-3116
For the year ended December 31, 2023 compared to the same period in 2022, research and development expenses related to our DCC-3116 program increased primarily as a result of increases in clinical trial expenses of $7.8 million. Clinical trial expenses increased primarily due to increased activities associated with our Phase 1/2 studies evaluating DCC-3116 as a single agent and in combination cohorts.
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
Preclinical
For the year ended December 31, 2023 compared to the same period in 2022, the increase in preclinical costs of $2.6 million, was primarily due to increased activities related to toxicology and biology studies for our early-stage drug discovery programs, including for DCC-3084 and DCC-3009.
For the year ended December 31, 2022 compared to the same period in 2021, the decrease in preclinical costs of $4.7 million, was primarily due to a $4.0 million upfront payment to Sprint pursuant to the Sprint Agreement, an agreement to exclusively in-license worldwide rights to a research-stage program targeting VPS34, a key kinase in the autophagy pathway for the potential treatment of cancer, during the third quarter of 2021. For further details on the Sprint Agreement, please read Note 11, In-License Agreement, to the consolidated financial statements included in this Form 10-K.
Unallocated expenses
For the year ended December 31, 2023 compared to the same period in 2022, the increase in personnel-related and other research and development expenses were primarily associated with increased other research and development expenses of $12.3 million and increased personnel-related costs of $7.7 million. The other research and development expenses increase primarily related to manufacturing and development expenses for DCC-3084 and DCC-3009, consulting and professional services to support the research and development functions not allocated to specific projects, and temporary employment services. The increase in personnel-related was primarily due to an increase in headcount, partially offset by a decrease in stock-based compensation expense of $0.5 million primarily as a result of the completion of vesting associated with grants issued in the fourth quarter of 2021 in connection with our corporate restructuring. The decrease in stock-based compensation was partially offset by $1.0 million of expenses recognized as a result of the achievement of multiple vesting events associated with performance-based restricted stock units during the fourth quarter of 2023 as well as headcount increases. Additionally, unallocated research and development increased $2.3 million primarily due to a change in estimate made during the prior year as certain of our clinical trials were closing.
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
We expect research and development expenses associated with our drug and drug candidate programs will increase in 2024 as these programs progress and as we support regulatory filing submissions for vimseltinib.
Selling, General, and Administrative Expenses
For the year ended December 31, 2023 compared to the same period in 2022, the increase in selling, general, and administrative expenses was primarily associated with increased professional and consultant fees of $11.9 million and an increase in personnel-related costs of $5.2 million, partially offset by a decrease in other selling, general, and administrative expenses of $0.9 million. The increase in professional and consultant fees is primarily due to an increase in professional, consulting, and other expenses related to the commercialization of QINLOCK, preparations for a potential commercial launch of vimseltinib, temporary employment services, and an increase in third-party legal services. The increase in personnel-related costs was primarily due to an increase in headcount, partially offset by a decrease in stock-based compensation of $0.9 million primarily as a result of the completion of vesting associated with grants issued in the fourth quarter of 2021 in connection with our corporate restructuring. The decrease in stock-based compensation was partially offset by $2.9 million of expenses recognized as a result of the achievement of multiple vesting events associated with performance-based restricted stock units during the fourth quarter of 2023. The decreases in other selling, general, and administrative expenses is primarily due to an increase in sublease income, which began during the second quarter of 2022.
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
We anticipate that our selling, general, and administrative expenses will increase modestly overall due to increased selling, general, and administrative expenses to be incurred related to the continued launch of QINLOCK in additional jurisdictions in 2024 and supporting commercial preparations for a potential launch of vimseltinib.
Interest and Other Income, Net
For the years ended December 31, 2023 and 2022 compared to the same periods in 2022 and 2021, the increase in interest and other income, net, was primarily due to increased interest income on our cash equivalents and marketable securities associated with an increase in interest rates resulting in higher yield investments. Additionally, during the year ended December 31, 2022 compared to the same period in 2021, the increase in interest income on our cash equivalents and marketable securities was associated with higher investment balances.

Income tax expense
For the year ended December 31, 2023 compared to the same period in 2022, the decrease in income tax expense was primarily due to a decrease in U.S. state taxes and changes in transfer pricing resulting in a decrease in taxes due in international jurisdictions.
For the year ended December 31, 2022 compared to the same period in 2021, the increase in income tax expense was primarily due to increased revenue recorded in international jurisdictions.
Inflation
Inflation generally affects us by increasing our cost of labor. We do not believe that inflation had a material effect on our business, financial condition, or results of operations during the years ended December 31, 2023, 2022, and 2021.
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
The following table summarized the charges and spending related to our restructuring efforts during the year ended December 31, 2022:

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
As a result, we have incurred significant operating losses since our inception. We have generated limited revenue to date primarily from our product sales and under the Zai License Agreement and Zai Supply Agreement. QINLOCK is approved in 16 territories for the treatment of fourth-line advanced GIST. During the years ended December 31, 2023, 2022 and 2021, our product revenues were primarily derived from sales of QINLOCK in the U.S. Additionally, we launched QINLOCK in Germany in January 2022, have conducted the AP2 program in France since April 2022, and launched QINLOCK in Italy in the third quarter of 2023. We have also entered into exclusive distributor arrangements to facilitate product sales of QINLOCK in select geographies where we do not currently intend to distribute QINLOCK on our own. During the second quarter of 2021, following the approvals of QINLOCK in the PRC and Hong Kong in March 2021, we also began to recognize royalty revenues under the Zai License Agreement. However, we cannot provide assurance as to what extent we will generate revenue from the commercialization of QINLOCK by us or our partners. We do not expect to generate revenue from sales of any drug candidates in the near future, if at all, unless and until we obtain marketing approval for, and begin to sell, such drug candidates, including vimseltinib. We may never generate revenues that are significant enough to achieve profitability.
On October 2, 2017, we completed the IPO of our common stock. Since October 2017, we have primarily supported our operations by completing issuances of our common stock through our IPO, subsequent follow-on offerings, including our underwritten public offerings in April 2022 and January 2023, and Open Market Sale Agreements℠ (the August 2020 Sales

Agreement and as amended, the Amended Sales Agreement, and the May 2023 Sales Agreement) with Jefferies LLC (Jefferies). Through such issuances, we have issued and sold 46,160,921 shares of our common stock and pre-funded warrants to purchase 9,748,761 shares of our common stock resulting in net proceeds of $1.3 billion, after deducting underwriting discounts and commissions and other offering expenses.
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
During the years ended December 31, 2023 and 2022, 2,427,693 and 892,798 shares of pre-funded warrants exercised, respectively, resulting in net proceeds of less than $0.1 million in each year. As of December 31, 2023, there were 6,428,270 pre-funded warrants outstanding.
In August 2022, we entered into an amendment to our existing August 2020 Sales Agreement with Jefferies, pursuant to which we may issue and sell shares of our common stock having aggregate offering proceeds of up to $200.0 million (the Shares) from time to time through Jefferies as our sales agent. Upon delivery of a placement notice and subject to the terms and conditions of the Amended Sales Agreement, Jefferies may sell the Shares by any method permitted by law deemed to be an "at the market offering" as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. We may sell the Shares in amounts and at times to be determined by us from time to time subject to the terms and conditions of the Amended Sales Agreement, but we have no obligation to sell any Shares under the Amended Sales Agreement. We or Jefferies may suspend or terminate the offering of Shares upon notice to the other party and subject to other conditions. During the year ended December 31, 2021, we issued 172,094 shares resulting in net proceeds of $8.5 million after deducting commissions and other offering expenses, under the August 2020 Sales Agreement. During the years ended December 31, 2023 and 2022, we did not issue any shares under the August 2020 Sales Agreement or the Amended Sales Agreement.
On January 18, 2023, we delivered written notice to Jefferies that we were suspending and terminating the prospectus related to the Shares issuable pursuant to the terms of the Amended Sales Agreement. The Amended Sales Agreement was superseded by the May 2023 Sales Agreement.
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
In May 2023, we entered into the May 2023 Sales Agreement with Jefferies, pursuant to which we may issue and sell shares of our common stock having aggregate offering proceeds of up to $200.0 million from time to time through Jefferies as its sales agent. Upon delivery of a placement notice and subject to the terms and conditions of the May 2023 Sales Agreement, Jefferies may sell the Shares by any method permitted by law deemed to be an "at the market offering" as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. We may sell the Shares in amounts and at times to be determined by us from time to time subject to the terms and conditions of the May 2023 Sales Agreement, but we have no obligation to sell any Shares under the May 2023 Sales Agreement. We or Jefferies may suspend or terminate the offering of Shares upon notice to the other party and subject to other conditions.
During the year ended December 31, 2023, we issued 1,004,185 shares resulting in net proceeds of $14.6 million, after deducting commissions and other offering expenses, under the May 2023 Sales Agreement. As of December 31, 2023, there was up to $185.0 million available for future issuance under the May 2023 Sales Agreement.
Public issuances of our common stock and shares issued pursuant to the underwriters' partial or full exercises of options to purchase additional shares of common stock, if applicable, associated with our IPO, subsequent follow-on offerings, and issuances of shares pursuant to the August 2020 and May 2023 Sales Agreements have been summarized in the following table:

	Price per Share¹	Shares Issued in Public Offering			Shares Issued Pursuant to The Underwriters' Exercise of Options to Purchase Additional Shares of Common Stock (if applicable)			Total
(in millions, except share and per share amounts)		Date	Shares Issued	Net Proceeds²	Date	Shares Issued	Net Proceeds²	Shares Issued	Net Proceeds²
IPO	$17.00	October 2, 2017	7,500,000	$114.1	October 4, 2017	666,496	$10.5	8,166,496	$124.6
June 2018 Follow-on Public Offering	40.00	June 11, 2018	4,300,000	161.0	June 20, 2018	645,000	24.3	4,945,000	185.3
Third Quarter of 2019 Follow-on Public Offering	37.00	August 19, 2019	10,810,810	375.4	September 3, 2019	1,621,621	56.4	12,432,431	431.8
February 2020 Follow-on Public Offering	55.00	February 19, 2020	3,181,818	163.7	February 25, 2020	477,272	24.7	3,659,090	188.4
Issuances Pursuant to the August 2020 Sales Agreement, as amended[3]	Various[3]	Various[3]	466,369	26.4	Not applicable			466,369	26.4
April 2022 Follow-on Public Offering	10.00	April 26, 2022	5,251,239	142.0	April 29, 2022	2,250,000	21.4	7,501,239	163.4
January 2023 Follow-on Public Offering	18.00	January 24, 2023	6,944,445	116.9	January 24, 2023	1,041,666	17.6	7,986,111	134.5
Issuances Pursuant to the May 2023 Sales Agreement[3]	Various[3]	Various[3]	1,004,185	14.6	Not applicable			1,004,185	14.6
Total								46,160,921	$1,269.0
1.The price per share presented above represents the price per share at which shares were sold for both the public offering of shares and the underwriters' exercise of options to purchase additional shares, if applicable.
2.Proceeds are presented net of underwriting discounts and commissions and other offering expenses.
3.Information presented above represents the total number of shares of our common stock issued, and total net proceeds from issuances of shares of our common stock, pursuant to the August 2020 Sales Agreement and May 2023 Sales Agreement through December 31, 2023. Shares issued pursuant to the August 2020 Sales Agreement and May 2023 Sales Agreement can be sold over multiple days, months, and years at varying prices.
Cash Flows
As of December 31, 2023, our principal sources of liquidity were cash, cash equivalents, and marketable securities of $352.9 million, which consisted of cash, money market funds, U.S. government securities, corporate debt securities, commercial paper, and certificates of deposit. The primary objectives of our investment activities are to preserve principal, provide liquidity, and maximize income without significantly increasing risk. Given the nature of these investments, we believe that the market for these instruments is not illiquid.
The following table summarizes our sources and uses of cash and cash equivalents for each of the periods presented:

	December 31,
(in thousands)	2023	2022	2021
Net cash flows used in operating activities	$(146,697)	$(152,862)	$(240,824)
Net cash flows provided by (used in) investing activities	12,549	(34,309)	176,848
Net cash flows provided by financing activities	152,004	164,994	14,890
Net (decrease) increase in cash and cash equivalents	$17,856	$(22,177)	$(49,086)
Operating Activities
During the year ended December 31, 2023 compared to the same period in 2022, net cash flows used in operating activities decreased $6.2 million, primarily resulting from increases in net cash flows related to changes in our operating assets and liabilities of $30.1 million, partially offset by an increase in our net loss of $16.0 million, an increase in discount accretion associated with our marketable securities of $6.1 million, and a decrease in share-based compensation of $1.3 million. The increase in net cash flows related to changes in our operating assets and liabilities were generally due to the timing of vendor invoicing and payments.

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
Investing Activities
During the year ended December 31, 2023 compared to the same period in 2022, net cash flows provided by investing activities increased $46.9 million, primarily resulting from a net increase in proceeds from maturities and sales of marketable securities of $46.6 million.
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
Financing Activities
During the year ended December 31, 2023 compared to the same period in 2022, net cash flows provided by financing activities decreased $13.0 million, primarily resulting from a decrease in net proceeds from offerings of our common stock and pre-funded warrants of $14.0 million. Net of underwriting discounts and commissions and other offering costs, the decrease in proceeds from offerings was primarily due to our issuance of common stock in a follow-on public offering in January 2023 of $134.5 million as compared to our issuance of common stock and pre-funded warrants in a follow-on public offering in April 2022 of $163.4 million, partially offset by $14.6 million of net proceeds from issuances under the May 2023 Sales Agreement during 2023 compared to no issuances under the August 2020 Sales Agreement during 2022.
During the year ended December 31, 2022 compared to the same period in 2021, net cash flows provided by financing activities increased $150.1 million, primarily resulting from an increase in net proceeds from offerings of our common stock and pre-funded warrants of $154.8 million, partially offset by a decrease in proceeds from stock option exercises and employee stock purchase plan activity of $4.7 million. Net of underwriting discounts and commissions and other offering costs, the increase in proceeds from offerings was due to our issuance of common stock and pre-funded warrants in a follow-on public offering in April 2022 of $163.4 million as compared to our issuances under the August 2020 Sales Agreement during the year ended December 31, 2021 of $8.5 million.
Funding Requirements
Our ability to generate product revenues sufficient to achieve profitability will depend heavily on the successful commercialization of QINLOCK and eventual commercialization of one or more of our drug candidates. Our net loss was $194.9 million, $178.9 million, and $300.0 million for the years ended December 31, 2023, 2022, and 2021, respectively. As of December 31, 2023, we had an accumulated deficit of $1.4 billion. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We expect that our expenses and capital requirements will continue to increase in connection with our ongoing activities, particularly as we:
•continue to commercialize QINLOCK in the U.S., and continue to build our global commercial capabilities to bring QINLOCK to eligible patients around the world, including in key European markets;
•conduct our Phase 3 INSIGHT study of QINLOCK, the development of companion diagnostic tests related to INSIGHT, and other expenses that may be borne as a result of the new trial;
•seek regulatory approval and support the commercialization of vimseltinib, if approved, as a therapy for the treatment of TGCT;
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
•make payments, if any, pursuant to any license or collaboration agreement we may enter into;
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
We believe that our cash, cash equivalents, and marketable securities as of December 31, 2023 of $352.9 million, together with anticipated product, royalty, and supply revenues, but excluding any potential future milestones received under our collaboration or license agreements will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2026. We have based these estimates on assumptions that may not be achieved, and we could utilize our available capital resources sooner than we expect.
Contractual Obligations and Commitments
We have entered into arrangements that contractually obligate us to make payments that will affect our liquidity and cash flows in future periods. Such arrangements include those related to our lease commitments and commercial supply agreements.
Lease Commitments
Our lease commitments reflect payments due for our lease agreements for office space at the Premises that expire in November 2029, laboratory, office, and storage space in Lawrence, Kansas under lease agreements that expire in December 2030, and office space in key European markets to support European commercialization which have terms of less than 12 months. As of December 31, 2023, our contractual commitments for our leases were $30.6 million, of which $4.8 million is expected to be paid within one year, and $25.8 million will be paid over the remaining term of such leases. For additional information on our leases and timing of future payments, please read Note 7, Leases, to the consolidated financial statements included in this Form 10-K.
Commercial Supply Agreements
We have entered into commercial supply agreements related to the supply of QINLOCK that require us to make binding forecasts for a certain amount of purchases. The related cancellation clauses would as a general matter require us to pay the full amount of these binding forecasts. As of December 31, 2023, our contractual commitments for such obligations were $11.0 million, which are expected to be paid within one year.
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
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our cash, cash equivalents, and marketable securities as of December 31, 2023 consisted of cash, money market funds, U.S. government securities, commercial paper, corporate debt securities, and certificates of deposit. The primary objectives of our investment activities are to preserve principal, provide liquidity, and maximize income without significantly increasing risk. We have policies requiring us to invest in high-quality issuers, limit our exposure to any individual issuer, and ensure adequate liquidity. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of interest rates. Because of the general short-term nature of the instruments in our portfolio, we believe that a sudden change in market interest rates would not be expected to have a material impact on our financial position or results of operations. A potential change in fair value for interest rate sensitive instruments, which include marketable securities, has been assessed on a hypothetical 100 basis point adverse movement across all maturities. As of both December 31, 2023 and 2022, we estimate that such hypothetical 100 basis point adverse movement would result in a hypothetical loss in fair value of approximately $2.7 million to our interest rate sensitive instruments.
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
DECIPHERA PHARMACEUTICALS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Deciphera Pharmaceuticals, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Deciphera Pharmaceuticals, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive loss, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Recognition of Net Product Revenues

As described in Note 2 to the consolidated financial statements, the Company recognizes product revenues, net of variable consideration related to certain allowances and accruals, when the customer takes control of the product, which is typically upon delivery to the customer. Product revenue is recorded at the net sales price, or transaction price. The Company records product revenue reserves, which are classified as a reduction in product revenues, to account for variable consideration. Product revenues, net totaled $159.1 million for the year ended December 31, 2023

The principal consideration for our determination that performing procedures relating to the recognition of net product revenues is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the recognition of net product revenues, including controls over the recording of revenue at the transaction price once the customer takes control of the product. These procedures also included, among others, (i) testing the completeness, accuracy, and occurrence of revenue for a sample of transactions by obtaining and inspecting source documents, such as invoices, customer purchase orders, shipping documents, and cash receipts; and (ii) testing, on a sample basis, the completeness, accuracy, and occurrence of product revenue reserves activity by recalculating and evaluating the variable consideration for consistency with the contractual terms of management’s arrangements and policies.

/s/Pricewaterhousecoopers LLP

Boston, Massachusetts
February 7, 2024

We have served as the Company’s auditor since 2009.

DECIPHERA PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$83,507	$64,741
Short-term marketable securities	222,709	259,745
Accounts receivable, net	31,952	22,429
Inventory	21,210	20,561
Prepaid expenses and other current assets	21,718	25,482
Total current assets	381,096	392,958
Long-term marketable securities	46,699	14,550
Long-term investments—restricted and other long-term assets	8,277	3,277
Property and equipment, net	5,421	6,707
Operating lease assets	32,073	36,547
Total assets	$473,566	$454,039
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$26,476	$18,612
Accrued expenses and other current liabilities	70,295	64,622
Operating lease liabilities	3,504	3,235
Total current liabilities	100,275	86,469
Operating lease liabilities, net of current portion	22,375	25,879
Total liabilities	122,650	112,348
Commitments and contingencies (Note 16)
Stockholders' equity:
Preferred stock, $0.01 par value per share; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value per share; 125,000,000 shares authorized; 80,503,338 shares and 67,637,351 shares issued and outstanding as of December 31, 2023 and 2022, respectively	805	676
Additional paid-in capital	1,777,839	1,575,361
Accumulated other comprehensive income	577	(983)
Accumulated deficit	(1,428,305)	(1,233,363)
Total stockholders' equity	350,916	341,691
Total liabilities and stockholders' equity	$473,566	$454,039
The accompanying notes are an integral part of these consolidated financial statements.

DECIPHERA PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2023	2022	2021
Revenues:
Product revenues, net	$159,074	$125,504	$87,389
Collaboration revenues	4,282	8,532	8,759
Total revenues	163,356	134,036	96,148
Cost and operating expenses:
Cost of sales	3,732	8,770	2,932
Research and development	234,123	187,821	257,040
Selling, general, and administrative	136,459	120,167	136,253
Total cost and operating expenses	374,314	316,758	396,225
Loss from operations	(210,958)	(182,722)	(300,077)
Other income (expense):
Interest and other income, net	16,447	4,513	113
Total other income (expense), net	16,447	4,513	113
Loss before income tax expense	(194,511)	(178,209)	(299,964)
Income tax expense	431	722	—
Net loss	$(194,942)	$(178,931)	$(299,964)

Net loss per share—basic and diluted	$(2.29)	$(2.37)	$(5.16)
Weighted average common shares outstanding—basic and diluted	85,059,962	75,500,148	58,084,325

Comprehensive loss:
Net loss	$(194,942)	$(178,931)	$(299,964)
Other comprehensive income (loss):
Unrealized gains (losses) on marketable securities	1,043	(992)	(278)
Currency translation adjustment	517	(42)	318
Total other comprehensive income (loss)	1,560	(1,034)	40
Total comprehensive loss	$(193,382)	$(179,965)	$(299,924)
The accompanying notes are an integral part of these consolidated financial statements.

DECIPHERA PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share amounts)

	Common Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2020	57,596,144	$576	$1,297,557	$11	$(754,468)	$543,676
Issuance of common stock sold in public offering, net of underwriting discounts, commissions, and offering costs	172,094	2	8,547	—	—	8,549
Issuance of common stock under stock option and incentive plan and employee stock purchase plans	781,406	7	6,334	—	—	6,341
Stock-based compensation expense	—	—	46,078	—	—	46,078
Other comprehensive income	—	—	—	40	—	40
Net loss	—	—	—	—	(299,964)	(299,964)
Balance, December 31, 2021	58,549,644	585	1,358,516	51	(1,054,432)	304,720
Issuance of common stock sold in public offering, net of underwriting discounts, commissions, and offering costs	7,501,239	75	163,278	—	—	163,353
Issuance of common stock upon pre-funded warrant exercise	892,798	9	—	—	—	9
Issuance of common stock under stock option and incentive and employee stock purchase plans	693,670	7	1,625	—	—	1,632
Stock-based compensation expense	—	—	51,942	—	—	51,942
Other comprehensive loss	—	—	—	(1,034)	—	(1,034)
Net loss	—	—	—	—	(178,931)	(178,931)
Balance, December 31, 2022	67,637,351	676	1,575,361	(983)	(1,233,363)	341,691
Issuance of common stock and pre-funded warrants, net of underwriting discounts, commissions and offering costs	8,990,296	90	149,023	—	—	149,113
Issuance of common stock upon pre-funded warrant exercise	2,427,693	24	—	—	—	24
Issuance of common stock under stock option and incentive and employee stock purchase plans	1,447,998	15	2,852	—	—	2,867
Stock-based compensation expense	—	—	50,603	—	—	50,603
Other comprehensive income	—	—	—	1,560	—	1,560
Net loss	—	—	—	—	(194,942)	(194,942)
Balance, December 31, 2023	80,503,338	$805	$1,777,839	$577	$(1,428,305)	$350,916
The accompanying notes are an integral part of these consolidated financial statements.

DECIPHERA PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net loss	$(194,942)	$(178,931)	$(299,964)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	50,603	51,942	46,078
Depreciation expense	2,100	2,946	3,014
Noncash lease expense	4,475	4,126	3,446
Acquired in-process research and development	—	—	4,000
Net amortization (accretion) of premiums (discounts) on marketable securities	(7,397)	(1,297)	1,782
Changes in operating assets and liabilities:
Accounts receivable	(9,345)	(1,784)	(6,699)
Inventory	(386)	(7,109)	(10,155)
Prepaid expenses and other current assets	3,808	(9,510)	(7,934)
Other long-term assets	(4,996)	(168)	—
Accounts payable	7,777	5,319	833
Accrued expenses and other current liabilities	4,411	(16,184)	27,285
Income tax liabilities	431	722	—
Operating lease liabilities	(3,236)	(2,934)	(2,510)
Net cash flows used in operating activities	(146,697)	(152,862)	(240,824)
Cash flows from investing activities:
Purchases of marketable securities	(322,572)	(322,767)	(335,375)
Maturities of marketable securities	335,114	289,299	468,587
Sales of marketable securities	785	—	49,613
Purchases of property and equipment	(778)	(841)	(1,970)
Acquired in-process research and development	—	—	(4,000)
Increase in restricted investments	—	—	(7)
Net cash flows provided by (used in) investing activities	12,549	(34,309)	176,848
Cash flows from financing activities:
Proceeds from offerings of common stock, net of underwriting discounts and commissions	149,747	163,778	8,589
Proceeds from pre-funded warrants	24	9	—
Payments of public offering costs	(634)	(425)	(40)
Proceeds from stock option exercises and employee stock purchase plan	2,867	1,632	6,341
Net cash flows provided by financing activities	152,004	164,994	14,890
Net (decrease) increase in cash and cash equivalents	17,856	(22,177)	(49,086)
Effect of exchange rate changes on cash and cash equivalents	910	(145)	252
Cash and cash equivalents at beginning of period	64,741	87,063	135,897
Cash and cash equivalents at end of period	$83,507	$64,741	$87,063
The accompanying notes are an integral part of these consolidated financial statements.

DECIPHERA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Nature of the Business and Basis of Presentation
Nature of the Business
Deciphera Pharmaceuticals, Inc. (the Company) is a biopharmaceutical company focused on discovering, developing, and commercializing important new medicines to improve the lives of people with cancer. Leveraging its proprietary switch-control inhibitor platform and deep expertise in kinase biology, the Company designs kinase inhibitors to target the switch pocket region of the kinase with the goal of developing potentially transformative medicines. Through its patient-inspired approach, the Company seeks to develop a broad portfolio of innovative medicines to improve treatment outcomes. QINLOCK, the Company's switch-control tyrosine kinase inhibitor, was discovered using its proprietary drug discovery platform and designed for the treatment of gastrointestinal stromal tumor (GIST). QINLOCK is approved in Australia, Canada, China, the European Union (EU), Hong Kong, Iceland, Israel, Liechtenstein, Macau, Norway, New Zealand, Singapore, Switzerland, Taiwan, the United Kingdom (U.K.), and the United States (U.S.) for the treatment of fourth-line GIST. The Company wholly owns QINLOCK and all of its drug candidates with the exception of a development and commercialization out-license agreement for QINLOCK in Greater China. In addition to QINLOCK, the Company has developed a robust pipeline of novel drug candidates using its switch-control kinase inhibitor platform, including vimseltinib and DCC-3116.
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
During the years ended December 31, 2023 and 2022, 2,427,693 and 892,798 shares of pre-funded warrants were exercised, respectively, resulting in net proceeds of less than $0.1 million in each year. As of December 31, 2023, there were 6,428,270 pre-funded warrants outstanding.
In August 2022, the Company entered into an amendment to its existing Open Market Sale Agreement℠ (the August 2020 Sales Agreement and as amended, Amended Sales Agreement) with Jefferies, pursuant to which the Company may issue and sell shares of its common stock having aggregate offering proceeds of up to $200.0 million from time to time through Jefferies as its sales agent. Upon delivery of a placement notice and subject to the terms and conditions of the Amended Sales Agreement, Jefferies may sell the Shares by any method permitted by law deemed to be an "at the market offering" as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. The Company may sell the Shares in amounts and at times to be determined by the Company from time to time subject to the terms and conditions of the Amended Sales Agreement, but it has no obligation to sell any Shares under the Amended Sales Agreement. The Company or Jefferies may suspend or terminate the offering of Shares upon notice to the other party and subject to other conditions. During the year ended December 31, 2021, the Company issued 172,094 shares resulting in net proceeds of $8.5 million after deducting commissions and other offering expenses, under the August 2020 Sales Agreement. During the years ended, December 31, 2023 and 2022, the Company did not issue any shares under the August 2020 Sales Agreement or the Amended Sales Agreement.
On January 18, 2023, the Company delivered written notice to Jefferies that it was suspending and terminating the prospectus related to the common stock issuable pursuant to the terms of the Amended Sales Agreement. As a result, the Company will not make any sales of its securities pursuant to the Amended Sales Agreement, unless and until a new prospectus, prospectus supplement, or a new registration statement is filed. The Amended Sales Agreement was superseded by an Open Market Sale AgreementSM entered into in May 2023 (the May 2023 Sales Agreement) with Jefferies.
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
In May 2023, the Company entered into the May 2023 Sales Agreement with Jefferies, pursuant to which the Company may issue and sell the Shares having aggregate offering proceeds of up to $200.0 million from time to time through Jefferies as its sales agent. Upon delivery of a placement notice and subject to the terms and conditions of the May 2023 Sales Agreement, Jefferies may sell the Shares by any method permitted by law deemed to be an "at the market offering" as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. The Company may sell the Shares in amounts and at times to be determined by the Company from time to time subject to the terms and conditions of the May 2023 Sales Agreement, but it has no obligation to sell any Shares under the May 2023 Sales Agreement. The Company or Jefferies may suspend or terminate the offering of Shares upon notice to the other party and subject to other conditions.
During the year ended December 31, 2023, the Company issued 1,004,185 shares resulting in net proceeds of $14.6 million, after deducting commissions and other offering expenses, under the May 2023 Sales Agreement. As of December 31, 2023, there was up to $185.0 million available for future issuance under the May 2023 Sales Agreement.
Basis of Presentation
The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. Since inception, the Company has incurred recurring losses including net losses of $194.9 million, $178.9 million, and $300.0 million for the years ended December 31, 2023, 2022, and 2021, respectively. As of December 31, 2023, the Company had an accumulated deficit of $1.4 billion. The Company expects to continue to generate operating losses for the foreseeable future. The Company expects that its cash, cash equivalents, and marketable securities of $352.9 million as of December 31, 2023, together with anticipated product, royalty, and supply revenues, but excluding any potential future milestones received under its collaboration or license agreements will be sufficient to fund its operating expenses and capital expenditure requirements through at least 12 months from the issuance date of these consolidated financial statements. The future viability of the Company is dependent on its ability to raise additional capital to fund its operations.
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
Product Revenues
QINLOCK is approved in Australia, Canada, China, the EU, Hong Kong, Iceland, Israel, Liechtenstein, Macau, Norway, New Zealand, Singapore, Switzerland, Taiwan, the U.S. and the U.K. for the treatment of fourth-line GIST.
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

Marketable Securities
Marketable securities consist of investments with original maturities greater than 90 days at the date of purchase. As of December 31, 2023 and 2022, the Company's marketable securities were comprised of debt securities, commercial paper, U.S. government securities and the Company considers its marketable securities portfolio to be available-for-sale.
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
A credit loss is estimated by considering available information relevant to the collectability of the security and information about past events, current conditions, and reasonable and supportable forecasts. Any credit loss is recorded as a charge to other income (expense), net, not to exceed the amount of the unrealized loss. Unrealized losses other than the credit loss are recognized in accumulated other comprehensive income (loss). When determining whether a credit loss exists, the Company considers several factors, including whether the Company has the intent to sell the security or whether it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis. If the Company has an intent to sell, or if it is more likely than not that the Company will be required to sell a debt security in an unrealized loss position before recovery of its amortized cost basis, the Company will write down the security to its fair value and record the corresponding charge as a component of other income (expense), net. No declines in value were deemed to be credit losses during the years ended December 31, 2023, 2022 or 2021.
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
Accounts Receivable
Accounts receivable arise from product sales and amounts due from the Company's collaboration partner and have standard payment terms that generally require payment within 30 to 90 days. The amount from product sales represents amounts due from specialty distributors and specialty pharmacies, which are recorded net of reserves for customer chargebacks, trade discounts and allowances, and other incentives to the extent such amounts are payable to the customer by the Company. The Company monitors economic conditions to identify facts or circumstances that may indicate that its receivables are at risk of collection. The Company provides reserves against accounts receivable for estimated losses, if any, that may result from a customer's inability to pay based on the composition of its accounts receivable, current economic conditions, and historical credit loss activity. Amounts determined to be uncollectible are charged or written-off against the reserve. During the years ended December 31, 2023 and 2022, the Company did not record any expected credit losses related to outstanding accounts receivable.
Inventory and Cost of Sales
Inventories are stated at the lower of cost or estimated net realizable value with cost based on the first-in first-out method. Inventory that can be used in either the production of clinical or commercial products is expensed as research and development costs when identified for use in clinical trials. The Company classifies its inventory costs as long-term when it expects to utilize the inventory beyond its normal operating cycle and includes these costs in long-term investments—restricted and other long-term assets in the consolidated balance sheets. Cost of sales for both product revenues, net and collaboration revenues are based on the sale of inventory used in commercial products.
Prior to the regulatory approval of its drug candidates, the Company incurs expenses for the manufacture of drug product supplies to support clinical development that could potentially be available to support the commercial launch of those drugs. Until the date at which initial regulatory approval has been received or is otherwise considered probable, the Company records all such costs as research and development expenses.
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
Impairment of Long-Lived Assets
Long-lived assets consist of property, equipment, and operating lease assets. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets or asset group may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset group for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset group to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset group are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset group over its fair value, determined based on discounted cash flows. The Company did not record any impairment losses on long-lived assets during the years ended December 31, 2023, 2022, or 2021.

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
Comprehensive Loss and Accumulated Other Comprehensive Income (Loss)
Comprehensive loss includes net loss as well as other changes in stockholders' equity (deficit) that result from transactions and economic events other than those with shareholders. For the years ended December 31, 2023 and 2022, the Company's other comprehensive income (loss) consisted of foreign currency translation adjustments and unrealized gains (losses) on marketable securities. For the year ended December 31, 2021, the Company's other comprehensive income (loss) consisted of unrealized gains (losses) on marketable securities.
As of December 31, 2023 and 2022, accumulated other comprehensive income (loss) primarily consisted of foreign currency translation adjustments and unrealized gains (losses) on marketable securities.
Net Loss per Share
Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding, including pre-funded warrants, for the years ended December 31, 2023, 2022, and 2021. Diluted net income (loss) per share is computed by dividing the diluted net income (loss) by the weighted average number of common shares, including potential dilutive common shares assuming the dilutive effect of outstanding stock options and unvested restricted common stock, as determined using the treasury stock method. For periods in which the Company has reported net losses, diluted net loss per common share is the same as basic net loss per common share, since dilutive common shares are not assumed to have been issued if their effect is antidilutive. Potential common shares that are issuable for little or no cash consideration, such as the Company's pre-funded warrants issued in April 2022, are considered outstanding common shares are included in the calculation of basic and diluted net income (loss) per share in all circumstances.
3. Revenues
Net Product Revenues
To date, the Company's only source of product revenues has been from the sales of QINLOCK, which began in May 2020, following the approval of QINLOCK by the U.S. Food and Drug Administration (FDA) on May 15, 2020, and during 2023, 2022, and 2021 in certain other jurisdictions following regulatory approval or on a named patient basis.

Net product revenues by geography consisted of the following and are attributable to individual countries based on the location of the customer:

	Year Ended December 31,
(in thousands)	2023	2022	2021
U.S.	$121,546	$97,216	$81,476
Rest of world	19,570	13,947	5,913
Germany	17,958	14,341	—
Total product revenues, net	$159,074	$125,504	$87,389
The Company primarily sells QINLOCK through specialty distributors and specialty pharmacies. The Company recognized revenues from two customers accounting for 44% and 12% of gross product revenues for the year ended December 31, 2023, respectively, two customers accounting for 40% and 12% of gross product revenues for the year ended December 31, 2022, respectively, and three customers accounting for 57%, 18% and 10% of gross product revenues for the year ended December 31, 2021, respectively. As of December 31, 2023, two customers individually accounted for approximately 53% and 16% of accounts receivable associated with the Company's product sales. As of December 31, 2022, three customers individually accounted for approximately 47%, 15%, and 14% of accounts receivable associated with the Company's product sales.
Activity in each of the product revenue allowance and reserve categories is summarized as follows:

(in thousands)	Trade discounts and allowances	Chargebacks and administrative fees	Government rebates and other incentives	Returns	Total
Balance as of December 31, 2022	$475	$656	$15,825	$1,375	$18,331
Provision related to sales in the current year	4,529	10,757	17,984	4,636	37,906
Adjustments related to prior period sales	(31)	—	80	—	49
Credits and payments made during the period	(4,219)	(10,533)	(9,023)	(4,916)	(28,691)
Balance as of December 31, 2023	$754	$880	$24,866	$1,095	$27,595
The total reserves described above are summarized as components of the Company's consolidated balance sheets as follows:

(in thousands)	December 31, 2023	December 31, 2022
Reduction of accounts receivable, net	$1,528	$1,082
Component of accrued expenses and other current liabilities	26,067	17,249
Total revenue-related reserves	$27,595	$18,331
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

During the years ended December 31, 2023, 2022, and 2021, the Company recognized royalty revenues under the Zai License Agreement, which the Company began recognizing in the second quarter of 2021 following the approval from the China National Medical Products Administration (China NMPA).
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
In the first quarter of 2021, the Company determined that the $5.0 million development milestone was probable of achievement and that a significant reversal of cumulative revenue would not occur upon resolution of the uncertainty, and constitute consideration to be included in the transaction price of the arrangement. The remaining potential milestone payments that the Company is eligible to receive were excluded from the transaction price and were fully constrained based on the probability of achievement. The Company will reevaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and if necessary, the Company will adjust its estimate of the transaction price. Because the performance obligation has been satisfied, any additions to the transaction price would be fully recognized in the period.
The Company assessed the Zai License Agreement to determine whether a significant financing component exists and concluded that a significant financing component does not exist.

Zai Supply Agreement
In February 2020, the Company entered into the Zai Supply Agreement, as required by terms in the Zai License Agreement, pursuant to which the Company will supply the Licensed Products to Zai for use in the Territory for clinical trials as well as commercial inventory, if QINLOCK obtained regulatory approval in the Territory. QINLOCK was approved in the PRC, Hong Kong, and Taiwan in 2021, and Macau and Singapore in 2023. Subject to the Zai Supply Agreement, costs incurred by the Company for clinical and commercial supply are reimbursed by Zai.
During the second quarter of 2021, following the approvals of QINLOCK in the PRC and Hong Kong in March 2021, the Company began recognizing revenues associated with sales of commercial inventory of QINLOCK under the Zai Supply Agreement.
4. Marketable Securities and Fair Value Measurements
The following tables present marketable securities by contractual maturity and security type:

As of December 31, 2023 (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Due within one year:
U.S. government securities	97,889	15	(93)	$97,811
Corporate debt securities	82,934	26	(123)	82,837
Commercial paper	39,542	30	(11)	39,561
Certificates of deposit	2,500	—	(1)	2,499
Due after one year through five years:
U.S. government securities	31,698	34	(151)	31,581
Corporate debt securities	15,060	64	(5)	15,119
Total	$269,623	$169	$(384)	$269,408

As of December 31, 2022 (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Due within one year:
Corporate debt securities	$113,939	$2	$(571)	$113,370
Commercial paper	81,344	12	(336)	81,020
Certificates of deposit	33,877	14	(152)	33,739
U.S. government securities	31,761	15	(160)	31,616
Due after one year through five years:
Corporate debt securities	11,278	—	(38)	11,240
U.S. government securities	3,349	—	(39)	3,310
Total	$275,548	$43	$(1,296)	$274,295

The following tables present information about the Company's financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

As of December 31, 2023 (in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$—	$29,829	$—	$29,829
Marketable securities:
U.S. government securities	—	129,392	—	129,392
Corporate debt securities	—	97,956	—	97,956
Commercial paper	—	39,561	—	39,561
Certificates of deposit	—	2,499	—	2,499
Total	$—	$299,237	$—	$299,237

As of December 31, 2022 (in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$—	$27,787	$—	$27,787
Certificates of deposit	—	14,167	—	14,167
Corporate debt securities	—	4,945	—	4,945
Marketable securities:
Corporate debt securities	—	124,610	—	124,610
Commercial paper	—	81,020	—	81,020
U.S. government securities	—	34,926	—	34,926
Certificates of deposit	—	33,739	—	33,739
Total	$—	$321,194	$—	$321,194
The tables above exclude certificates of deposit of $3.1 million as of both December 31, 2023 and 2022 that the Company held to secure a letter of credit associated with its leases and to secure a credit card account. The certificates of deposit are measured at carrying value in the consolidated balance sheets in long-term investments—restricted and approximate fair value. For additional information on the letter of credit associated with the Company's leases, please read Note 7, Leases, to these consolidated financial statements.
The fair value of Level 2 instruments classified as cash equivalents and marketable securities were determined through third-party pricing services. The pricing services use many observable market inputs to determine value, including reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates, and other industry and economic events. The Company performs validation procedures to ensure the reasonableness of this data. The Company performs its own review of prices received from the independent pricing services by comparing these prices to other sources. After completing the validation procedures, the Company did not adjust or override any fair value measurements provided by the pricing services as of December 31, 2023 and 2022.
5. Inventory
Capitalized inventory consisted of the following:

(in thousands)	December 31, 2023	December 31, 2022
Raw materials	$4,934	$6,844
Work in process	18,253	11,125
Finished goods	2,957	2,592
Total inventory	$26,144	$20,561
Long-term inventory, which consists of raw materials, is included in long-term investments—restricted and other long-term assets in the consolidated balance sheets. As of December 31, 2023, $4.9 million was classified as non-current.
Inventory written down as a result of excess, obsolescence, unmarketability, or other reasons is charged to cost of sales, and totaled $0.9 million during the year ended December 31, 2022. There were less than $0.1 million in inventory amounts written down and charged to cost of sales during the year ended December 31, 2021. There were no inventory amounts written down and charged to cost of sales during the year ended December 31, 2023.
6. Property and Equipment, Net
Property and equipment, net consisted of the following:

	December 31,
(in thousands)	2023	2022
Laboratory equipment	$6,517	$5,515
Computer equipment	5,035	5,018
Furniture and fixtures	3,922	3,919
Leasehold improvements	2,113	2,113
Construction in progress	31	226
Total cost	17,618	16,791
Less: Accumulated depreciation	(12,197)	(10,084)
Total property and equipment, net	$5,421	$6,707
Depreciation expense was $2.1 million, $2.9 million, and $3.0 million for the years ended December 31, 2023, 2022, and 2021, respectively.
7. Leases
The Company leases real estate, including office and laboratory space.
In May 2018, the Company entered into a lease for office space (the Initial Space) at 200 Smith Street in Waltham, Massachusetts (the Premises). The initial term of the lease expires in November 2029, unless terminated earlier in accordance with the terms of the lease. The Company is entitled to two five-year options to extend. The initial annual base rent is approximately $2.0 million and will increase annually for a total of $22.4 million over the lease term. In October 2019, the lease for the Initial Space commenced. The Premises became the Company's new headquarters in October 2019.
In April 2019, the Company amended its lease for office space at the Premises to add an additional 38,003 square feet of space (the Additional Space) for a total of 82,346 square feet of space. The initial term of the lease for the Additional Space will expire in November 2029 unless terminated earlier in accordance with the terms of the lease and the Company is entitled to two five-year options to extend the lease. The initial annual base rent for the Additional Space is approximately $1.9 million and will increase annually for a total of $18.2 million over the lease term. In July 2020, the lease for the Additional Space commenced.
The Company is required to maintain a letter of credit associated with its leases at the Premises. The balances of the Company's certificate of deposit associated with the letter of credit for its leases at the Premises of $2.1 million as of both December 31, 2023 and 2022 were classified as long-term investment—restricted in the consolidated balance sheets.
In August 2020, the Company amended and restated its real estate leases primarily for office and laboratory space in Lawrence, Kansas (the 2020 Lawrence Lease Agreements). The initial term of the 2020 Lawrence Lease Agreements will expire on December 31, 2030 unless terminated earlier in accordance with the terms of the lease and the Company is entitled to two five-year options to extend the leases. The 2020 Lawrence Lease Agreements modified a previously existing operating lease. Additionally, new leases associated with the 2020 Lawrence Lease Agreements commenced during the first and fourth quarters of 2021 resulting in the additions of operating lease assets of $0.5 million and $3.4 million and corresponding lease liabilities of $0.5 million and $1.7 million, respectively. Further, a new lease associated with the 2020 Lawrence Lease Agreements commenced during the second quarter of 2022 resulting in the addition of operating lease assets of $3.8 million and corresponding lease liability of $1.1 million, respectively.
The Company's leases contain options to extend the lease terms; however, these extensions were not included in the operating lease assets and lease liabilities recorded on the consolidated balance sheets as they were not reasonably certain of being exercised.
During the years ended December 31, 2023, 2022, and 2021 the Company was subject to certain lease agreements with terms of less than 12 months to accommodate short-term or temporary needs and its office space needs to support commercialization efforts in key European markets. The expenses associated with such lease agreements are included in short-term lease costs for the years ended December 31, 2023, 2022, and 2021, as applicable.
The Company's leases require the Company to pay for its share of certain operating expenses, taxes, and other expenses based on actual costs incurred and therefore, as the amounts are variable in nature, are expensed in the period incurred and included in variable lease costs for the years ended December 31, 2023, 2022, and 2021.
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
All of the Company's leases qualify as operating leases. The following table summarizes the presentation of the Company's operating leases in the consolidated balance sheet:

	December 31,
(in thousands)	2023	2022
Operating lease right of use assets	$32,073	$36,547

Current operating lease liabilities	$3,504	$3,235
Operating lease liabilities, net of current portion	22,375	25,879
Total operating lease liabilities	$25,879	$29,114
The components of lease expense were as follows:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Operating lease cost	$6,012	$5,809	$5,178
Short-term lease cost	60	455	357
Variable lease cost	1,738	1,468	1,225
Sublease income	(2,926)	(1,736)	—
Total lease expense, net	$4,884	$5,996	$6,760
Future annual minimum lease payments under operating leases are as follows:

(in thousands)	As of December 31, 2023
2024	$4,854
2025	4,936
2026	5,019
2027	5,101
2028	5,183
Thereafter	5,535
Total future minimum lease payments	30,628
Less: imputed interest	(4,749)
Total operating lease liabilities	$25,879

The weighted-average remaining lease term and weighted-average discount rate of the Company's operating leases are as follows:

	As of December 31,
	2023	2022
Weighted-average remaining lease term in years	6.08	6.97
Weighted-average discount rate	5.55%	5.59%
Supplemental disclosure of cash flow information related to the Company's operating leases included in cash flows used in operating activities in the consolidated statement of cash flows were as follows:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities	$4,772	$4,617	$4,243
Operating lease liabilities arising from obtaining operating lease assets	$—	$1,188	$2,150

8. Other Consolidated Financial Detail
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	December 31,
(in thousands)	2023	2022
External research and development expenses	$16,095	$17,411
Payroll and related expenses	20,519	21,971
Revenue-related reserves	26,067	17,249
Professional fees	5,669	4,275
Other	1,945	3,716
Total accrued expenses and other current liabilities	$70,295	$64,622
Interest Income
For the years ended December 31, 2023, 2022, and 2021, interest income was $16.7 million, $5.1 million, and $0.6 million, respectively.
9. Stockholders' Equity
Undesignated Preferred Stock
The Company's board of directors has the authority, without further action by its stockholders, to issue up to 5,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. These rights, preferences and privileges could include dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting, or the designation of, such series, any or all of which may be greater than the rights of common stock. The issuance of preferred stock could adversely affect the voting power of holders of common stock and the likelihood that such holders will receive dividend payments and payments upon the Company's liquidation. In addition, the issuance of preferred stock could have the effect of delaying, deferring or preventing a change in control of the Company or other corporate action. There are no shares of preferred stock outstanding as of December 31, 2023.
Common Stock
In April 2022, the Company entered into an underwriting agreement with J.P. Morgan Securities LLC and Jefferies, as representatives of the several underwriters named therein, relating to the issuance and sale of an aggregate of 7,501,239 shares of its common stock at a public offering price of $10.00 per share to certain investors. In addition, the Company issued and sold pre-funded warrants to purchase 9,748,761 shares of its common stock at a public offering price of $9.99 per pre-funded warrant, which equals the public offering price per share of the common stock less the $0.01 exercise price per share of each pre-funded warrant. The offering closed on April 29, 2022, resulting in net proceeds of $163.4 million, after deducting underwriting discounts and commissions and other offering expenses. Additionally, during the years ended December 31, 2023 and 2022, 2,427,693 and 892,798 shares of pre-funded warrants exercised, respectively, resulting in net proceeds of less than $0.1 million in each year. For additional information on the pre-funded warrants, please read Note 1, Nature of the Business and Basis of Presentation, to these consolidated financial statements.
On August 4, 2022, the Company entered into the Amended Sales Agreement, pursuant to which the Company may issue and sell shares of its common stock in "at the market offerings" having aggregate offering proceeds of up to $200.0 million from time to time through Jefferies as its sales agent. During the year ended December 31, 2021, the Company issued 172,094 shares resulting in net proceeds of $8.5 million after deducting commissions and other offering expenses, under the August 2020 Sales Agreement. During the years ended, December 31, 2023 and 2022, the Company did not issue any shares under the August 2020 Sales Agreement or the Amended Sales Agreement. For additional information on the August 2020 Sales Agreement and Amended Sales Agreement, please read Note 1, Nature of the Business and Basis of Presentation, to these consolidated financial statements.
On January 18, 2023, the Company delivered written notice to Jefferies that it was suspending and terminating the prospectus related to the common stock issuable pursuant to the terms of the Amended Sales Agreement. As a result, the Company will not make any sales of its securities pursuant to the Amended Sales Agreement, unless and until a new prospectus, prospectus supplement, or a new registration statement is filed. The Amended Sales Agreement was superseded by the May 2023 Sales Agreement.
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
In May 2023, the Company entered into the May 2023 Sales Agreement with Jefferies, pursuant to which the Company may issue and sell the Shares having aggregate offering proceeds of up to $200.0 million from time to time through Jefferies as its sales agent. Upon delivery of a placement notice and subject to the terms and conditions of the Sales Agreement, Jefferies may sell the Shares by any method permitted by law deemed to be an "at the market offering" as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. The Company may sell the Shares in amounts and at times to be determined by the Company from time to time subject to the terms and conditions of the Sales Agreement, but it has no obligation to sell any Shares under the Sales Agreement. The Company or Jefferies may suspend or terminate the offering of Shares upon notice to the other party and subject to other conditions.
During the year ended December 31, 2023, the Company issued 1,004,185 shares resulting in net proceeds of $14.6 million, after deducting commissions and other offering expenses, under the May 2023 Sales Agreement. As of December 31, 2023, there was up to $185.0 million available for future issuance under the May 2023 Sales Agreement.
10. Stock-Based Awards
2017 Equity Incentive Plan
The Company's 2017 Stock Option and Incentive Plan (the 2017 Plan) provides for the grant of equity-based incentive awards. The number of shares initially reserved for issuance of awards under the 2017 Plan was 2,655,831 shares of common stock and may be increased by the number of shares under the 2015 Equity Incentive Plan (the 2015 Plan) and the 2017 Plan that are forfeited, cancelled, repurchased by the Company, or otherwise surrendered. The 2017 Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning on January 1, 2018, by 4% of the outstanding number of shares of our common stock on the immediately preceding December 31, or such lesser number of shares as determined by the Compensation Committee of the Company's Board of Directors. As of December 31, 2023, 1,471,244 remained available for issuance under the 2017 Plan. The number of shares reserved for issuance under the 2017 Plan was increased by 3,220,133 shares effective January 1, 2024.
Inducement Plan
In January 2022, the Company adopted the Inducement Plan pursuant to which the Company initially reserved 800,000 shares of common stock to be used exclusively for grants of equity-based awards to individuals who were not previously employees or directors of the Company, as an inducement material to the individual’s entry into employment with the Company within the meaning of Rule 5635(c)(4) of the Marketplace Rules of the Nasdaq Stock Market, Inc. The Inducement Plan provides for the grant of equity-based awards in the form of nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, unrestricted stock awards, and dividend equivalent rights. The Inducement Plan was adopted by the Company without stockholder approval pursuant to Rule 5635(c)(4) of the Marketplace Rules of the Nasdaq Stock Market, Inc. In February 2023, the Inducement Plan was amended and the number of shares reserved for issuance under the Inducement Plan was increased by 270,000 to return the number of shares available for issuance to the amount initially reserved. As of December 31, 2023, 444,400 shares of common stock were available for issuance under the Inducement Plan. In February 2024, the Inducement Plan was amended and the number of shares reserved for issuance under the Inducement Plan was increased by 355,600.
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
2017 Employee Stock Purchase Plan
The 2017 Employee Stock Purchase Plan (the ESPP) initially reserved and authorized the issuance of up to 306,750 shares of common stock to participating employees. The ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2018 and each January 1 thereafter through January 1, 2027, by the least of (i) 1% of the outstanding number of shares of common stock on the immediately preceding December 31; (ii) 400,000; shares or (iii) such number of shares as determined by the ESPP administrator. As of December 31, 2023, 2,219,550 remained available for issuance under the ESPP Plan. The number of shares reserved for issuance under the ESPP was increased by 400,000 shares effective January 1, 2024.
The purchase price of common stock under the ESPP is equal to 85% of the lesser of (i) the fair market value per share of the common stock on the first business day of an offering period and (ii) the fair market value per share of the common stock on the purchase date. The fair value of the discounted purchases made under the ESPP is calculated using the Black-Scholes option-pricing model, which is described in further detail within the "Stock Option Valuation" section below, on the date of the first day of the offering period. The fair value of the look-back provision plus the 15% discount is recognized as stock-based compensation expense in the consolidated statements of operations and comprehensive loss over the 6-month purchase period. Employees began participating in the ESPP program during the first offering period of the ESPP program in the second quarter of 2020. There were 113,019, 148,619, and 90,947 shares of common stock issued under the ESPP during the years ended December 31, 2023, 2022, and 2021, respectively.
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

The assumptions that the Company used to determine the fair value of options granted to employees and directors were as follows, presented on a weighted average basis:

	Year Ended December 31,
	2023	2022	2021
Risk-free interest rate	4.0%	2.0%	1.0%
Expected term (in years)	6.0	6.0	5.8
Expected volatility	85.5%	78.2%	77.8%
Expected dividend yield	0%	0%	0%
The following table summarizes the Company's option activity from January 1, 2023 to December 31, 2023:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2022	8,279,217	$24.26
Granted	1,489,555	$15.36
Exercised	(190,126)	$8.42
Forfeited	(156,603)	$22.04
Expired	(162,575)	$36.29
Outstanding as of December 31, 2023	9,259,468	$22.98	6.7	$27,665
Options vested and expected to vest as of December 31, 2023	9,259,468	$22.98	6.7	$27,665
Options exercisable as of December 31, 2023	6,879,959	$24.96	6.1	$20,792
The aggregate intrinsic value of options is calculated as the difference between the exercise price of the options and the fair value of the Company's common shares for those options that had exercise prices lower than the fair value of the Company's common shares. The aggregate intrinsic value of options exercised during the years ended December 31, 2023, 2022, and 2021 was $1.0 million, $0.4 million, and $15.7 million, respectively.
The weighted average grant-date fair value per share of options granted during the years ended December 31, 2023, 2022, and 2021 was $11.30, $6.48, and $17.95, respectively.
Restricted Stock Units
The 2017 Plan provides for the award of restricted stock units. During the years ended December 31, 2023, 2022, and 2021, the Company granted restricted stock units to employees that were subject to time-based vesting conditions that lapse between one year and four years from date of grant, assuming continued employment. From time to time, the Company may also grant restricted stock units that are subject to performance-based vesting conditions.
All restricted stock units currently granted have been classified as equity instruments as their terms require settlement in shares. Restricted stock units with time-based and performance-based vesting conditions are valued on the grant date using the grant date market price of the underlying shares.

The table below summarizes the Company's time-based restricted stock unit activity from January 1, 2023 to December 31, 2023:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2022	2,077,988	$18.09
Granted	1,743,194	$15.14
Vested	(892,882)	$19.02
Forfeited	(393,995)	$16.92
Unvested at December 31, 2023	2,534,305	$15.91
The fair value of time-based restricted stock units that vested during the years ended December 31, 2023, 2022, and 2021 were $14.7 million, $6.2 million, and $4.7 million respectively.
During 2023, the Company granted restricted stock units that were subject to performance-based vesting conditions. Vesting of such performance-based restricted stock units is contingent upon meeting any of three specific performance obligations associated with the achievement of certain research and development activities and continued employment through the service period. During the year ended December 31, 2023, two of the performance obligations became probable and were achieved during the fourth quarter of 2023. The table below summarizes the Company's performance-based restricted stock unit activity from January 1, 2023 to December 31, 2023:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2022	—	$—
Granted	377,949	$15.48
Vested	(251,971)	$15.48
Forfeited	(5,575)	$15.48
Unvested at December 31, 2023	120,403	$15.48
The Company granted no performance-based restricted stock units in 2022 or 2021. The fair value of performance-based restricted stock units that vested during the year ended December 31, 2023 was $3.2 million. No performance-based restricted stock units vested in 2022 or 2021 and no performance-based restricted stock units were outstanding as of December 31, 2022 and 2021.

Stock-Based Compensation Expense
Stock-based compensation expense was classified in the statements of operations and comprehensive loss as follows:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Research and development	$21,775	$22,238	$20,698
Selling, general, and administrative	28,828	29,704	25,380
Total stock-based compensation	$50,603	$51,942	$46,078
The following table summarizes share-based compensation expense associated with each of our share-based compensation arrangements:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Stock options	$26,685	$34,861	$36,263
Time-based restricted stock units	19,526	16,537	9,047
Performance-based restricted stock units	3,900	—	—
Employee stock purchase plan	492	544	768
Total stock-based compensation expense	$50,603	$51,942	$46,078
As of December 31, 2023, total unrecognized compensation cost related to the unvested share-based awards was $54.5 million, which is expected to be recognized over a weighted average of 2.0 years.
During the year ended December 31, 2023, of the $3.9 million charged to stock-based compensation expense associated with performance-based restricted stock units, $2.9 million and $1.0 million were classified as selling, general, and administrative and research and development, respectively, within the consolidated statements of operations and comprehensive loss.
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
In January 2024, the Company terminated the Sprint Agreement, pursuant to which Sprint received a reversion license to VPS34. No amounts were due upon the termination of the Sprint Agreement.
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
Total employer matching contributions related to the 2018 401(k) Plan were $2.4 million, $2.7 million, and $2.8 million for the years ended December 31, 2023, 2022, and 2021, respectively.
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
14. Net Loss per Share
Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding, including pre-funded warrants, for the period. Diluted net income (loss) per share is computed by dividing the diluted net income (loss) by the weighted average number of common shares, including potential dilutive common shares assuming the dilutive effect as determined using the treasury stock method.
For periods in which the Company has reported net losses, diluted net loss per common share is the same as basic net loss per common share, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss during each of the periods presented.
Basic and diluted net loss per share was calculated as follows:

	Year Ended December 31,
(in thousands, except share and per share amounts)	2023	2022	2021
Numerator:
Net loss	$(194,942)	$(178,931)	$(299,964)
Denominator:
Weighted average common shares outstanding—basic and diluted	85,059,962	75,500,148	58,084,325
Net loss per share—basic and diluted	$(2.29)	$(2.37)	$(5.16)

Common Stock Equivalents
The following potential dilutive securities, presented based on amounts outstanding at the end of each reporting period, have been excluded from the calculation of diluted net loss per share because including them would have had an anti-dilutive impact:

	As of December 31,
	2023	2022	2021
Options to purchase common stock	9,259,468	8,279,217	7,439,508
Unvested restricted stock units	2,534,305	2,077,988	1,537,732
Unvested employee stock purchase plan shares	84,623	61,307	211,822
Total	11,878,396	10,418,512	9,189,062
Restricted stock units that are outstanding and contain performance-based vesting criteria for which the performance conditions have not been met are excluded from the presentation of common stock equivalents outstanding in the chart above.
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
During the years ended December 31, 2023, 2022, and 2021, the Company reported net losses, and as a result, recorded no income tax benefits for the net operating losses (NOLs), due to its uncertainty of realizing a benefit from those items.
Net loss before income tax expense by jurisdiction is as follows:

	Year Ended December 31,
(in thousands)	2023	2022	2021
U.S.	$(191,378)	$(173,072)	$(281,129)
Foreign	(3,133)	(5,137)	(18,835)
Net loss before income tax expense	$(194,511)	$(178,209)	$(299,964)
The provision for income taxes consisted of the following:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Current provision:
Federal	$—	$—	$—
State	—	166	—
Foreign	431	556	—
Total current provision	431	722	—
Total provision for income taxes	$431	$722	$—

A reconciliation of the U.S. federal statutory income tax rate to the Company's effective income tax rate is as follows:

	Year Ended December 31,
	2023	2022	2021
Federal statutory income tax rate	21.0%	21.0%	21.0%
State taxes, including credits, net of federal benefit	2.4	4.4	3.2
Federal research and orphan drug credit	6.1	4.2	2.5
Stock-based compensation	(2.2)	(3.6)	0.1
Permanent adjustments and other	(1.9)	(1.3)	(0.3)
Increase in deferred tax asset valuation allowance	(25.6)	(25.1)	(26.5)
Effective income tax rate	(0.2%)	(0.4%)	—%
During 2022, the Company completed a detailed study of its research and development and orphan drug credits. As a result, the Company adjusted its deferred tax asset balances and the impacts are included in the research and orphan drug credit line in the effective rate reconciliation above. The impacts of the 2022 increase of $0.8 million in the deferred tax asset balances have been completely offset by an increase in the Company's valuation allowance which is included in the change in deferred tax asset valuation allowance line in the reconciliation above.
The Tax Cuts and Jobs Act (TCJA) requires taxpayers to capitalize and amortize research and experimental (R&D) expenditures under section 174 for tax years beginning after December 31, 2021. These rules became effective for the Company during the year ended December 31, 2022 and the rules are also in effect for its foreign subsidiaries and the calculation of global intangible low-taxes income (GILTI) for the Company. As a result, the Company has capitalized worldwide R&D costs of $223.4 million and $176.9 million for the years ended December 31, 2023 and 2022, respectively. The Company will amortize these costs for tax purposes over 5 years if the R&D was performed in the U.S. and over 15 years if the R&D was performed outside the U.S.
Net deferred tax assets consisted of the following:

	December 31,
(in thousands)	2023	2022
Deferred tax assets (liabilities):
Net operating loss carryforwards	$210,790	$213,710
Research and orphan drug credit carryforwards	59,495	47,418
Stock-based compensation	23,371	20,134
Accrued expenses	7,484	6,944
Operating lease liabilities	7,563	8,699
Property and equipment	(149)	(131)
Operating lease assets	(7,042)	(8,158)
Research and development capitalization	74,551	37,797
Other	1,004	893
Total gross deferred tax assets	377,067	327,306
Valuation allowance	(377,067)	(327,306)
Net deferred tax assets	$—	$—
The change in the valuation allowance was as follows:

	Year Ended December 31,
(in thousands)	2023	2022
Valuation allowance as of beginning of year	$(327,306)	$(282,536)
Net increases recorded to income tax provision	(49,761)	(44,770)
Valuation allowance as of end of year	$(377,067)	$(327,306)
As of December 31, 2023, the Company had NOL carryforwards for federal income tax purposes of $827.3 million, of which all may be carried forward indefinitely but are subject to an 80% limitation. As of December 31, 2023, the Company had NOL carryforwards for state income tax purposes of $733.4 million, which begin to expire in 2027. As of December 31, 2023, the Company also had available research and orphan drug credit carryforwards for federal and state income tax purposes of $55.7 million and $4.8 million, respectively, which begin to expire in 2037 and 2032, respectively. We also had foreign NOL carryforwards of $29.8 million as of December 31, 2023, which will begin to expire in 2026. Utilization of the NOL carryforwards and research and orphan drug credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986, as amended (the Code), and similar state law due to ownership changes that could occur in the future.
These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income. If the Company experiences a change of control, as defined by Section 382 of the Code and similar state law, at any time since the IPO, utilization of the NOL carryforwards or research and orphan drug credit carryforwards may be subject to an annual limitation under Section 382 of the Code, which is determined by first multiplying the value of the Company's stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the NOL carryforwards or research and orphan drug credit carryforwards before utilization. The Company performed an analysis of ownership changes through December 31, 2023. Based on this analysis, the Company does not believe that any of its tax attributes through December 31, 2023 will expire unutilized due to Section 382 limitations.
The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company's history of cumulative net losses incurred since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets as of December 31, 2023. Management reevaluates the positive and negative evidence at each reporting period.
The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state, and foreign jurisdictions, where applicable. There are currently no pending income tax examinations. The Company's tax years that are open under statute are from December 31, 2020 to the present, although carryforward attributes that were generated prior to 2020 may still be adjusted upon examination by the IRS or state tax authorities if they either have been or will be used in a future period. The Company's policy is to record interest and penalties related to income taxes as part of its income tax provision.
As of December 31, 2023, the unremitted earnings of the Company's foreign subsidiaries are not material. The Company has not provided for U.S. income taxes or foreign withholding taxes on these earnings as it is the Company's current intention to permanently reinvest these earnings outside the U.S. The tax liability on these earnings is also not material. Events that could trigger a tax liability include, but are not limited to, distributions, reorganizations or restructurings and/or tax law changes.
Uncertain tax positions represent tax positions for which reserves have been established. As of December 31, 2023, the Company has certain gross unrecognized tax benefits primarily related to the Company's federal and state research and orphan drug credit carryforwards. The Company will recognize interest and penalties related to uncertain tax positions in income tax expense when, if ever, it is in a taxable income position. As of December 31, 2023 and 2022, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company's statement of operations and comprehensive loss. A reconciliation of the beginning and ending amount of uncertain tax positions is summarized as follows:

	Year Ended December 31,
(in thousands)	2023	2022
Beginning Balance	$1,857	$2,355
Additions based on tax positions for the current period	1,284	635
Additions (reductions) for tax positions of prior periods	—	(1,133)
Ending Balance	$3,141	$1,857
16. Commitments and Contingencies
Purchase Commitments Associated with Commercial Supply Agreements
The Company has entered into commercial supply agreements related to the supply of QINLOCK that require the Company to make binding forecasts for a certain amount of purchases. The related cancellation clauses would as a general matter require the Company to pay the full amount of these binding forecasts. As of December 31, 2023, the Company's contractual commitments for its commercial supply agreements were $11.0 million, which is expected to be paid within one year. During the years ended

December 31, 2023, 2022, and 2021, the Company made $10.0 million, $9.6 million, and $9.1 million, respectively, of payments for purchases associated with its commercial supply agreements.
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
Indemnification Agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and senior management that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2023 or 2022.
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Internal Control Over Financial Reporting
Management's Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is a process designed under the supervision of our principal executive officer and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with GAAP. Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in "Internal Control-Integrated Framework (2013)" issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2023, our internal control over financial reporting was effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their audit report, which is included herein.
Changes in Internal Control Over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
During the quarter ended December 31, 2023, Steven L. Hoerter, our Chief Executive Officer and an executive officer, terminated a trading arrangement for the sale of securities of the Company's common stock (terminated Rule 10b5-1 Trading Plan) that was intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c). The terminated Rule 10b5-1 Trading Plan was adopted on June 13, 2023 and would have continued until June 30, 2024 if not earlier terminated. Under the terminated Rule 10b5-1 Trading Plan, an aggregate number of 237,500 securities could be sold or purchased during the duration of the terminated Rule 10b5-1 Trading Plan, which includes any shares sold to cover mandatory tax withholding obligations. No shares were triggered under the terminated Rule 10b5-1 Trading Plan prior to termination.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTION THAT PREVENTS INSPECTIONS
Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item 10 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this Item 11 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item 12 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item 13 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item 14 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

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

10.9#	2022 Inducement Plan, as amended.

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

10.16(a)#*
Amendment No. 1 to Employment Agreement, between Deciphera Pharmaceuticals, LLC and Thomas P. Kelly (Incorporated by reference to Exhibit 10.16(a) to the Registrant’s Annual Report on Form 10-K filed on February 9, 2021).

10.17#*	Employment Agreement, between Deciphera Pharmaceuticals, LLC and Daniel L. Flynn (Incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K filed on February 9, 2021).

10.17(a)#*
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

10.20#*
Deciphera Pharmaceuticals, Inc. Amended and Restated Non-Employee Director Compensation Policy (Incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K filed on February 7, 2023).

10.21#*
Deciphera Pharmaceuticals, Inc. Senior Executive Cash Incentive Bonus Plan (Incorporated by reference to Exhibit 10.11 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 filed on September 22, 2017).

Exhibit Number	Description
10.22*
Lease Agreement, dated May 29, 2018, by and between Deciphera Pharmaceuticals, Inc. and 200 Smith NWALP Property Owner LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 31, 2018).

10.22(a)*
Amendment No. 1 dated October 26, 2018 to the Lease Agreement, dated May 29, 2018, by and between Deciphera Pharmaceuticals, Inc. and 200 Smith NWALP Property Owner LLC (Incorporated by reference to Exhibit 10.11(a) to the Registrant's Annual Report on Form 10-K filed on March 19, 2019).

10.22(b)*
Amendment No. 2 dated December 17, 2018 to the Lease Agreement, dated May 29, 2018, by and between Deciphera Pharmaceuticals, Inc. and 200 Smith NWALP Property Owner LLC (Incorporated by reference to Exhibit 10.11(a) to the Registrant's Annual Report on Form 10-K filed on March 19, 2019).

10.22(c)*
Third Amendment to Lease, dated April 29, 2019, by and between Deciphera Pharmaceuticals, Inc. and 200 Smith NWALP Property Owner LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 3, 2019).

10.23*
License Agreement, made as of June 10, 2019, by and between Deciphera Pharmaceuticals, LLC and Zai Lab (Shanghai) Co., Ltd. (2) (Incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed on August 2, 2019).

10.24*
Letter Agreement, made as of January 17, 2020, by and between Deciphera Pharmaceuticals, LLC and Zai Lab (Shanghai) Co., Ltd. (2) (Incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed on May 5, 2020).

10.25*
Commercial Manufacturing Services and Supply Agreement, made as of April 3, 2019, by and between Deciphera Pharmaceuticals, LLC and Lonza (2) (Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on August 4, 2020).

10.26*
Supply Agreement, made as of February 28, 2020, by and between Deciphera Pharmaceuticals, LLC and Cambrex (2) (Incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed on August 4, 2020).

10.27*
Open Market Sale AgreementSM, dated May 3, 2023, by and between Deciphera Pharmaceuticals, LLC and Jefferies LLC (Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on August 9, 2023).

10.28*
Transition Agreement between Deciphera Pharmaceuticals, LLC and Daniel L. Flynn, Ph.D., dated August 1, 2023 (Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on October 30, 2023).

10.29*
Consulting Agreement between Deciphera Pharmaceuticals, LLC and Daniel L. Flynn, Ph.D., dated August 1, 2023 (Incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed on October 30, 2023).

10.30	Compensation Recovery Policy.

10.31	Employment Agreement, between Deciphera Pharmaceuticals, LLC and Dashyant Dhanak.

21.1	List of Subsidiaries of Registrant.

23.1	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm.

24.1	Power of Attorney (included on signature page to this Annual Report on Form 10-K).

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

Exhibit Number	Description
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
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

Date: February 7, 2024	DECIPHERA PHARMACEUTICALS, INC.

	By:	/s/ Steven L. Hoerter
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

Signature	Title	Date
/s/ Steven L. Hoerter	President, Chief Executive Officer, and Director (Principal Executive Officer)	February 7, 2024
Steven L. Hoerter

/s/ Thomas P. Kelly	Chief Financial Officer (Principal Financial and Accounting Officer)	February 7, 2024
Thomas P. Kelly

/s/ Patricia L. Allen	Director	February 7, 2024
Patricia L. Allen

/s/ Edward J. Benz, Jr., M.D.	Director	February 7, 2024
Edward J. Benz, Jr., M.D.

/s/ James A. Bristol, Ph.D.	Director	February 7, 2024
James A. Bristol, Ph.D.

/s/ Frank S. Friedman	Director	February 7, 2024
Frank S. Friedman

/s/ Susan L. Kelley, M.D.	Director	February 7, 2024
Susan L. Kelley, M.D.

/s/ John R. Martin	Director	February 7, 2024
John R. Martin

/s/ Ron Squarer	Director	February 7, 2024
Ron Squarer

/s/ Dennis L. Walsh	Director	February 7, 2024
Dennis L. Walsh