Form 10-Q
period 2024-03-31
Deciphera Pharmaceuticals, Inc.
filed 2024-05-10
CIK 1654151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 6, 2024, there were 86,475,972 shares of Common Stock, $0.01 par value per share, outstanding.

Deciphera Pharmaceuticals, Inc.

SUMMARY OF MATERIAL RISKS ASSOCIATED WITH OUR BUSINESS
Our business is subject to numerous risks and uncertainties that you should be aware of before making an investment decision. These risks include, but are not limited to, the following:
•We may not complete the pending transaction with Ono Pharmaceutical Co., Ltd. (Ono) within the time frame we anticipate, or at all, which could have an adverse effect on our business, financial results and/or operations.
•While the Merger Agreement (as defined below) is in effect, we are subject to restrictions on our business activities.
•In certain instances, the Merger Agreement requires us to pay a termination fee to Ono, which could require us to use available cash that would have otherwise been available for general corporate purposes and other uses.
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
•QINLOCK or any current drug candidates, such as vimseltinib and DCC-3116, or future drug candidates, if successfully developed and approved, may cause undesirable side effects that limit the commercial profile or result in other significant negative consequences for approved products; or delay or prevent further development or regulatory approval with respect to drug candidates or new indications, or cause regulatory authorities to require labeling statements.
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
•The commercial success of QINLOCK, and any future approved drugs, such as vimseltinib or DCC-3116, if approved, will depend upon market acceptance by physicians, patients, third-party payors, and others in the medical community.
•Our failure to obtain additional marketing approvals in other foreign jurisdictions would prevent QINLOCK and our drug candidates from being marketed more extensively internationally, and any approval we are granted for QINLOCK or our drug candidates in the United States (U.S.) or key European markets would not assure approval of QINLOCK or our drug candidates in other foreign jurisdictions.
•QINLOCK and any drug candidate for which we obtain marketing approval will be subject to ongoing enforcement of post-marketing requirements and we could be subject to substantial penalties, including withdrawal of QINLOCK or any future approved product from the market, if we fail to comply with all regulatory requirements. In addition, compliance with such requirements may involve substantial resources, which could materially impair our ability to generate revenue.
•We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our drug and drug candidates.
•If we experience delays or difficulties in enrollment of patients in clinical trials, including our ongoing Phase 3 INSIGHT study and Phase 1/2 study of DCC-3116, our receipt of necessary marketing approvals could be delayed or prevented.
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
•We have incurred significant operating losses since inception and have not generated sufficient revenue to result in a profit from product sales. We expect to incur continued losses and may never achieve or maintain profitability.
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

FORWARD-LOOKING STATEMENTS
This Form 10-Q contains forward-looking statements, which reflect our current views with respect to, among other things, our operations and financial performance. All statements other than statements of historical facts contained in this Form 10-Q, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plan, objectives of management, and expected market growth are forward-looking statements. You can identify these forward-looking statements by the use of words such as "outlook," "believes," "expects," "potential," "continues," "may," "will," "should," "seeks," "approximately," "predicts," "intends," "plans," "estimates," "anticipates," or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under "Risk Factors" and include, among other things:
•our expectations regarding the time frame of the pending transaction with Ono and our ability to complete the transaction within the time frame we anticipate, or at all;
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

PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements.
Deciphera Pharmaceuticals, Inc.
Consolidated Balance Sheets
(Unaudited, in thousands, except share and per share amounts)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$91,228	$83,507
Short-term marketable securities	181,299	222,709
Accounts receivable, net	32,684	31,952
Inventory	21,098	21,210
Prepaid expenses and other current assets	23,628	21,718
Total current assets	349,937	381,096
Long-term marketable securities	26,778	46,699
Other long-term assets and long-term investments—restricted	8,133	8,277
Property and equipment, net	5,155	5,421
Operating lease assets	30,925	32,073
Total assets	$420,928	$473,566
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$19,459	$26,476
Accrued expenses and other current liabilities	60,396	70,295
Operating lease liabilities	3,574	3,504
Total current liabilities	83,429	100,275
Operating lease liabilities, net of current portion	21,449	22,375
Total liabilities	104,878	122,650
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock, $0.01 par value per share; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value per share; 125,000,000 shares authorized; 82,158,670 shares and 80,503,338 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	821	805
Additional paid-in capital	1,788,519	1,777,839
Accumulated other comprehensive income (loss)	98	577
Accumulated deficit	(1,473,388)	(1,428,305)
Total stockholders' equity	316,050	350,916
Total liabilities and stockholders' equity	$420,928	$473,566
The accompanying notes are an integral part of these consolidated financial statements.

Deciphera Pharmaceuticals, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2024	2023
Revenues:
Product revenues, net	$42,550	$33,222
Collaboration revenues	2,449	223
Total revenues	44,999	33,445
Cost and operating expenses:
Cost of sales	2,088	488
Research and development	57,834	54,765
Selling, general, and administrative	33,924	31,449
Total cost and operating expenses	93,846	86,702
Loss from operations	(48,847)	(53,257)
Other income:
Interest and other income, net	3,764	3,648
Total other income, net	3,764	3,648
Net loss	$(45,083)	$(49,609)

Net loss per share—basic and diluted	$(0.52)	$(0.60)
Weighted average common shares outstanding—basic and diluted	87,388,106	82,676,624

Comprehensive loss:
Net loss	$(45,083)	$(49,609)
Other comprehensive income (loss):
Unrealized gains (losses) on marketable securities	(206)	709
Currency translation adjustment	(273)	93
Total other comprehensive income (loss)	(479)	802
Total comprehensive loss	$(45,562)	$(48,807)
The accompanying notes are an integral part of these consolidated financial statements.

Deciphera Pharmaceuticals, Inc.
Consolidated Statements of Stockholders' Equity
(Unaudited, in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2023	80,503,338	$805	$1,777,839	$577	$(1,428,305)	$350,916
Issuance of common stock upon pre-funded warrant exercise	914,001	9	—	—	—	9
Issuance of common stock under stock option and incentive plans	741,331	7	506	—	—	513
Stock-based compensation expense	—	—	10,174	—	—	10,174
Other comprehensive income (loss)	—	—	—	(479)	—	(479)
Net loss	—	—	—	—	(45,083)	(45,083)
Balance, March 31, 2024	82,158,670	$821	$1,788,519	$98	$(1,473,388)	$316,050

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2022	67,637,351	$676	$1,575,361	(983)	$(1,233,363)	$341,691
Issuance of common stock, net of underwriting discounts, commissions and offering costs	7,986,111	80	134,411	—	—	134,491
Issuance of common stock upon pre-funded warrant exercise	2,427,693	24	—	—	—	24
Issuance of common stock under stock option and incentive plans	456,597	5	166	—	—	171
Stock-based compensation expense	—	—	12,514	—	—	12,514
Other comprehensive income (loss)	—	—	—	802	—	802
Net loss	—	—	—	—	(49,609)	(49,609)
Balance, March 31, 2023	78,507,752	$785	$1,722,452	$(181)	$(1,282,972)	$440,084

The accompanying notes are an integral part of these consolidated financial statements.

Deciphera Pharmaceuticals, Inc.
Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(45,083)	$(49,609)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Stock-based compensation expense	10,174	12,514
Depreciation expense	450	608
Noncash lease expense	1,147	1,102
Net (accretion) amortization of (discounts) premium on marketable securities	(1,653)	(1,566)
Changes in operating assets and liabilities:
Accounts receivable	(878)	77
Inventory	(918)	(1,258)
Prepaid expenses and other current assets	(1,967)	(4,061)
Other long-term assets	140	—
Accounts payable	(6,944)	993
Accrued expenses and other current liabilities	(8,196)	(7,464)
Operating lease liabilities	(857)	(791)
Net cash flows used in operating activities	(54,585)	(49,455)
Cash flows from investing activities:
Purchases of marketable securities	(20,264)	(122,860)
Maturities of marketable securities	83,041	87,021
Sales of marketable securities	—	785
Purchases of property and equipment	(146)	(360)
Net cash flows provided by (used in) investing activities	62,631	(35,414)
Cash flows from financing activities:
Proceeds from offerings of common stock, net of underwriting discounts and commissions	—	135,125
Proceeds from pre-funded warrant exercise	9	24
Payments of offering costs	—	(634)
Proceeds from stock option exercises and employee stock purchase plan	513	171
Net cash flows provided by financing activities	522	134,686
Net (decrease) increase in cash and cash equivalents	8,568	49,817
Effect of exchange rate changes on cash and cash equivalents	(847)	79
Cash and cash equivalents at beginning of period	83,507	64,741
Cash and cash equivalents at end of period	$91,228	$114,637
The accompanying notes are an integral part of these consolidated financial statements.

Deciphera Pharmaceuticals, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

1. Nature of the Business and Summary of Significant Accounting Policies
Nature of the Business
Deciphera Pharmaceuticals, Inc. (the Company) is a biopharmaceutical company focused on discovering, developing, and commercializing important new medicines to improve the lives of people with cancer. Leveraging its proprietary switch-control inhibitor platform and deep expertise in kinase biology, the Company designs kinase inhibitors to target the switch pocket region of the kinase with the goal of developing potentially transformative medicines. Through its patient-inspired approach, the Company seeks to develop a broad portfolio of innovative medicines to improve treatment outcomes. QINLOCK, the Company's switch-control tyrosine kinase inhibitor, was discovered using its proprietary drug discovery platform and designed for the treatment of gastrointestinal stromal tumor (GIST). QINLOCK is approved in Australia, Canada, China, the European Union (EU), Hong Kong, Iceland, Israel, Liechtenstein, Macau, New Zealand, Norway, Singapore, Switzerland, Taiwan, the United Kingdom (U.K.), and the United States (U.S.) for the treatment of fourth-line GIST. The Company wholly owns QINLOCK and all of its drug candidates with the exception of a development and commercialization out-license agreement for QINLOCK in Greater China. In addition to QINLOCK, the Company has developed a robust pipeline of novel drug candidates using its switch-control kinase inhibitor platform, including vimseltinib and DCC-3116.
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
During the three months ended March 31, 2024 and 2023, 914,001 and 2,427,693 shares of pre-funded warrants were exercised, respectively, resulting in net proceeds of less than $0.1 million during each period. As of March 31, 2024, there were 5,514,269 pre-funded warrants outstanding.
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
In May 2023, the Company entered into an Open Market Sale AgreementSM (the Sales Agreement) with Jefferies, pursuant to which the Company may issue and sell shares having aggregate offering proceeds of up to $200.0 million from time to time through Jefferies as its sales agent. Upon delivery of a placement notice and subject to the terms and conditions of the Sales Agreement, Jefferies may sell shares by any method permitted by law deemed to be an "at the market offering" as defined in Rule

Deciphera Pharmaceuticals, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

415(a)(4) promulgated under the Securities Act of 1933, as amended. The Company may sell shares in amounts and at times to be determined by the Company from time to time subject to the terms and conditions of the Sales Agreement, but it has no obligation to sell any shares under the Sales Agreement. The Company or Jefferies may suspend or terminate the offering of shares upon notice to the other party and subject to other conditions.
During the three months ended March 31, 2024, no shares were issued by the Company under the Sales Agreement. As of March 31, 2024, there was up to $185.0 million available for future issuance under the Sales Agreement.
Basis of Presentation
The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets, and the satisfaction of liabilities and commitments in the ordinary course of business. Since inception, the Company has incurred recurring losses, including net losses of $45.1 million and $194.9 million for the three months ended March 31, 2024 and the year ended December 31, 2023, respectively. As of March 31, 2024, the Company had an accumulated deficit of $1.5 billion. The Company expects to continue to generate operating losses for the foreseeable future. The Company expects that its cash, cash equivalents, and marketable securities of $299.3 million as of March 31, 2024, together with anticipated product, royalty, and supply revenues, but excluding any potential future milestones received under its collaboration or license agreements will be sufficient to fund its operating expenses and capital expenditure requirements through at least 12 months from the issuance date of these consolidated financial statements.
If the pending transaction (see Merger Agreement defined within Note 8, Subsequent Events) with Ono Pharmaceutical Co., Ltd., a Japanese company (kabushiki kaisha) (Parent or Ono), does not close, the future viability of the Company will be dependent on its ability to raise additional capital to fund its operations and the Company will need to obtain substantial additional funding in connection with continuing operations. If the Company is unable to raise capital when needed, or on attractive terms, it could be forced to delay, reduce, or further terminate its research or drug development programs or certain commercialization efforts. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all.
These consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.
Unaudited Interim Financial Information
These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (GAAP).
The consolidated balance sheet as of December 31, 2023 was derived from audited financial statements, but does not include all disclosures required by GAAP. The accompanying unaudited consolidated financial statements as of March 31, 2024 and for the three months ended March 31, 2024 and 2023 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto for the year ended December 31, 2023 included in the Company's Form 10-K on file with the SEC.
In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company's consolidated financial position as of March 31, 2024, consolidated results of operations and comprehensive loss for the three months ended March 31, 2024 and 2023, and consolidated cash flows for the three months ended March 31, 2024 and 2023, have been made. The consolidated results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2024.
The significant accounting policies used in preparation of these consolidated financial statements for the three months ended March 31, 2024 are consistent with those discussed in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements in the Company's Form 10-K for the year ended December 31, 2023.

Deciphera Pharmaceuticals, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

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
Net Loss per Share
Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding, including pre-funded warrants, for the period. Diluted net income (loss) per share is computed by dividing the diluted net income (loss) by the weighted average number of common shares and potential dilutive common shares assuming the dilutive effect as determined using the treasury stock method.
For periods in which the Company has reported net losses, diluted net loss per common share is the same as basic net loss per common share, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss for the three months ended March 31, 2024 and 2023.
The following potential dilutive securities, presented based on amounts outstanding at the end of each reporting period, have been excluded from the calculation of diluted net loss per share because including them would have had an anti-dilutive impact:

	As of March 31,
	2024	2023
Options to purchase common stock	10,091,606	9,256,574
Unvested restricted stock units	3,122,494	2,930,554
Employee stock purchase plan shares	84,623	61,307
Total	13,298,723	12,248,435
Restricted stock units that are outstanding and contain performance-based vesting criteria for which the performance conditions have not been met are excluded from the presentation of common stock equivalents outstanding in the chart above.
2. Revenues
Net Product Revenues
To date, the Company's only source of product revenues has been from the sales of QINLOCK.
Net product revenues by geography consisted of the following and are attributable to individual countries based on the location of the customer:

	Three Months Ended March 31,
(in thousands)	2024	2023
U.S.	$31,836	$24,624
Rest of world	10,714	8,598
Total product revenues, net	$42,550	$33,222

Deciphera Pharmaceuticals, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

Activity in each of the product revenue allowance and reserve categories is summarized as follows:

(in thousands)	Trade discounts and allowances	Chargebacks and administrative fees	Government rebates and other incentives	Returns	Total
Balance as of December 31, 2023	$754	$880	$24,866	$1,095	$27,595
Provision related to sales in the current year	1,312	3,879	5,682	1,026	11,899
Adjustments related to prior period sales	—	—	—	(164)	(164)
Credits and payments made during the period	(1,097)	(3,654)	(2,787)	(521)	(8,059)
Balance as of March 31, 2024	$969	$1,105	$27,761	$1,436	$31,271
The total reserves described above are summarized as components of the Company's consolidated balance sheets as follows:

(in thousands)	As of March 31, 2024	As of December 31, 2023
Reduction of accounts receivable, net	$1,999	$1,528
Component of accrued expenses and other current liabilities	29,272	26,067
Total revenue-related reserves	$31,271	$27,595
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
Pursuant to the terms of the Zai License Agreement, as of March 31, 2024 the Company has received an upfront cash payment of $20.0 million and three development milestone payments totaling $12.0 million and will be eligible to receive up to $173.0 million in potential development and commercial milestone payments, consisting of up to $38.0 million of development milestones and up to $135.0 million of commercial milestones. In addition, during the term of the Zai License Agreement, Zai will be obligated to pay the Company tiered percentage royalties ranging from low to high teens on annual net sales of the Licensed Products in the Territory, subject to adjustments in specified circumstances. Additionally, certain costs incurred by the Company associated with the Zai License Agreement are reimbursed by Zai.
During the three months ended March 31, 2024 and 2023, the Company recognized royalty revenues under the Zai License Agreement, which the Company began recognizing in the second quarter of 2021 following the approval from the China National Medical Products Administration (China NMPA).
Please read Note 3, Revenues, to the consolidated financial statements in the Company's Form 10-K for the year ended December 31, 2023 for further details on the Zai License Agreement.
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
3. Marketable Securities and Fair Value Measurements
The following tables present marketable securities by contractual maturity and security type:

As of March 31, 2024 (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Due within one year:
U.S. government securities	$80,831	$4	$(176)	$80,659
Corporate debt securities	72,448	6	(94)	72,360
Commercial paper	28,294	3	(17)	28,280
Due after one year through five years:
U.S. government securities	19,790	5	(156)	19,639
Corporate debt securities	7,134	11	(6)	7,139
Total	$208,497	$29	$(449)	$208,077

As of December 31, 2023 (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Due within one year:
U.S. government securities	$97,889	$15	$(93)	$97,811
Corporate debt securities	82,934	26	(123)	82,837
Commercial paper	39,542	30	(11)	39,561
Certificates of deposit	2,500	—	(1)	2,499
Due after one year through five years:
U.S. government securities	31,698	34	(151)	31,581
Corporate debt securities	15,060	64	(5)	15,119
Total	$269,623	$169	$(384)	$269,408

Deciphera Pharmaceuticals, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

The following tables present information about the Company's financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

As of March 31, 2024 (in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$—	$43,773	$—	$43,773
Commercial paper	—	1,996	—	1,996
Marketable securities:
U.S. government securities	—	100,298	—	100,298
Corporate debt securities	—	79,499	—	79,499
Commercial paper	—	28,280	—	28,280
Total	$—	$253,846	$—	$253,846

As of December 31, 2023 (in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$—	$29,829	$—	$29,829
Marketable securities:
U.S. government securities	—	129,392	—	129,392
Corporate debt securities	—	97,956	—	97,956
Commercial paper	—	39,561	—	39,561
Certificates of deposit	—	2,499	—	2,499
Total	$—	$299,237	$—	$299,237
The tables above exclude certificates of deposit totaling $3.1 million as of both March 31, 2024 and December 31, 2023 that the Company held to secure a letter of credit associated with its leases and to secure a credit card account. The certificates of deposit are measured at carrying value in the consolidated balance sheets in other long-term assets and long-term investments—restricted and approximate fair value. For additional information on the letter of credit associated with the Company's leases, please read Note 7, Leases, to the consolidated financial statements in the Company's Form 10-K for the year ended December 31, 2023.
The fair value of Level 2 instruments classified as cash equivalents and marketable securities were determined through third-party pricing services. The pricing services use many observable market inputs to determine value, including reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates, and other industry and economic events. The Company performs validation procedures to ensure the reasonableness of this data. The Company performs its own review of prices received from the independent pricing services by comparing these prices to other sources. After completing the validation procedures, the Company did not adjust or override any fair value measurements provided by the pricing services as of March 31, 2024 and December 31, 2023.

Deciphera Pharmaceuticals, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

4. Inventory
Capitalized inventory consisted of the following:

(in thousands)	As of March 31, 2024	As of December 31, 2023
Raw materials	$4,934	$4,934
Work in process	16,968	18,253
Finished goods	4,130	2,957
Total inventory	$26,032	$26,144
Long-term inventory, which consists of raw materials, is included in other long-term assets and long-term investments—restricted in the consolidated balance sheets. As of both March 31, 2024 and December 31, 2023, $4.9 million was classified as non-current.
Inventory written down as a result of excess, obsolescence, unmarketability, or other reasons is charged to cost of sales. During the three months ended March 31, 2024 and 2023, there were no amounts in inventory written down as a result of excess, obsolescence, unmarketability, or other reasons.
5. Other Consolidated Financial Statement Detail
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

(in thousands)	As of March 31, 2024	As of December 31, 2023
Prepaid external research and development expenses	$12,767	$12,729
Prepaid selling, general, and administrative expenses	8,062	5,811
Short-term interest receivable	1,413	1,772
Other current assets	1,386	1,406
Total prepaid expenses and other current assets	$23,628	$21,718
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

(in thousands)	As of March 31, 2024	As of December 31, 2023
Revenue-related reserves	$29,272	$26,067
External research and development expenses	16,236	16,095
Payroll and related expenses	7,918	20,519
Professional fees	6,013	5,669
Other	957	1,945
Total accrued expenses and other current liabilities	$60,396	$70,295
Interest Income
For the three months ended March 31, 2024 and 2023, interest income was $3.6 million and $3.9 million, respectively.

Deciphera Pharmaceuticals, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

6. Stock-Based Awards
Equity Plans
The Company grants stock-based awards under its 2017 Stock Option and Incentive Plan (the 2017 Plan) and is authorized to issue common stock under its 2017 Employee Stock Purchase Plan (ESPP). In February 2024 and 2023, the Company granted performance-based restricted stock unit awards under the 2017 Plan. No performance-based restricted stock units vested, no performance-based restricted stock units were forfeited, and no stock-based compensation expense was recognized related to performance-based restricted stock units during the three months ended March 31, 2024 and 2023. The Company also has outstanding stock options under its 2015 Equity Incentive Plan but is no longer granting awards under this plan. As of March 31, 2024, 2,119,578 shares of common stock were available for issuance under the 2017 Plan. As of March 31, 2024, 2,619,550 shares of common stock were available for issuance to participating employees under the ESPP.
In January 2022, the Company adopted an inducement plan (the Inducement Plan) pursuant to which the Company initially reserved 800,000 shares of common stock to be used exclusively for grants of equity-based awards to individuals who were not previously employees or directors of the Company, as an inducement material to the individual’s entry into employment with the Company within the meaning of Rule 5635(c)(4) of the Marketplace Rules of the Nasdaq Stock Market, Inc. In February 2024 and 2023, the Inducement Plan was amended and the number of shares reserved for issuance under the Inducement Plan was increased by 355,600 and 270,000, respectively. As of March 31, 2024, 800,000 shares of common stock were available for issuance under the Inducement Plan.
Stock-based compensation expense was classified in the consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended March 31,
(in thousands)	2024	2023
Research and development	$4,731	$5,455
Selling, general, and administrative	5,443	7,059
Total stock-based compensation	$10,174	$12,514
As of March 31, 2024, total unrecognized compensation cost related to the unvested share-based awards was $78.1 million, which is expected to be recognized over a weighted average of 2.3 years.
7. Commitments and Contingencies
Purchase Commitments Associated with Commercial Supply Agreements
The Company has entered into commercial supply agreements related to the supply of QINLOCK that require the Company to make binding forecasts for a certain amount of purchases. The related cancellation clauses would as a general matter require the Company to pay the full amount of these binding forecasts. As of March 31, 2024, the Company's contractual commitments for its commercial supply agreements were $9.0 million which are expected to be paid within one year.
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
Indemnification Agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and senior management that will require the

Deciphera Pharmaceuticals, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of March 31, 2024 or December 31, 2023.
8. Subsequent Events
On April 29, 2024, the Company, Ono, and Topaz Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (Merger Sub), entered into an Agreement and Plan of Merger (the Merger Agreement). Pursuant to the Merger Agreement, and upon the terms and subject to the conditions therein, Merger Sub will commence a cash tender offer (the Offer) to acquire all of the issued and outstanding shares of the Company’s common stock, at a price per share of $25.60, net to the seller in cash, without interest and subject to any withholding of taxes required by applicable law. Following the consummation of the Offer, Merger Sub will merge with and into the Company, with the Company continuing as the surviving corporation. The merger is expected to close in the third quarter of 2024. If the Merger Agreement is terminated by the Company under certain circumstances specified in the Merger Agreement, the Company will be required to pay Parent a termination fee of $78.8 million.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Form 10-Q and our Annual Report on Form 10-K (Form 10-K) for the year ended December 31, 2023 on file with the SEC. Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-Q, including information with respect to our plans and strategy for our business, includes forward looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the "Risk Factors" section of this Form 10-Q, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis.
Overview
We are a biopharmaceutical company focused on discovering, developing, and commercializing important new medicines to improve the lives of people with cancer. Leveraging our proprietary switch-control inhibitor platform and deep expertise in kinase biology, we design kinase inhibitors to target the switch pocket region of the kinase with the goal of developing potentially transformative medicines. Through our patient-inspired approach, we seek to develop a broad portfolio of innovative medicines to improve treatment outcomes. QINLOCK, our switch-control tyrosine kinase inhibitor, was discovered using our proprietary drug discovery platform and designed for the treatment of GIST. QINLOCK is approved in Australia, Canada, China, the EU, Hong Kong, Iceland, Israel, Liechtenstein, Macau, New Zealand, Norway, Singapore, Switzerland, Taiwan, the U.K., and the U.S. for the treatment of fourth-line GIST. We wholly own QINLOCK and all of our drug candidates with the exception of a development and commercialization out-license agreement for QINLOCK in Greater China. In addition to QINLOCK, we have developed a robust pipeline of novel drug candidates using our switch-control kinase inhibitor platform, including vimseltinib and DCC-3116.
Pending Transaction with Ono Pharmaceutical Co., Ltd.
On April 29, 2024, we, Ono Pharmaceutical Co., Ltd., a Japanese company (kabushiki kaisha) (Parent or Ono), and Topaz Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (Merger Sub), entered into an Agreement and Plan of Merger (the Merger Agreement). Pursuant to the Merger Agreement, and upon the terms and subject to the conditions therein, Merger Sub will commence a cash tender offer (the Offer) to acquire all the issued and outstanding shares of our common stock, at a price per share of $25.60, net to the seller in cash, without interest and subject to any withholding of taxes required by applicable law. Following the consummation of the Offer, Merger Sub will merge with and into our company, with our company continuing as the surviving corporation. The merger is expected to close in the third quarter of 2024. If the Merger Agreement is terminated by us under certain circumstances specified in the Merger Agreement, we will be required to pay Parent a termination fee of $78.8 million.
Components of Our Results of Operations
Revenues
QINLOCK is approved in Australia, Canada, China, the EU, Hong Kong, Iceland, Israel, Liechtenstein, Macau, New Zealand, Norway, Singapore, Switzerland, Taiwan, the U.K., and the U.S. for the treatment of fourth-line GIST. We may generate revenue in the future from a combination of product sales or payments from collaboration, distribution, or any potential additional license agreements that we may enter into with third parties. We expect that our revenue in the foreseeable future will be derived primarily from sales of QINLOCK and, payments owed to us under the Zai License Agreement and Zai Supply Agreement we entered into with Zai in June 2019 and February 2020, respectively, including royalty revenues under the Zai License Agreement following the approvals of QINLOCK in the PRC and Hong Kong in March 2021. We cannot provide assurance as to what extent we will generate revenue from the commercialization of QINLOCK or if, when, or to what extent we will generate revenue from the commercialization and sale of our drug candidates, including vimseltinib, for which we may receive marketing approval, if any. Additionally, we cannot provide assurance as to the extent of future royalty payments, the timing of future milestone payments, or that we will achieve and receive any future milestone payments at all. We may never succeed in obtaining regulatory approval for any of our drug candidates other than QINLOCK.
Product Revenues, Net
During the three months ended March 31, 2024 and 2023, our only source of product revenues was from the sales of QINLOCK. Product revenues are recorded net of estimates of variable consideration. Please read Note 2, Revenues, of these consolidated financial statements included in this Form 10-Q for further details of the reserves recorded for variable considerations.

Collaboration Revenues
For the three months ended March 31, 2024 and 2023, collaboration revenues were associated with the Zai License Agreement and Zai Supply Agreement, as applicable.
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
Research and development activities are central to our business model. Drugs and drug candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect research and development expenses associated with our drug and drug candidate programs will increase during the remainder of 2024 as these programs continue to progress and as we support regulatory filing submissions for vimseltinib. We do not believe that it is possible at this time to accurately project total program-specific expenses through commercialization. There are numerous factors associated with the successful commercialization of our drug and any of our drug candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. Additionally, future commercial and regulatory factors beyond our control will impact our clinical development programs and plans.
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
We anticipate that our selling, general, and administrative expenses will increase modestly overall during the remainder of 2024 due to increased selling, general, and administrative expenses to be incurred related to the continued launch of QINLOCK in additional jurisdictions in 2024 and supporting commercial preparations for a potential launch of vimseltinib. We also anticipate that we will continue to incur accounting, audit, legal, regulatory, compliance, and investor and public relations expenses associated with the business and continued operations as a public company.
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
Consistent with our income tax disclosures described under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations—Components of Our Results of Operations" in our Form 10-K for the year ended December 31, 2023 on file with the SEC, as of March 31, 2024, we have not recorded any U.S. federal or state income tax benefits for either the net losses we have incurred or our earned research and orphan drug credits, due to the uncertainty of realizing a benefit from those items in the future.
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
For a description of our critical accounting policies, please see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates" in our Form 10-K for the year ended December 31, 2023 on file with the SEC. There have been no significant changes to our critical accounting policies since December 31, 2023.

Results of Operations
Comparison of the Three Months Ended March 31, 2024 and 2023
The following table summarizes our results of operations for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(in thousands)	2024	2023
Revenues:
Product revenues, net	$42,550	$33,222
Collaboration revenues	2,449	223
Total revenues	44,999	33,445
Cost and operating expenses:
Cost of sales	2,088	488
Research and development	57,834	54,765
Selling, general, and administrative	33,924	31,449
Total cost and operating expenses	93,846	86,702
Loss from operations	(48,847)	(53,257)
Other income:
Interest and other income, net	3,764	3,648
Total other income, net	3,764	3,648
Net loss	$(45,083)	$(49,609)
Revenues
Product Revenues, Net
During the three months ended March 31, 2024 and 2023, our only source of product revenues was from the sales of QINLOCK. During the three months ended March 31, 2024 and 2023, net product revenues by geography consisted of the following:

	Three Months Ended March 31,
(in thousands)	2024	2023
U.S.	$31,836	$24,624
Rest of world	10,714	8,598
Total product revenues, net	$42,550	$33,222
For the three months ended March 31, 2024 compared to the same period in 2023, U.S. net product revenues increased $7.2 million primarily due to increased sales volume of $6.1 million and an increase in net price of $1.1 million. In the three months ended March 31, 2024 compared to the same period in 2023, increased sales volume for QINLOCK in the U.S. was driven primarily by increased demand, including new patient acquisition, new prescriber growth, and increasing average duration of therapy. In addition to strength in QINLOCK's fourth-line GIST indication, we believe recent demand growth has been positively impacted by an increase in unpromoted use in earlier lines of therapy based on physician decision. The increase in net price was primarily driven by price increases, partially offset by an increase in chargebacks and administrative fees and government rebates and other incentives.
For the three months ended March 31, 2024 compared to the same period in 2023, rest of world net product revenues increased $2.1 million, primarily due to increased sales volume of QINLOCK in Italy, which launched in the third quarter of 2023, and other jurisdictions as we continued our commercialization efforts.
Collaboration Revenues
For the three months ended March 31, 2024 and 2023 compared to the same period in 2023, collaboration revenues increased $2.2 million primarily due to an increase in supply revenues under the Zai Supply Agreement and an increase in royalties under the Zai License Agreement.

Cost of Sales
During the three months ended March 31, 2024 and 2023, cost of sales by type consisted of the following:

	Three Months Ended March 31,
(in thousands)	2024	2023
Cost of product sales	$604	$430
Cost of collaboration sales	1,484	58
Total cost of sales	$2,088	$488
For the three months ended March 31, 2024 compared to the same period in 2023, cost of sales increased $1.6 million primarily due to an increase in cost of sales recognized under the Zai Supply Agreement and an increase in cost of sales in the U.S. due to a credit received during the first quarter of 2023 for inventory previously written down during the year ended December 31, 2022. During the three months ended March 31, 2024 and 2023, there was no inventory written down as a result of excess, obsolescence, unmarketability, or other reasons.
We do not expect our cost of sales for QINLOCK to increase significantly as a percentage of net sales in future periods as we continue to produce inventory for future sales, and then sell such inventory.
Operating Expenses
Research and Development Expenses
QINLOCK
For the three months ended March 31, 2024 compared to the same period in 2023, research and development expenses related to QINLOCK were relatively flat. Clinical trial expenses for QINLOCK increased less than $0.1 million primarily as a result of increased expenses associated with our Phase 3 INSIGHT study of QINLOCK versus sunitinib in patients with mutations in KIT exon 11 and 17/18, partially offset by a decrease in expenses associated with our Phase 3 INTRIGUE study of QINLOCK for the treatment of second-line GIST.

Vimseltinib
For the three months ended March 31, 2024 compared to the same period in 2023, research and development expenses related to our vimseltinib program increased primarily due to increased manufacturing expenses of $1.6 million. Manufacturing expenses increased primarily due to process development and validation activities and the timing of manufacturing and packaging and labeling activities.
DCC-3116
For the three months ended March 31, 2024 compared to the same period in 2023, research and development expenses related to our DCC-3116 program decreased primarily as a result of decreased manufacturing expenses of $1.7 million, partially offset by increased clinical trial expenses of $0.7 million. Manufacturing expenses decreased primarily due to the timing of inventory production and timing of raw materials procurement of product to be used in our Phase 1/2 study of DCC-3116. Clinical trial expenses increased primarily due to increased activities associated with our Phase 1/2 study evaluating DCC-3116 as a single agent and in combination cohorts and an increase in clinical pharmacology activities.
Preclinical
For the three months ended March 31, 2024 compared to the same period in 2023, research and development expenses related to preclinical costs decreased $2.4 million primarily due to decreased biology, pharmacokinetics, and toxicology activities for our early-stage drug discovery programs, including for DCC-3084. These decreases were partially offset by an increase in such preclinical activities for DCC-3009.
Personnel-related and Other Research and Development Expenses
For the three months ended March 31, 2024 compared to the same period in 2023, the increase in personnel-related and other research and development expenses was primarily associated with increased personnel-related costs of $2.5 million driven by headcount growth, partially offset by a decrease in stock-based compensation of $0.7 million primarily as a result of the completion of vesting during the second quarter of 2023 of grants issued in the fourth quarter of 2021 in connection with our corporate restructuring. There was also an increase in other research and development expenses of $2.2 million, which was primarily related to an increase in manufacturing activities for DCC-3009 and our integrated stress response (ISR) program, our general control nonderepressible 2 (GCN2) activator program and an increase in clinical trial preparation activities for DCC-3084, partially offset by a decrease in manufacturing activities for DCC-3084.
We expect research and development expenses associated with our drug and drug candidate programs will increase during the remainder of 2024 as these programs continue to progress and as we support regulatory filing submissions for vimseltinib.
Selling, General, and Administrative Expenses
For the three months ended March 31, 2024 compared to the same period in 2023, the increase in selling, general, and administrative expenses was primarily associated with increased professional and consultant fees of $2.6 million, partially offset by decreased personnel-related costs of $0.2 million primarily due to a decrease in stock-based compensation expense of $1.6 million as a result of the completion of vesting during the second quarter of 2023 of grants issued in the fourth quarter of 2021 in connection with our corporate restructuring. The decrease in personnel-related costs due to stock-based compensation was partially offset by an increase in headcount. The increase in professional and consultant fees was primarily due to an increase in third-party legal services and an increase in professional, consulting, and other expenses related to preparations for a potential commercial launch of vimseltinib.
We anticipate that our selling, general, and administrative expenses will increase modestly overall during the remainder of 2024 due to increased selling, general, and administrative expenses to be incurred related to the continued launch of QINLOCK in additional jurisdictions in 2024 and supporting commercial preparations for a potential launch of vimseltinib.
Interest and Other Income, Net
For the three months ended March 31, 2024 compared to the same period in 2023, interest and other income, net, was relatively flat, with increases being primarily due to foreign exchange rate differences, partially offset by a decrease in interest income.

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
As a result, we have incurred significant operating losses since our inception. We have generated limited revenue to date primarily from our product sales and under the Zai License Agreement and Zai Supply Agreement. QINLOCK is approved in 16 territories for the treatment of fourth-line advanced GIST. During the three months ended March 31, 2024 and 2023, our product revenues were primarily derived from sales of QINLOCK in the U.S. Additionally, we launched QINLOCK in Germany in January 2022, have conducted the post-approval paid access program in France since April 2022, and launched QINLOCK in Italy in the third quarter of 2023. We have also entered into exclusive distributor arrangements to facilitate product sales of QINLOCK in select geographies where we do not currently intend to distribute QINLOCK on our own. Beginning in the second quarter of 2021, following the approvals of QINLOCK in the PRC and Hong Kong in March 2021, we began to recognize royalty revenues under the Zai License Agreement. However, we cannot provide assurance as to what extent we will generate revenue from the commercialization of QINLOCK by us or our partners. We do not expect to generate revenue from sales of any drug candidates, including vimseltinib, in the near future, if at all, unless and until we obtain marketing approval for, and begin to sell, such drug candidates. We may never generate revenues that are significant enough to achieve profitability.
On October 2, 2017, we completed our IPO of our common stock. Since October 2017, we have primarily supported our operations by completing issuances of our common stock through our IPO, subsequent follow-on offerings, and through at-the-market offerings. Through such issuances, we have issued and sold 46,160,921 shares of our common stock and pre-funded warrants to purchase 9,748,761 shares of our common stock resulting in net proceeds of $1.3 billion after deducting underwriting discounts and commissions and other offering expenses.
In April 2022, we entered into an underwriting agreement with J.P. Morgan Securities LLC and Jefferies, LLC (Jefferies), as representatives of the several underwriters named therein, relating to the issuance and sale of an aggregate of 7,501,239 shares of its common stock at a public offering price of $10.00 per share to certain investors. In addition, we issued and sold pre-funded warrants to purchase 9,748,761 shares of our common stock at a public offering price of $9.99 per pre-funded warrant, which equals the public offering price per share of the common stock less the $0.01 exercise price per share of each pre-funded warrant. The offering closed on April 29, 2022, resulting in net proceeds of $163.4 million, after deducting underwriting discounts and commissions and other offering expenses.
During the three months ended March 31, 2024 and 2023, 914,001 and 2,427,693 shares of pre-funded warrants were exercised, respectively, resulting in net proceeds of less than $0.1 million during each period.
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
In May 2023, we entered into the Sales Agreement with Jefferies, pursuant to which we may issue and sell shares of our common stock having aggregate offering proceeds of up to $200.0 million from time to time through Jefferies as its sales agent. Upon delivery of a placement notice and subject to the terms and conditions of the Sales Agreement, Jefferies may sell the shares by any method permitted by law deemed to be an "at the market offering" as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. We may sell shares in amounts and at times to be determined by us from time to time subject to the terms and conditions of the Sales Agreement, but we have no obligation to sell any shares under the Sales Agreement. We or Jefferies may suspend or terminate the offering of shares upon notice to the other party and subject to other conditions.
During the three months ended March 31, 2024, no shares were issued under the Sales Agreement. As of March 31, 2024, there was up to $185.0 million available for future issuance under the Sales Agreement.
Under the terms of the Merger Agreement, we have agreed to various covenants and agreements, including, among others, agreements to conduct our business in the ordinary course of business between the execution of the Merger Agreement and the closing of the merger. We do not believe these restrictions will prevent us from meeting our ongoing costs of operations, working capital needs or capital expenditure requirements. Under the terms of the Merger Agreement, we may be required to pay Ono a termination fee of $78.8 million if the Merger Agreement is terminated under certain circumstances specified in the Merger Agreement. Moreover, we have incurred, and will continue to incur, significant costs and expenses in connection with the pending transaction. We must pay a material portion of these costs and expenses whether or not the transaction is completed. Payment of any such fees, costs or expenses may require us to use available cash that would have otherwise been available for general corporate purposes or other uses.
Cash Flows
As of March 31, 2024, our principal sources of liquidity were cash, cash equivalents, and marketable securities of $299.3 million, which consisted of cash, money market funds, commercial paper, U.S. government securities, and corporate debt securities. The primary objectives of our investment activities are to preserve principal, provide liquidity, and maximize income without significantly increasing risk. Given the nature of these investments, we believe that the market for these instruments is not illiquid.
The following table summarizes our sources and uses of cash and cash equivalents for each of the periods presented:

	Three Months Ended March 31,
(in thousands)	2024	2023
Net cash flows used in operating activities	$(54,585)	$(49,455)
Net cash flows provided by (used in) investing activities	62,631	(35,414)
Net cash flows provided by financing activities	522	134,686
Net increase in cash and cash equivalents	$8,568	$49,817
Operating Activities
During the three months ended March 31, 2024 compared to the same period in 2023, net cash flows used in operating activities increased $5.1 million, primarily resulting from a decrease in net cash flows related to changes in our operating assets and liabilities of $7.1 million and a decrease in net non-cash charges of $2.5 million, including a decrease in share-based compensation of $2.3 million, partially offset by a decrease in our net loss of $4.5 million. The decrease in net cash flows related to changes in our operating assets and liabilities were generally due to the timing of vendor invoicing and payments.
Investing Activities
During the three months ended March 31, 2024 compared to the same period in 2023, net cash flows provided by investing activities increased $98.0 million, primarily resulting from a decrease in purchases of marketable securities of $102.6 million, partially offset by a decrease in proceeds from maturities and sales of marketable securities of $4.8 million.
Financing Activities
During the three months ended March 31, 2024 compared to the same period in 2023, net cash flows provided by financing activities decreased $134.2 million, primarily resulting from net proceeds from an offering of our common stock in a follow-on public offering in January 2023 for $134.5 million.
Funding Requirements
Our ability to generate product revenues sufficient to achieve profitability will depend heavily on the successful commercialization of QINLOCK and eventual commercialization of one or more of our drug candidates. Our net loss was $45.1 million for the three months ended March 31, 2024 and $194.9 million for the year ended December 31, 2023. As of March 31, 2024, we had an accumulated deficit of $1.5 billion. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We expect that our expenses and capital requirements will continue to increase in connection with our ongoing activities, particularly as we:
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
We believe that our cash, cash equivalents, and marketable securities as of March 31, 2024 of $299.3 million, together with anticipated product, royalty, and supply revenues, but excluding any potential future milestones received under our collaboration or license agreements will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2026. We have based these estimates on assumptions that may not be achieved, and we could utilize our available capital resources sooner than we expect.
Contractual Obligations and Commitments
As of March 31, 2024, there have been no material changes to our contractual obligations and commitments outside the ordinary course of business from those that were presented in our Form 10-K for the year ended December 31, 2023.
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
Item 3.    Quantitative and Qualitative Disclosures about Market Risk.
For the Company’s disclosures about market risk, please see “Part II—Item 7A—Quantitative and Qualitative Disclosures About Market Risk” in our Form 10-K for the year ended December 31, 2023 on file with the SEC. There have been no material changes to the Company’s disclosures about market risk in Part II—Item 7A of our Form 10-K for the year ended December 31, 2023 on file with the SEC.
Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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
Risks Related to the Pending Transaction with Ono
We may not complete the pending transaction with Ono within the time frame we anticipate, or at all, which could have an adverse effect on our business, financial results, and/or operations.
On April 29, 2024, we, Ono Pharmaceutical Co., Ltd., a Japanese company (kabushiki kaisha) (Parent or Ono), and Topaz Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (Merger Sub), entered into an Agreement and Plan of Merger (the Merger Agreement). Pursuant to the Merger Agreement, and upon the terms and subject to the conditions therein, Merger Sub will commence a cash tender offer (the Offer) to acquire all the issued and outstanding shares of our common stock, at a price per share of $25.60, net to the seller in cash, without interest and subject to applicable withholding tax required by applicable law. Following the consummation of the Offer, Merger Sub will merge with and into our company, with our company surviving as a wholly owned subsidiary of Ono, and each outstanding share of our common stock (other than shares of common stock held by us as treasury stock, owned by Ono or the Merger Sub or any of their direct or indirect subsidiaries at the commencement of the Offer, irrevocably accepted for payment by Merger Sub in the Offer or held by stockholders who are entitled to demand, and who properly demand, appraisal rights under Delaware law) will be converted into the right to receive $25.60 per share in cash, without interest, subject to any withholding of taxes required by applicable law.
The completion of the pending transaction is subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, including that (i) there shall have been validly tendered and not validly withdrawn at or prior to the expiration of the Offer that number of shares of our common stock that, considered together with all other shares of our common stock (if any) beneficially owned by Parent and its controlled affiliates (excluding any shares of our common stock tendered pursuant to guaranteed delivery procedures that have not yet been "received" (as such term is defined in Section 251(h)(6)(f) of the General Corporation Law of the State of Delaware)), represent one more than 50% of the total number of shares of our common stock outstanding at the expiration of the Offer; (ii) the waiting period (and any extension thereof) applicable to consummation of the Offer and the merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, has expired or been terminated; (iii) no governmental entity of competent and applicable jurisdiction shall have enacted, issued, promulgated, enforced or entered any order or law that is in effect and restrains, enjoins or otherwise prohibits or makes illegal consummation of the Offer or the merger; (iv) our representations and warranties contained in the Merger Agreement shall be accurate, subject to customary materiality thresholds and exceptions; (v) we shall have performed or complied in all material respects with our covenants and agreements contained in the Merger Agreement; (vi) there shall not have occurred, and be continuing at the expiration time of the Offer, a Company Material Adverse Effect (as defined in the Merger Agreement); and (vii) other customary conditions as set forth in the Merger Agreement.
In addition, the Merger Agreement may be terminated under certain specified circumstances, including, but not limited to, a change in the recommendation of our board of directors or a termination of the Merger Agreement by us to enter into an agreement for a "Superior Proposal," as defined in the Merger Agreement. In addition, if the pending transaction is not completed by January 29, 2025 (or March 1, 2025 in certain circumstances), either we or Ono may terminate the Merger Agreement, subject to certain exceptions. As a result, we cannot assure you that the transaction with Ono will be completed, or that, if completed, it will be exactly on the terms set forth in the Merger Agreement or within the expected time frame.
If the pending transaction is not completed within the expected time frame or at all, we may be subject to a number of material risks. The price of our common stock may decline to the extent that current market prices reflect a market assumption that the transaction will be completed. We could be required to pay Ono a termination fee of $78.8 million if the Merger Agreement is terminated under specific circumstances described in the Merger Agreement. The failure to complete the transaction also may result in negative publicity and negatively affect our relationship with our stockholders, employees, collaborators, distributors, vendors, suppliers, regulators, and other business partners. We may also be required to devote significant time and resources to litigation related to any failure to complete the merger or related to any enforcement proceeding commenced against us to perform our obligations under the Merger Agreement.
The announcement and pendency of the transaction with Ono could adversely affect our business, financial results, and/or operations.
Our efforts to complete the transaction could cause substantial disruptions in, and create uncertainty surrounding, our business, which may materially adversely affect our results of operation and our business. Uncertainty as to whether the transaction will be completed may affect our ability to recruit prospective employees or to retain and motivate existing employees. Employee retention may be particularly challenging while the transaction is pending because employees may experience uncertainty about their roles following the transaction. A substantial amount of our management’s and employees’ attention is being directed toward the completion of the transaction and thus is being diverted from our day-to-day operations. Uncertainty as to our future could adversely affect our business and our relationship with collaborators, distributors, vendors, suppliers, regulators and other business partners. For example, vendors, suppliers, collaborators, distributors, and other counterparties may react unfavorably, including by delaying or deferring decisions concerning their business relationships or transactions with us, or seek to change existing business relationships with us. Changes to or termination of existing business relationships could adversely affect our results of operations and financial condition, as well as the market price of our common stock. The adverse effects of the pendency of the transaction could be exacerbated by any delays in completion of the transaction or termination of the Merger Agreement.
While the Merger Agreement is in effect, we are subject to restrictions on our business activities.
While the Merger Agreement is in effect, we are subject to restrictions on our business activities, generally requiring us to conduct our business in the ordinary course, and subjecting us to a variety of specified limitations absent Ono’s prior consent. Outside certain limited exceptions, these limitations include, among other things, restrictions on our ability to acquire other businesses and assets in excess of a specified limit, dispose of our assets, make investments, enter into certain contracts, repurchase or issue securities, pay dividends, incur capital expenditures in excess of a specified limit, take certain actions relating to intellectual property, amend our organizational documents, and incur indebtedness. These restrictions could prevent us from pursuing strategic business opportunities, taking actions with respect to our business that we may consider advantageous and responding effectively and/or timely to competitive pressures and industry developments, and may as a result materially and adversely affect our business, results of operations, and financial condition.
In certain instances, the Merger Agreement requires us to pay a termination fee to Ono, which could require us to use available cash that would have otherwise been available for general corporate purposes.
Under the terms of the Merger Agreement, we may be required to pay Ono a termination fee of $78.8 million if the Merger Agreement is terminated under specific circumstances described in the Merger Agreement. If the Merger Agreement is terminated under such circumstances, the termination fee we may be required to pay under the Merger Agreement may require us to use available cash that would have otherwise been available for general corporate purposes and other uses. For these and other reasons, termination of the Merger Agreement could materially and adversely affect our business operations and financial condition, which in turn would materially and adversely affect the price of our common stock.
We have incurred, and will continue to incur, direct and indirect costs as a result of the pending transaction with Ono.
We have incurred, and will continue to incur, significant costs and expenses, including fees for professional services and other transaction costs, in connection with the pending transaction. We must pay a material portion of these costs and expenses whether or not the transaction is completed. There are a number of factors beyond our control that could affect the total amount or the timing of these costs and expenses, any of which could materially and adversely affect our business, prospects, financial condition, and results of operations.
Lawsuits may be filed against us and the members of our board of directors arising out of the proposed merger with Ono, which may delay or prevent the proposed merger.
Complaints may in the future be filed against us, our board of directors, Ono, Ono’s board of directors and/or others in connection with the transactions contemplated by the Merger Agreement. The outcome of litigation is uncertain, including the amount of costs associated with defending these claims or any other liabilities that may be incurred in connection with the litigation of these claims, and we may not be successful in defending against any such future claims. Lawsuits that may be filed against us, our board of directors, Ono, or Ono’s board of directors could delay or prevent the consummation of the Offer and the merger, result in significant costs, and divert the attention of our management and employees from our day-to-day business which could affect our operations and otherwise adversely affect us financially.
The following risk factors assume that we remain a stand-alone company.
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
Healthcare providers, physicians, and third-party payors play a primary role in the recommendation and prescription of QINLOCK and any drug candidates for which we obtain marketing approval. Our arrangements with third-party payors, customers, and other third parties may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell, and distribute QINLOCK and any other products for which we obtain marketing approval. These laws impact, among other things, our research activities and proposed sales, marketing and education programs and constrain our business and financial arrangements and relationships with third-party payors, healthcare professionals, and other parties through which we market, sell, and distribute QINLOCK and any other products for which we obtain marketing approval. In addition, we may be subject to patient data privacy and security regulation by both the U.S. federal government and the states in which we conduct our business, along with foreign regulators (including European data protection authorities). Finally, our current and future operations are subject to additional healthcare-related statutory and regulatory requirements and enforcement by foreign regulatory authorities in jurisdictions in which we conduct our business. For more information regarding the risks related to such laws, regulations, and patient assistance programs, please see "Business—Government Regulation—Other Healthcare Laws" in our Form 10-K for the year ended December 31, 2023.
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
The regulations that govern marketing approvals, pricing, coverage, and reimbursement for new drugs vary widely from country to country. In the U.S., recently enacted legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, including certain European countries, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay our commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenue we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in QINLOCK or one or more of our drug candidates, even if such drug candidates obtain marketing approval. For more information regarding the risks related to insurance coverage and reimbursement, please see "Business—Government Regulation—Coverage and Reimbursement" in our Form 10-K for the year ended December 31, 2023.
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
In the U.S. and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of our drug candidates, restrict or regulate post-approval activities, and affect our ability to profitably sell our approved drug and any drug candidates for which we obtain marketing approval. Among policy-makers and payers in the U.S. and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access to healthcare. In the U.S., the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. There have been, and likely will continue to be, legislative and regulatory proposals at the federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. For more information regarding the risks related to such recently enacted and future legislation, please see “Business—Government Regulation—U.S. Healthcare Reform” in our Form 10-K for the year ended December 31, 2023.
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
We participate in the Medicaid Drug Rebate Program, the 340B program, the U.S. Department of Veterans Affairs, Federal Supply Schedule (FSS) pricing program, and the Tricare Retail Pharmacy program, which require us to disclose average manufacturer pricing, and, in the future may require us to report the average sales price for certain of our drugs to the Medicare program. Pricing and rebate calculations vary across products and programs, are complex, and are often subject to interpretation by us, governmental or regulatory agencies and the courts. Furthermore, regulatory and legislative changes, and judicial rulings relating to these programs and policies (including coverage expansion), have increased and will continue to increase our costs and the complexity of compliance, have been and will continue to be time-consuming to implement, and could have a material adverse effect on our results of operations, particularly if CMS or another agency challenges the approach we take in our implementation. For example, in the case of our Medicaid pricing data, if we become aware that our reporting for a prior quarter was incorrect or has changed as a result of recalculation of the pricing data, we are generally obligated to resubmit the corrected data for up to three years after those data originally were due. Such restatements increase our costs and could result in an overage or underage in our rebate liability for past quarters. Price recalculations also may affect the ceiling price at which we are required to offer our products under the 340B program and give rise to an obligation to refund entities participating in the 340B program for overcharges during past quarters impacted by a price recalculation. For more information regarding price reporting, please see “Business—Government Regulation—U.S. Healthcare Reform” and “Business—Government Regulation—Coverage and Reimbursement” in our Form 10-K for the year ended December 31, 2023.
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
Likewise, many other jurisdictions around the world have enacted or are proposing comprehensive new privacy and data protection laws that can impact our business. For more information regarding these laws and regulations, please see "Business - Government Regulation—Privacy and Data Security Laws" in our Form 10-K for the year ended December 31, 2023.
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
The most recent global financial crisis caused extreme volatility and disruptions in the capital and credit markets. Similarly, the volatility associated with the COVID-19 pandemic caused significant instability and disruptions in the capital and credit markets and, in recent months, the global economy has been impacted by increasing interest rates and high inflation, as well as by the Ukraine-Russia and Israel-Hamas wars and the possibility of a wider global conflict. A severe or prolonged economic downturn (including inflation or uncertainty caused by political violence and chaos) could result in a variety of risks to our business, including a reduced ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy or international trade disputes could also strain our suppliers, some of which are located outside of the U.S., possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.
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
Specifically, there are a large number of pharmaceutical and biotechnology companies developing or marketing treatments for cancer that would be competitive with QINLOCK and the drug candidates we are developing, if such drug candidates are approved. Many of these companies are developing cancer therapeutics that are also kinase inhibitors. Although there are currently marketed drugs that have activity in GIST through their targeting of primary and secondary KIT mutants, other than avapritinib for GIST PDGFRA exon 18 mutations only, no currently marketed drug directly targets certain secondary resistance mutations in KIT and PDGFRA, and no currently marketed drug provides coverage of all KIT and PDGFRA mutants. With respect to QINLOCK, there are a number of large pharmaceutical companies and biotechnology companies marketing small molecule drugs or biologic drugs for the treatment of GIST, including Blueprint Medicines Corporation, Novartis AG (Novartis), Pfizer, and Bayer AG. We are also aware of pharmaceutical and biotechnology companies developing drugs for the treatment of GIST including AB Sciences S.A., Ascentage Pharma Group Inc.(APGI), Arog Pharmaceuticals, Inc. (Arog), Chia Tai Tianqing Pharmaceutical Group CO., LTD (CTTPG), Cogent Biosciences, Inc. (Cogent), Immunicum AB (Immunicum), Jiangsu HengRui, Inc. (Jiangsu), Ningbo Tai Kang Medical Technology Co. Ltd. (NTKMT), Novartis, Taiho Pharmaceutical Co. Ltd, and IDRx, Inc. (IDRx). Several of these programs are in clinical studies, including but not limited to APGI, Arog, CTTPG, Cogent, Immunicum, Jiangsu, NTKMT, and IDRx. Further, there are numerous companies marketing or developing antibodies and small molecules targeting CSF1R for TGCT, including Abbisko Therapeutics Co., Ltd., AmMax Bio, Inc., Daiichi Sankyo Company, Limited, Dragonboat Biopharmaceutical Company Limited, HXPharma, SynOx Therapeutics Ltd, and HUTCHMED (China) Limited. These programs are also in clinical studies for TGCT. In addition, pexidartinib is the only FDA approved product, which is indicated for the treatment of adult patients with symptomatic TGCT associated with severe morbidity or functional limitations and not amenable to improvement with surgery. With respect to DCC-3116, an ULK inhibitor designed to address mutant RAS and RAF cancers being studied in a Phase 1/2 clinical study, we are aware of other companies that are advancing programs targeting ULK, including Ailon Pharma Oy, Galixir, and Txinno Bioscience Inc. With respect to DCC-3084, we are also aware of pharmaceutical and biotechnology companies developing pan-RAF development candidates, including BeiGene, Inc. (BeiGene), Black Diamond Therapeutics, Inc. (Black Diamond), Day One Biopharmaceuticals, Inc. (Day One), Erasca, Jazz Pharma Pharmaceuticals, Inc. (Jazz Pharma), F. Hoffmann-La Roche AG (Roche), METiS Therapeutics, Nested Therapeutics, Pfizer, Pierre Fabre S.A. (Pierre Fabre), and Verastem, Inc. (Verastem). Several of these programs are in clinical studies, including but not limited to BeiGene, Black Diamond, Day One, Jazz Pharma, Roche, Pierre Fabre, and Verastem. With respect to DCC-3009, we are aware of other pharmaceutical and biotechnology companies that are developing KIT inhibitors, including Cogent, IDRx, and NTKMT.
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
The FDA and other federal and state agencies, including the Department of Justice, closely regulate compliance with all requirements governing prescription drug products, including requirements pertaining to marketing and promotion of drugs in accordance with the provisions of the approved labeling and manufacturing of products in accordance with cGMP requirements. Violations of such requirements may lead to investigations alleging violations of the Federal Food, Drug, and Cosmetic Act and other statutes, including the FCA and other federal and state healthcare fraud and abuse laws as well as state consumer protection laws. Our failure to comply with all regulatory requirements, and later discovery of previously unknown adverse events or other problems with our products, manufacturers, or manufacturing processes, may yield various results, including:
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
Additionally, we expect to see increasing government and supranational regulation related to artificial intelligence use and ethics, which may also significantly increase the burden and cost of research, development and compliance in this area. For example, the EU’s Artificial Intelligence Act (AI Act), the world’s first comprehensive AI law, is anticipated to enter into force in Spring 2024 and, with some exceptions, become effective 24 months thereafter. This legislation imposes significant obligations on providers and deployers of high risk artificial intelligence systems, and encourages providers and deployers of artificial intelligence systems to account for EU ethical principles in their development and use of these systems.

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
We may be required to conduct additional clinical trials or other testing of our drug or drug candidates beyond those that we currently contemplate if we are unable to successfully complete clinical trials for our drug or drug candidates or other testing, obtain results of these trials or tests that are not positive or are only modestly positive, or if there are safety concerns. While we generally plan to conduct only one pivotal Phase 3 trial for each currently anticipated drug candidate, for a single randomized trial to support submission to the FDA of an NDA, the trial must be well-designed, well-conducted, with a favorable risk/benefit ratio, and provide statistically persuasive efficacy findings so compelling that a second trial would be unethical or practically impossible to repeat. In addition, certain data that we have presented to date have been generated and reviewed at the clinical sites and are preliminary. The data may be subject to subsequent central review, and based on that review, there may be changes to these data which may not be favorable. For example, in our Phase 1 study of QINLOCK, there were differences observed between imaging data assessed at the clinical sites in accordance with the Phase 1 protocol and by central review, including some instances where central review's findings regarding the number of objective responses were less favorable than those previously reported. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their drug candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. In addition, we, or our current or future licensees, such as Zai in Greater China, may be required to conduct additional clinical trials in the local region or regions where the licensees seek to commercialize our drug or drug candidates before a local regulatory authority will approve any marketing application. These local studies may involve, among other things, exploration of the effect our drug or drug candidates may have on a local population, which could be different than our clinical trial results or experience to date and subject these trials and our development efforts to the risk that they do not support regional approval.
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
Even if we obtain orphan drug exclusivity for a product's use in a specific indication, that exclusivity may not effectively protect the product from competition. For more information regarding the risks related to orphan drug designation and orphan drug exclusivity, please see "Business—Government Regulation—Orphan Drug Designation" in our Form 10-K for the year ended December 31, 2023.
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
We may develop, either by ourselves or with collaborators, in vitro companion diagnostic tests for our drug candidates for certain indications, including the companion diagnostic test that we intend to develop for QINLOCK in order to identify second-line GIST patients with mutations in KIT exon 11 and 17/18. To be successful, we or our collaborators will need to address a number of scientific, technical, regulatory, and logistical challenges. The FDA regulates in vitro companion diagnostic tests as medical devices that will likely be subject to clinical trials in conjunction with the clinical trials for our drug candidates, and which will require regulatory clearance or approval prior to commercialization. We will and may in the future rely on third parties for the design, development, and manufacture of companion diagnostic tests for our therapeutic drug candidates that require such tests. We have limited experience in the development and commercialization of companion diagnostic tests with third parties and may not be successful in developing and commercializing appropriate companion diagnostic tests with third parties to pair with our drug candidates that receive marketing approval. If these parties are unable to successfully develop companion diagnostic tests for these therapeutic drug candidates, or experience delays in doing so, the development of these therapeutic drug candidates may be adversely affected, these therapeutic drug candidates may not obtain marketing approval, and we may not realize the full commercial potential of any of these therapeutics that obtain marketing approval. As a result, our business, results of operations, and financial condition could be materially harmed. For more information regarding the risks related to development of companion diagnostic tests, please see "Business—Government Regulation of Diagnostic Tests" in our Form 10-K for the year ended December 31, 2023.
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
In November 2021, we announced that vimseltinib had been granted fast track designation by the FDA for the treatment of patients with TGCT who are not amenable to surgery. We intend to and may in the future seek fast track designation for some of our other drug candidates. If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address an unmet medical need for this condition, the drug sponsor may apply for FDA fast track designation. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular drug candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Even if we do receive fast track designation, we may not experience a faster development process, review, or approval compared to conventional FDA procedures. The FDA may rescind fast track designation if the drug candidate no longer meets the qualifying criteria for fast track designation, such as if the drug: (1) no longer demonstrates a potential to address unmet medical need or (2) is not being studied in a manner that shows the drug can treat a serious condition and meets an unmet medical need. A drug candidate may no longer demonstrate a potential to address an unmet medical need if a new product was approved under a traditional approval that addressed the same need or if emerging clinical data failed to show that the fast track designated drug candidate had the anticipated advantage over available therapy. For more information regarding the risks related to fast track designation, please see "Business—Government Regulation—Special FDA Expedited Review and Approval Programs" in our Form 10-K for the year ended December 31, 2023.
A BTD by the FDA for our drug candidates may not lead to a faster development or regulatory review or approval process, and it does not increase the likelihood that our drug candidates will obtain marketing approval.
In March 2023, the FDA granted BTD for QINLOCK for the treatment of adult patients with unresectable or metastatic GIST who received prior treatment with imatinib, and who harbor a KIT exon 11 mutation and co-occurring KIT exon 17 and/or 18 mutations (KIT exon 11+17/18 mutations). We have in the past received and may in the future seek a BTD for some of our drug candidates. For more information regarding the risks related to BTD, please see "Business—Government Regulation—Special FDA Expedited Review and Approval Programs" in our Form 10-K for the year ended December 31, 2023.
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
Investment in pharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We were formed and commenced operations in 2003. Other than QINLOCK, we have no approved products for commercial sale and have not generated sufficient revenue to result in a profit from product sales. We continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we have never been profitable and have incurred losses in each year since inception. For the three months ended March 31, 2024 and the year ended December 31, 2023, we reported net losses of $45.1 million and $194.9 million, respectively. As of March 31, 2024, we had an accumulated deficit of $1.5 billion.
Since our inception, we have focused substantially all of our efforts and financial resources on developing our proprietary compound library, including, without limitation, the preclinical and clinical development of QINLOCK and our drug candidates and, more recently, establishing a commercial infrastructure. On May 15, 2020, QINLOCK was approved by the FDA for the treatment of adult patients with advanced GIST who have received prior treatment with three or more kinase inhibitors, including imatinib. Except for QINLOCK, all of our drug candidates, including vimseltinib and DCC-3116, are still in clinical stages of development. To date, we have not generated sufficient revenue to result in a profit from the product sales of QINLOCK and have funded our operations primarily with proceeds from the sales of our common stock in public offerings and through at-the-market offerings, sales of preferred shares, proceeds from the issuance of convertible notes, payments received under a concluded collaboration agreement, upfront and milestones received under our license agreement with Zai, borrowings under a repaid construction loan, and research and development grants from the Kansas Bioscience Authority. Since our inception, we received an aggregate of $1.6 billion in net proceeds from such transactions. As of March 31, 2024, our cash, cash equivalents, and marketable securities were $299.3 million.
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
We believe that our cash, cash equivalents, and marketable securities as of March 31, 2024, together with anticipated product, royalty, and supply revenues, but excluding any potential future milestones received under our collaboration or license agreements will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2026. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.
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
As of March 31, 2024, our executive officers and directors, and, combined with our stockholders who own more than 10% of our outstanding capital stock, beneficially own shares, in the aggregate, representing approximately 32% of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to exert significant influence over all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would have significant influence over the election of directors and approval of any merger, consolidation, or sale of all or substantially all of our assets. This concentration of ownership control may:
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
Our stock price is likely to be volatile. The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. Our common stock is currently quoted on the Nasdaq Global Select Market under the symbol "DCPH." Since our common stock began trading on the Nasdaq Global Select Market on September 28, 2017, our stock has traded at prices as low as $6.51 per share and as high as $71.11 per share through March 31, 2024. Market prices for our common stock will be influenced by a number of factors, including:
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
We currently rely on foreign CROs and CMOs, including WuXi, to manufacture our clinical materials, and will likely continue to rely on foreign CROs and CMOs in the future.
We currently rely on foreign CROs and CMOs, including WuXi, to manufacture our clinical materials, and will likely continue to rely on foreign CROs and CMOs in the future. Foreign CMOs may be subject to U.S. legislation or investigations, including the proposed BIOSECURE Act, sanctions, trade restrictions and other foreign regulatory requirements, which could increase the cost or reduce the supply of material available to us, delay the procurement or supply of such material, delay or impact clinical trials, have an adverse effect on our ability to secure significant commitments from governments to purchase our approved drug and drug candidates and could adversely affect our financial condition and business prospects. In addition, if we are required to change clinical material manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. The delays associated with the verification of a new manufacturer, if we can identify an alternative source, could negatively affect our ability to develop product candidates in a timely manner or within budget.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
Not applicable.

Item 5.    Other Information.
During the quarter ended March 31, 2024, Daniel Martin, our Chief Commercial Officer and an executive officer, and Jama Pitman, our Chief Development Officer and an executive officer, each adopted a trading arrangement for the sale of securities of the Company’s common stock (Rule 10b5-1 Trading Plan) that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c). Mr. Martin’s Rule 10b5-1 Trading Plan was adopted on January 10, 2024 and will continue until December 31, 2024 unless earlier terminated or modified. Under Mr. Martin's Rule 10b5-1 Trading Plan, an aggregate number of 79,308 securities can be sold or purchased during the duration of the Rule 10b5-1 Trading Plan. Ms. Pitman’s Rule 10b5-1 Trading Plan was adopted on February 8, 2024 and will continue until April 30, 2025 unless earlier terminated or modified. Under Ms. Pitman's Rule 10b5-1 Trading Plan, an aggregate number of 106,917 securities can be sold or purchased during the duration of the Rule 10b5-1 Trading Plan. In April 2024, Mr. Martin and Ms. Pitman terminated their Rule 10b5-1 Trading Plans adopted during the quarter ended March 31, 2024.

Item 6.    Exhibits.

Exhibit Number	Description
2.1
Reorganization Agreement and Plan of Merger by and among the Registrant, Deciphera Pharmaceuticals, LLC and the other parties named therein, dated October 2, 2017. (Incorporated by reference to Exhibit 2.1 to the Registrant's Quarterly Report on Form 10-Q filed on November 14, 2017) (1).

2.2
Agreement and Plan of Merger, dated as of April 29, 2024, by and among Ono Pharmaceutical Co. Ltd., Topaz Merger Sub, Inc. and Deciphera Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on April 29, 2024 (1).

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
(1)     Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC; provided, however, that the Company may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934 for any schedules so furnished.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DECIPHERA PHARMACEUTICALS, INC.

Date: May 10, 2024	By:	/s/ Thomas P. Kelly
Thomas P. Kelly Chief Financial Officer (Principal Financial and Accounting Officer)